Form 10-Q
period 1996-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1996-08-14
CIK 1003950

- ------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -----------------


                                    FORM 10-Q

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1996
                                       OR
       [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)



                             -------------------

               Delaware                              16-1158413
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation of organization)
                                                        14620
315 Science Parkway, Rochester New York              (Zip Code)
    (Address of principal executive
               offices)
          Registrant's telephone number, including area code: (716) 256-0200

                        -----------------------------



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


      The number of shares outstanding of the registrant's common stock was 4,782,543 as of August 8, 1996.


- --------------------------------------------------------------------------------

           Performance Technologies, Incorporated and Subsidiaries

                                    Index


                                                                          Page
Part I.                 Financial Information

Item 1.                 Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 1996 (unaudited)
            and December 31, 1995                                           3

            Consolidated Statements of Income For The Three and Six
            Months Ended June 30, 1996 and 1995 (unaudited)                 4

            Consolidated Statements of Cash Flows For The Six Months
            Ended June 30, 1996 and 1995 (unaudited)                        5

            Notes to Consolidated Financial Statements For The Six
            Months Ended June 30, 1996                                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7


Part II.                Other Information

Item 4.     Submission of Matters to Vote of Security Holders              10

Item 6.     Exhibits and Reports on Form 8-K                               10

Signatures                                                                 12

Performance Technologies, Incorporated and Subsidiaries
Consolidated Balance Sheets

                                              June 30,          December 31,
                                                1996                1995
                                           ---------------      --------------
                                             (UNAUDITED)

ASSETS
Current Assets
   Cash and cash equivalents                  $13,729,000          $2,466,000
   Accounts receivable, net                     2,998,000           2,210,000
   Inventories - Note D                         4,424,000           3,412,000
   Prepaid income taxes                           216,000             334,000
   Prepaid expenses and other                     151,000             294,000
   Deferred taxes                                 213,000             238,000
                                           ---------------      --------------
      Total current assets                     21,731,000           8,954,000


Equipment and improvements, net                 1,078,000           1,078,000

Software capitalization, net                      481,000             418,000

Other assets - Note C                             208,000              73,000
                                           ---------------      --------------
Total assets                                  $23,498,000         $10,523,000
                                           ===============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current portion of long term debt              $88,000             $73,000
   Accounts payable                               799,000           1,427,000
   Accrued expenses                             1,571,000           1,239,000
                                           ---------------      --------------
      Total current liabilities                 2,458,000           2,739,000
                                           ---------------      --------------

   Long term debt                                 176,000              57,000
   Deferred taxes                                 157,000             157,000
                                           ---------------      --------------
      Total liabilities                         2,791,000           2,953,000
                                           ---------------      --------------

MINORITY INTEREST - Note C                                             83,000
                                                                --------------

STOCKHOLDERS' EQUITY
   Preferred stock
   Common stock - Note B                           49,000              33,000
   Additional paid-in capital                  12,812,000           1,414,000
   Retained earnings                            8,003,000           6,196,000
   Less: Treasury stock                          (157,000)           (156,000)
                                           ---------------      --------------
      Total stockholders' equity               20,707,000           7,487,000
                                           ---------------      --------------

Total Liabilities and stockholders' equity    $23,498,000         $10,523,000
                                           ===============      ==============


Performance Technologies, Incorporated and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ending June 30, 1996 and 1995
                                     (UNAUDITED)


                                         Three Months Ended                  Six Months Ended
                                                June 30,                           June 30,
                                        1996             1995             1996              1995
                                     -----------      -----------      ------------      -----------

Sales                                $6,463,000       $4,144,000       $12,000,000       $8,075,000
Cost of goods sold                    2,742,000        1,925,000         5,106,000        3,628,000
                                     -----------      -----------      ------------      -----------
Gross profit                          3,721,000        2,219,000         6,894,000        4,447,000
                                     -----------      -----------      ------------      -----------

Operating expenses:
   Selling and marketing                889,000          481,000         1,569,000          952,000
   Research and development             729,000          372,000         1,322,000          744,000
   General and administrative           805,000          647,000         1,393,000        1,320,000
                                     -----------      -----------      ------------      -----------
     Total operating expenses         2,423,000        1,500,000         4,284,000        3,016,000
                                     -----------      -----------      ------------      -----------

Income from operations                1,298,000          719,000         2,610,000        1,431,000
Other income                            175,000           34,000           307,000           86,000
                                     -----------      -----------      ------------      -----------

Income before taxes and
   minority interest                  1,473,000          753,000         2,917,000        1,517,000
Provision for income taxes              558,000          231,000         1,086,000          484,000
                                     -----------      -----------      ------------      -----------

Income before minority interest         915,000          522,000         1,831,000        1,033,000
Minority interest - Note C               (5,000)          (5,000)          (24,000)         (57,000)
                                     -----------      -----------      ------------      -----------

Income from continuing operations       910,000          517,000         1,807,000          976,000

Loss from discontinued operations                                                           (19,000)
                                     -----------      -----------      ------------      -----------

Net income                             $910,000         $517,000        $1,807,000         $957,000
                                     ===========      ===========      ============      ===========

Earnings per share:
   Income from continuing operations      $0.18            $0.16             $0.38            $0.30
                                     -----------      -----------      ------------      -----------
   Loss from discontinued operations                                                          (0.01)
                                     -----------      -----------      ------------      -----------
   Net income                             $0.18            $0.16             $0.38            $0.29
                                     -----------      -----------      ------------      -----------

Weighted average common and
   common share equivalents           4,968,000        3,286,000         4,721,000        3,288,000
                                     ===========      ===========      ============      ===========


Performance Technologies, Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ending June 30, 1996 and 1995
                        (UNAUDITED)


                                                                Six Months Ended
                                                                     June 30,
                                                            1996              1995
                                                         ------------      ------------

Cash flows from operating activities
      Net Income                                          $1,807,000          $957,000
      Non-cash adjustments:
         Depreciation and amortization                       352,000           306,000
         Provision for bad debts                            (104,000)          128,000
         Reserve for inventory obsolescence                  309,000           136,000
         Gain on sale of equipment                            (8,000)
         Minority Interest                                    24,000            57,000
         Deferred income taxes                                25,000            30,000
         Issuance of warrants                                                   61,000
      Changes in operating assets and liabilities:
         Accounts receivable                                (684,000)         (622,000)
         Inventories                                      (1,321,000)         (381,000)
         Prepaid expenses and other                          152,000           (28,000)
         Accounts payable                                   (248,000)
         Accrued expenses                                    332,000           355,000
         Prepaid income taxes                                118,000             7,000
         Discontinued operations - non-cash charges
            and working capital changes                                        495,000
                                                         ------------      ------------
      Net cash provided by operating activities              754,000         1,501,000
                                                         ------------      ------------

Cash flows from investing activities
      Cash purchases of equipment and improvements          (581,000)         (121,000)
      Proceeds from sale of equipment                          8,000
      Capitalized software development                      (196,000)         (166,000)
      Purchase of remaining shares in subsidiary             (93,000)
      Investing activities of discontinued operations                         (129,000)

                                                         ------------      ------------
      Net cash used by investing activities                 (862,000)         (416,000)
                                                         ------------      ------------

Cash flows from financing activities
      Payments on capital lease obligations                  (30,000)          (32,000)
      Borrowings from line of credit                                           535,000
      Repayment of line of credit and notes payable          (12,000)       (1,441,000)
      Net proceeds from issuance of common stock          11,413,000           105,000
                                                         ------------      ------------
      Net cash provided (used) by financing activities    11,371,000          (833,000)
                                                         ------------      ------------
      Net increase in cash                                11,263,000           252,000

Cash and cash equivalents at beginning of period           2,466,000           620,000
                                                         ------------      ------------
Cash and cash equivalents at end of period               $13,729,000          $872,000
                                                         ============      ============


           Performance Technologies, Incorporated and Subsidiaries
                  Notes to Consolidated Financial Statements
                    For The Six Months Ended June 30, 1996
                                 (Unaudited)


Note - A The unaudited consolidated financial statements of Performance Technologies, Incorporated and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Company's Special Report on Form 10 - K.

Note - B There were 4,779,306 and 3,166,000 shares issued and outstanding at June 30, 1996 and December 31, 1995, respectively, of the Company's $.01 par value Common Stock. During the six months ended June 30, 1996, 13,825 common shares were issued upon the exercise of stock options.

Note - C On March 31, 1996, the Company paid $44,000 and executed promissory notes to the selling stockholders totaling $176,000 to acquire an additional 39% interest in its subsidiary, UconX Corporation. On April 30, 1996, UconX purchased the outstanding shares of its other remaining stockholders for $48,000 resulting in UconX becoming a wholly-owned subsidiary of the Company. In connection with these transactions, additional goodwill of $188,000 was recorded. Goodwill is amortized using the straight-line method over five years.

Note - D Inventories consisted of the following at June 30, 1996 and December 31, 1995:

                                                June 30,          December 31,
                                                  1996                1995
                                              -----------         ------------
      Purchased parts and components          $ 1,730,000          $ 1,467,000
      Work in process                           2,705,000            1,691,000
      Finished goods                              338,000              383,000
                                              -----------         ------------
                                                4,773,000            3,541,000
      Less:reserve for inventory obsolescence    (349,000)            (129,000)
                                              -----------         ------------
        Net                                   $ 4,424,000          $ 3,412,000
                                              ===========         ============

Note - E In October 1995, the Financial Accounting Standards Board ("FASB") issued FAS No. 123 Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. FAS 123 indicates a preference for a fair value based method of accounting for employee stock options, but allows for continuation of the intrinsic value based method under U.S. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has chosen to continue its use of the intrinsic value based method of accounting, but will present required financial statement disclosures in its Annual Report on Form 10-K for the year ended December 31, 1996 to be filed with the U.S. Securities and Exchange Commission.

           Performance Technologies, Incorporated and Subsidiaries

Item  2.   Management's   Discussion  and  Analysis  of  Financial   Condition
           and Results of Operations

      The following discussion and analysis of the Company's financial condition and results of operations during the periods included in the accompanying financial statements focuses on the Company's continuing operations and does not include any discussion or analysis with respect to the Company's discontinued operations. In March 1995, the Telecommunications, Vision Systems and Data Base Management Software businesses were consolidated into one corporation and spun off to our stockholders ("Spin-Off").

Overview

      The Company's revenues are generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The Company has a proven record of adapting its products to a continually changing marketplace.

      Historically, approximately 65% of the Company's sales have been to OEMs. Management intends to increase its marketing efforts to VARs, distributors and systems integrators to develop a larger worldwide distribution network. The Company has increased sales primarily by developing new products and by increasing the unit sales volumes of existing products. Domestic sales represented 93% of total sales for the second quarter ending June 30, 1996, compared to 86% for 1995. During the second quarter, the Company participated in two major computer shows, Interop 96 and Networks Expo 96 (United Kingdom) to promote its networking and communications products. Two of the Company's stated sales objectives for 1996 are to open a direct sales office in Europe and investigate opening another direct sales office in the Pacific Rim. During the second quarter, the Company opened a direct sales office in Munich, Germany to sell its WAN, LAN and data storage interface systems products.

      During the second quarter, the Company released and began shipping two new products: the Ultra SCSI Adapter which increases the performance, reliability and disk throughput of Sun workstations; and ComLink Communications Software which makes several of the Company's WAN controllers Plug n' Play compatible with Sun Microsystems, Inc.'s SunLink communications software.

      In April, the Company launched its Ethernet Protocol Switch, Nebula 2000(TM) and its StarGazer(TM) Network Management Software at the Interop 96 computer show. The Nebula 2000 switch provides powerful capabilities for growing networks, coupled with the advanced StarGazer network management system that allows network managers greater access into their network configurations and visibility of network traffic. During the quarter, the Company staffed a separate organization to establish distribution channels for these products. Discussions are underway to place these products with a national distributor of networking products and also with a potential "private label" reseller.

      In order to meet its aggressive growth plans, the Company must continue to develop new and more advanced networking and communication products. To achieve this objective, the Company intends to hire approximately ten new hardware and software engineers during 1996. Recruiting engineers is one of the Company's greatest challenges. While a number of engineers were hired early in the year, the Company is actively recruiting to fill open positions and is also investigating alternative strategies. As the Company succeeds in hiring qualified engineers and further accelerates the development of its next generation LAN, WAN and Ethernet switching products, research and development expenses will likely represent a greater percentage of sales than in the past several years.

      In May, Alan Daniels, the Company's western regional sales manager, was promoted to the position of President of UconX Corporation. A new regional sales manager was hired for the west coast as his replacement. On March 31, 1996, the Company paid $44,000 and executed promissory notes to the selling stockholders for $176,000 to acquire an additional 39% interest in its subsidiary, UconX Corporation. On April 30, 1996, UconX purchased its other remaining outstanding shares for $48,000 resulting in UconX becoming a wholly-owned subsidiary of the Company. In connection with these transactions, additional goodwill of $188,000 was recorded. Goodwill is amortized using the straight-line method over five years.

          Quarter and Six Months Ended June 30, 1996, compared with the Quarter and Six Months Ended June 30, 1995

      SALES. Sales for the second quarter of 1996 increased by $2,319,000 (56.0%) to $6,463,000, from $4,144,000 for the second quarter of 1995 primarily due to the increasing demand for the Company's WAN and LAN/FDDI products. The second quarter of 1996 also benefited from a significant contract originally scheduled for shipment over the second and third quarters of 1996, which was expedited at the customer's request and completely shipped during this quarter. Sales for the six months ended June 30, 1996 increased by $3,925,000 (48.6%) to $12,000,000, from $8,075,000 for the six months ended June 30, 1995.

      International sales amounted to $465,000 for the quarter ended June 30, 1996, compared to $608,000 in the same quarter in 1995. International sales were $853,000 for the six months ended June 30, 1996, compared to $1,158,000 for the first six months of last year. The decline in international sales is reflective of economic conditions abroad. It is anticipated that the establishment of a direct sales office in Europe in April 1996 will enable the Company to gain increasing market share for its products over the next twelve months.

      GROSS PROFIT. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit for the second quarter, 1996 increased by 67.7% to $3,721,000, from $2,219,000 for the second quarter 1995. Gross margin improved to 57.6% of sales for the quarter, from 53.5% in the second quarter 1995. Gross profit for the six months ended June 30, 1996 increased 55.0% to $6,894,000, from $4,447,000 for the first half of 1995. Gross margin improved to 57.5% of sales for the first six months of 1996, from 55.1% for the first half of 1995. The improved margin is attributable to favorable product mix along with manufacturing efficiencies associated with higher volumes of business.

      OPERATING EXPENSES.  Total operating expenses increased to $2,423,000,  or
37.5 % of sales for the second quarter 1996, from $1,500,000, or 36.2% of sales for the comparable 1995 quarter. Total operating expenses increased to $4,284,000, or 35.7 % of sales for the first half of 1996, from $3,016,000, or 37.3% of sales for the six months ended June 30, 1995.

      Selling and marketing expenses increased to $889,000, or 13.8% of sales for the second quarter 1996, from $481,000, or 11.6% of sales for the same quarter in 1995. Selling and marketing expenses increased to $1,569,000, or 13.1% of sales for the six months ended June 30, 1996, from $952,000, or 11.8% of sales for the first half of 1995. The majority of the increase in sales and marketing expenses in 1996 is attributable to higher advertising and marketing expenses including those associated with the launch of the new Ethernet Protocol Switch, Nebula 2000 and its StarGazer Network Management Software at two major computer shows. Meaningful revenues from these new switching products are not anticipated until late in the year.

      Research and development expenses were $729,000, or 11.3% of sales for the second quarter 1996, compared to $372,000, or 9.0% of sales for the comparable 1995 quarter. Research and development expenses were $1,322,000, or 11.0% of sales for the six months ended June 30, 1996, compared to $744,000, or 9.2% of sales for the six months ended June 30, 1995. Research and development expenses consist primarily of employee salary and benefit costs, cost of materials consumed in developing and designing new products and, to a lesser extent, contract product development and equipment rental. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold. Research and development expenses increased during the first and second quarter of 1996, primarily reflecting higher engineering staff levels which are expected to increase throughout the remainder of the year.

      General and administrative expenses increased to $805,000, or 12.5% of sales for the second quarter 1996, compared to $647,000, or 15.6% of sales for the second quarter 1995. General and administrative expenses increased to $1,393,000, or 11.6% of sales for the six months ended June 30, 1996, compared to $1,320,000, or 16.3% of sales for the first half of 1995. The increase in general and administrative expenses of 5.5% for the first six months of this year reflects additions of administrative personnel, corporate-wide incentives and corporate costs associated with being a public company, offset by reductions in certain overhead expenses.

      INCOME TAXES. The provision for income taxes was $558,000 in the second quarter, 1996, compared to $231,000 for the same quarter in 1995. The effective corporate income tax rate for the second quarter of 1996 was 37.8%, compared to 30.6% for the second quarter of 1995. For the six months ended June 30, 1996, the provision for income taxes amounted to $1,086,000, compared to $484,000 for the first six months of 1995. The effective corporate income tax rate was 37.2%, compared to 31.9% for the first six months of 1995. The increase in the effective corporate income tax rate during 1996 is due to the utilization of research and development tax credits in 1995. As a result of UconX Corporation becoming a wholly owned subsidiary, UconX will be included in the Company's consolidated corporate income tax returns beginning in April, 1996.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, the Company's primary source of liquidity included cash and cash equivalents of $13,729,000 and available borrowings of $2,000,000 under a demand loan agreement with a bank. The Company had working capital of $19,273,000 at June 30, 1996, compared to $18,408,000 at March 31, 1996, and
$6,215,000 at December 31, 1995.

      Cash provided by operating activities for the six months ended June 30, 1996 was $754,000, compared to $1,501,000 for the same period in 1995. The Company had a zero balance on its bank credit line at June 30, 1996.

      Cash used in investing activities for the six months ended June 30, 1996 included the purchases of equipment in the amount of $581,000, the capitalization of certain software development costs of $196,000 and the cash payments associated with the purchase of additional interest in its subsidiary of $93,000.

      Cash provided by financing activities for the six months ended June 30, 1996 was $11,371,000. On January 30, 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock through Wheat, First Securities, Inc. as representative of the underwriters (the "Public Offering"). The net proceeds of the Public Offering were $11,413,000. The Company intends to use the proceeds from the Public Offering for working capital and general corporate purposes.

      Management believes that the net proceeds of the Public Offering, together with cash generated from operations and available borrowings under the Company's Demand Loan Agreement will provide adequate funds for the Company's anticipated needs, including working capital, for at least the twelve months following the Public Offering. Management also believes that cash provided from operations will be sufficient to satisfy all existing debt obligations as they mature.

    Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information

Item 4.  Submission of Matters to Vote of Security Holders

                  The 1996 Annual Meeting of Stockholders was held on June 5, 1996. The Directors elected at the meeting were as follows:

                                                       Votes Cast
                  Nominees                         For            Abstain
                                                 ---------        -------
                  Charles E. Maginness           3,749,930         4,200
                  Bernard Kozel                  3,749,930         4,200

                  The stockholders voted to ratify the appointment of Price Waterhouse LLP as independent accountants for 1996. 3,748,830 shares of common stock were voted in favor of the proposal, 1,700 shares of common stock voted against the proposal and 3,600 shares of common stock abstained.

                  The stockholders also voted to approve an amendment to and restatement of the Performance Technologies, Incorporated Stock Option Plan. 3,387,473 shares of common stock voted in favor of the proposal, 98,937 shares of common stock voted against the proposal and 7,720 shares of common stock abstained.

Item 6.  Exhibits and Reports on Form 8-K

         A.    Exhibits

               Exhibit 11 - Computation of earnings per share.

         B.    Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ended June 30, 1996.

Performance Technologies, Incorporated and Subsidiaries
Exhibit 11 - Computation of Earnings Per Share
For  the Three and Six Months Ending June 30, 1996 and 1995



                                                Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                              1996             1995             1996             1995
                                           -----------      -----------      -----------      -----------


Weighted average common and common share equivalents:

Weighted average common shares
  outstanding during the period             4,774,000        3,059,000        4,553,000        3,061,000

Weighted average common
  share equivalents                           194,000          227,000          168,000          227,000
                                           -----------      -----------      -----------      -----------
                                            4,968,000        3,286,000        4,721,000        3,288,000
                                           ===========      ===========      ===========      ===========

Net Income                                   $910,000         $517,000       $1,807,000         $957,000
                                           ===========      ===========      ===========      ===========

Earnings per share:
   Income from continuing operations            $0.18            $0.16            $0.38            $0.30
                                           -----------      -----------      -----------      -----------
   Loss from discontinued operations                                                               (0.01)
                                           -----------      -----------      -----------      -----------
   Net income                                   $0.18            $0.16            $0.38            $0.29
                                           -----------      -----------      -----------      -----------


                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PERFORMANCE TECHNOLOGIES, INCORPORATED





August 14, 1996                           By: s/   Charles E. Maginness
                                          -----------------------------
                                                   Charles E. Maginness
                                          Chairman of the Board of Directors and
                                                   Chief Executive Officer




August 14, 1996                           By: s/   Dorrance W.Lamb
                                          -----------------------------
                                                   Dorrance W. Lamb
                                               Chief Financial Officer and
                                                   Vice President, Finance