Form 10-Q
period 1996-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1996-11-14
CIK 1003950

-------------------------------------------------------------------------------


                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549

                                       -----------------


                                          FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended September 30, 1996
                                              OR
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
                        Commission File Number 0-27460



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


        The number of shares outstanding of the registrant's common stock was 4,798,226 as of November 12, 1996.


--------------------------------------------------------------------------------

                   Performance Technologies, Incorporated and Subsidiaries

                                            Index



                                                                           Page

Part I.                  Financial Information

Item 1.         Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 1996
           (unaudited) and December 31, 1995                                  3

           Consolidated  Statements  of Income For The Three and Nine
           Months Ended September 30, 1996 (unaudited),  Three Months
           Ended September 30, 1995 (unaudited) and Nine Months Ended
           September 30, 1995                                                 4

           Consolidated Statements of Cash Flows For The Nine Months
           Ended September 30, 1996 (unaudited) and 1995                      5

           Notes to Consolidated Financial Statements For The Nine
           Months Ended September 30, 1996                                    6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          7


Part II.                 Other Information

Item 6.        Exhibits and Reports on Form 8-K                              10

           Signatures                                                        12

Performance Technologies, Incorporated and Subsidiaries
Consolidated Balance Sheets

                                                        September 30,             December 31,
                                                             1996                    1995
                                                        -------------           -------------
                                                         (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                             $15,612,000               $2,466,000
   Accounts receivable, net                                3,376,000                2,210,000
   Inventories - Note C                                    4,043,000                3,412,000
   Prepaid income taxes                                                               334,000
   Prepaid expenses and other                                211,000                  294,000
   Deferred taxes                                            213,000                  238,000
                                                        ------------            -------------
      Total current assets                                23,455,000                8,954,000

Equipment and improvements, net                            1,018,000                1,078,000

Software development, net                                    456,000                  418,000

Other assets                                                 194,000                   73,000
                                                        ------------            -------------
Total assets                                             $25,123,000              $10,523,000
                                                        ============            =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long term debt                         $73,000                  $73,000
   Accounts payable                                        1,070,000                1,427,000
   Accrued expenses                                        1,999,000                1,239,000
                                                        ------------            -------------
      Total current liabilities                            3,142,000                2,739,000


   Long term debt                                            164,000                   57,000
   Deferred taxes                                            157,000                  157,000
                                                        ------------            -------------
      Total liabilities                                    3,463,000                2,953,000

                                                        ------------            -------------
MINORITY INTEREST                                                                      83,000
                                                                                -------------

STOCKHOLDERS' EQUITY
   Preferred stock
   Common stock - Note B                                      49,000                   33,000
   Additional paid in capital                             12,852,000                1,414,000
   Retained earnings                                       8,916,000                6,196,000
   Treasury stock                                           (157,000)                (156,000)
                                                        ------------            -------------
      Total stockholders' equity                          21,660,000                7,487,000
                                                        ------------            -------------
Total Liabilities and stockholders' equity               $25,123,000              $10,523,000
                                                        ============            =============

Performance Technologies, Incorporated and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 1996 and 1995



                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                                 1996             1995              1996              1995
                                             -------------    -------------    ---------------    --------------
                                             (unaudited)      (unaudited)       (unaudited)

Sales                                          $6,412,000       $4,997,000        $18,412,000       $13,072,000
Cost of goods sold                              2,906,000        2,353,000          8,011,000         5,981,000
                                             -------------    -------------    ---------------    --------------
Gross profit                                    3,506,000        2,644,000         10,401,000         7,091,000
                                             -------------    -------------    ---------------    --------------

Operating expenses:
   Selling and marketing                          732,000          552,000          2,300,000         1,505,000
   Research and development                       801,000          496,000          2,124,000         1,239,000
   General and administrative                     719,000          591,000          2,112,000         1,911,000
                                             -------------    -------------    ---------------    --------------
     Total operating expenses                   2,252,000        1,639,000          6,536,000         4,655,000
                                             -------------    -------------    ---------------    --------------

Income from operations                          1,254,000        1,005,000          3,865,000         2,436,000
Other income (expense)                            202,000          (29,000)           509,000            57,000
                                             -------------    -------------    ---------------    --------------

Income before taxes and
   minority interest                            1,456,000          976,000          4,374,000         2,493,000
Provision for income taxes                        544,000          306,000          1,631,000           791,000
                                             -------------    -------------    ---------------    --------------

Income before minority interest                   912,000          670,000          2,743,000         1,702,000
Minority interest                                                    7,000            (24,000)          (49,000)
                                             -------------    -------------    ---------------    --------------

Income from continuing operations                 912,000          677,000          2,719,000         1,653,000

Loss from discontinued operations                                                                       (19,000)
                                             -------------    -------------    ---------------    --------------

Net income                                       $912,000         $677,000         $2,719,000        $1,634,000
                                             =============    =============    ===============    ==============

Earnings per share:
   Income from continuing operations                $0.18            $0.20              $0.55             $0.50
                                             -------------    -------------    ---------------    --------------
   Loss from discontinued operations                                                                      (0.01)
                                             -------------    -------------    ---------------    --------------
   Net income                                       $0.18            $0.20              $0.55             $0.49
                                             -------------    -------------    ---------------    --------------

Weighted average common and
   common equivalent shares                     4,944,000        3,285,000          4,916,000         3,280,000
                                             =============    =============    ===============    ==============


Performance Technologies, Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
For  the Nine Months Ended September 30, 1996 and 1995



                                                                             Nine Months Ended
                                                                                September 30,
                                                                        1996                  1995
                                                                    --------------       ---------------
                                                                     (unaudited)

Cash flows from operating activities
       Net Income                                                      $2,719,000            $1,634,000
       Non-cash adjustments:
          Depreciation and amortization                                   589,000               491,000
          Provision for bad debts                                        (134,000)              216,000
          Reserve for inventory obsolescence                              559,000               257,000
          Gain on sale of equipment                                        (8,000)
          Minority Interest                                                24,000                49,000
          Deferred income taxes                                            25,000              (131,000)
          Issuance of warrants                                                                   62,000
       Changes in operating assets and liabilities:
          Accounts receivable                                          (1,032,000)           (1,297,000)
          Inventories                                                  (1,190,000)             (320,000)
          Prepaid expenses and other                                       92,000               (58,000)
          Accounts payable                                                 23,000               281,000
          Accrued expenses                                                682,000               669,000
          Income taxes payable                                            412,000              (306,000)
          Discontinued operations - non-cash charges
             and working capital changes                                                        495,000
                                                                    --------------       ---------------

       Net cash provided by operating activities                        2,761,000             2,042,000
                                                                    --------------       ---------------

Cash flows from investing activities
       Cash purchases of equipment and improvements                      (682,000)             (209,000)
       Proceeds from sale of equipment                                      8,000
       Capitalized software development                                  (232,000)             (246,000)
       Purchase of remaining shares in subsidiary                         (93,000)
       Investing activities of discontinued operations                                         (129,000)

                                                                    --------------       ---------------
       Net cash used by investing activities                             (999,000)             (584,000)
                                                                    --------------       ---------------

Cash flows from financing activities
       Payments on capital lease obligations                              (46,000)              (48,000)
       Borrowings from line of credit                                                           535,000
       Repayment of line of credit and notes payable                      (23,000)           (1,443,000)
       Net proceeds from issuance of common stock                      11,453,000               118,000
                                                                    --------------       ---------------

       Net cash provided (used) by financing activities                11,384,000              (838,000)
                                                                    --------------       ---------------

       Net increase in cash                                            13,146,000               620,000

Cash and cash equivalents at beginning of period                        2,466,000               620,000
                                                                    --------------       ---------------

Cash and cash equivalents at end of period                            $15,612,000            $1,240,000
                                                                    ==============       ===============

                   Performance Technologies, Incorporated and Subsidiaries
                          Notes to Consolidated Financial Statements
                         For The Nine Months Ended September 30, 1996
                                         (Unaudited)


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

Note - B There were 4,798,106 and 3,166,000 shares issued and outstanding at September 30, 1996 and December 31, 1995, respectively, of the Company's $.01 par value Common Stock. During the nine months ended September 30, 1996, 32,625 common shares were issued upon the exercise of stock options.

Note - C Inventories consisted of the following at September 30, 1996 and December 31, 1995:

                                                   September 30,    December 31,
                                                     1996              1995

        Purchased parts and components             $ 1,491,000      $ 1,467,000
        Work in process                              2,763,000        1,691,000
        Finished goods                                 241,000          383,000
                                                   -----------       -----------
                                                     4,495,000        3,541,000
        Less:  reserve for inventory obsolescence     (452,000)        (129,000)
                                                   -----------       -----------
          Net                                      $ 4,043,000      $ 3,412,000
                                                   ===========       ===========

Note - D In October 1995, the Financial Accounting Standards Board ("FASB") issued FAS No. 123 Accounting for Stock-Based Compensation, effective for fiscal years beginning after December 15, 1995. FAS 123 indicates a preference for a fair value based method of accounting for employee stock options, but allows for continuation of the intrinsic value based method under U.S. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has chosen to continue its use of the intrinsic value based method of accounting, but will present required financial statement disclosures in its Annual Report on Form 10-K for the year ended December 31, 1996 to be filed with the U.S. Securities and Exchange Commission.

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

Overview

        The Company's operating performance each quarter is subject to various risks and uncertainties as discussed in the Company's Registration Statement on Form S-1 declared effective on January 24, 1996. This report on Form 10-Q should be read in conjunction with the "Risk Factors" contained in Form S-1. Certain trend analysis and other information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations consist of forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's actual results could differ materially from those discussed in the forward looking statements due to a number of factors including; general business and economic conditions, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.

        The Company's revenues are generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The Company has a proven record of adapting its products to a continually changing marketplace.

        The Company has increased sales primarily by developing new products and by increasing the unit sales volumes of existing products. Domestic sales represented 92% of total sales for the third quarter ending September 30, 1996, compared to 86% for 1995. The Company opened a direct sales office in Munich, Germany in April 1996 to sell its WAN, LAN and data storage interface systems products. During the third quarter of 1996 the Company's PCI and SBus communications, networking and data storage interface products received the CE Mark and are approved for sale throughout the European Community. The CE Mark can be placed only on products that meet rigorous electromagnetic compatibility testing standards and is required for many electronic products sold in Europe. In October 1996, the Company participated in major computer shows, InterOp Paris, UNIX EXPO and InterOp London to promote its networking and communications products.

        Historically, approximately 65% of the Company's sales have been to OEMs. Greater effort is being expended to develop a larger worldwide distribution network of VARs, distributors and systems integrators for the Company's SBus, PCI and network switching products. During the third quarter of 1996, the Company entered into a strategic partnering agreement with Pacific Advantage Limited, an international marketing organization based in Hong Kong, whereby Pacific Advantage will aggressively develop and establish a variety of distribution channels for the Company in the Pacific Rim region. Pacific Advantage will provide product and technical training and ongoing sales and marketing support for the corporate partners established as a result of this program. At the present time, PTI has approximately 35 distributors throughout the world for its products.

        Earlier this year, the Company entered into a partnering arrangement with SysKonnect, Inc. to design, develop and market high performance networking products. This relationship combines SysKonnect's PCI FDDI technology with Performance Technologies' expertise in developing network software for Solaris
x.86 and  other  UNIX  environments.  As a result of this new  relationship,  in
October, the Company introduced its first PCI based, FDDI adapter for use in FDDI networks. This is the Company's first Local Area Network communications product introduced for the PCIbus market and complements its two Wide Area Network communications adapter (PCI) products already being shipped to customers.

        While the desktop PCIbus market has already taken off, it now appears that the workstation server market is poised to accelerate as major workstation manufacturers prepare to announce PCI based workstations and servers. Management believes that as a result of the growth in the PCI marketplace there will be significant market opportunities for the Company in the PCIbus server market utilizing both Sun Solaris and Windows NT platforms. The Company expects in the near term to introduce more new communications and mass storage interface products into this expanding market.

        Performance Technologies (PTIX) was ranked 40th on Forbes' list of America's 200 Best Small Companies in the November 4, 1996 issue of Forbes Magazine.


               Quarter and Nine Months Ended September 30, 1996, compared with the Quarter and Nine Months Ended September 30, 1995

        SALES. Sales for the third quarter of 1996 increased by $1,415,000 (28.3%) to $6,412,000, from $4,997,000 for the third quarter of 1995. Sales for the nine months ended September 30, 1996 increased by $5,340,000 (40.9%) to $18,412,000, from $13,072,000 for the nine months ended September 30, 1995. The Company's products are grouped into five categories: WAN Interface Adapter products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Intersystem Connectivity products. The increase in sales is primarily attributable to the increasing demand for the Company's WAN and LAN interface products. WAN and LAN adapter sales represented 43% and 22% of total sales for the nine months ended September 30, 1996, compared to 36% and 16%, respectively, for 1995. Network Systems products increased to 11% of total sales for the nine months ended September 30, 1996, compared to 8% for 1995. Revenues from Mass Storage product sales increased slightly but decreased from 18% of sales in 1995, to 15% in the nine months ended September 30, 1996, and Intersystem Connectivity products decreased from 22% of sales in 1995, to 9% thus far in 1996. The decline in the percentage of Intersystem Connectivity product sales to total sales was expected in 1996.

        Despite a slow order rate early in the summer, orders have since accelerated increasing confidence in the Company's ability to meet or exceed the revenue growth target for the remainder of the year and to continue the growth into 1997.

        GROSS PROFIT. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit for the third quarter, 1996 increased to $3,506,000, from $2,644,000 for the third quarter 1995. Gross margin improved to 54.7% of sales for the quarter, from 52.9% in the third quarter 1995. Gross profit for the nine months ended September 30, 1996 increased to $10,401,000, from $7,091,000 for the first nine months of 1995. Gross margin improved to 56.5% of sales for the first nine months of 1996, from 54.2% for the first nine months of 1995. The improved margin is attributable to favorable product mix
along  with  manufacturing   efficiencies  associated  with  higher  volumes  of
business.

        OPERATING EXPENSES. Total operating expenses increased to $2,252,000, or
35.1 % of sales for the third quarter 1996, from $1,639,000, or 32.8% of sales for the comparable 1995 quarter. Over the past year, the Company has accelerated its investment in new product development. This was the primary reason for the increase in operating expenses as a percentage of total sales for the quarter. Although engineering staffing levels have grown during this period, management expects to hire eight to ten additional engineers over the next twelve months in an effort to keep pace with changing market dynamics and requirements. Total operating expenses increased to $6,536,000, or 35.5 % of sales for the first nine months of 1996, from $4,655,000, or 35.6% of sales for the nine months ended September 30, 1995.

        Selling and marketing expenses increased to $732,000, or 11.4% of sales for the third quarter 1996, from $552,000, or 11.0% of sales for the same quarter in 1995. Selling and marketing expenses increased to $2,300,000, or 12.5% of sales for the nine months ended September 30, 1996, from $1,505,000, or 11.5% of sales for the first nine months of 1995. Growth of the sales and marketing staffs and higher advertising and marketing expenses associated with the introduction of new products during the year were the primary reasons for this increase.

        Research and development expenses were $801,000, or 12.5% of sales for the third quarter 1996, compared to $496,000, or 9.9% of sales for the comparable 1995 quarter. Research and development expenses were $2,124,000, or 11.5% of sales for the nine months ended September 30, 1996, compared to $1,239,000, or 9.5% of sales for the nine months ended September 30, 1995. Research and development expenses consist primarily of employee salary and benefit costs, cost of materials consumed in developing and designing new products and, to a lesser extent, contract product development and equipment rental. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold.

        General and administrative expenses were $719,000, or 11.2% of sales for the third quarter 1996, compared to $591,000, or 11.8% of sales for the third quarter 1995. General and administrative expenses were $2,112,000, or 11.5% of sales for the nine months ended September 30, 1996, compared to $1,911,000, or 14.6% of sales for the first nine months of 1995. As a percentage of sales, general and administrative expenses for 1996 are consistent with management's expectations.

        Other Income. Other income consists primarily of interest income. During the third quarter and nine months ended September 30, 1996, the Company earned interest income on the proceeds from its initial public offering of Common Stock (January, 1996). The funds are primarily invested in money market funds and high quality, short term commercial paper.

        INCOME TAXES. The provision for income taxes was $544,000 in the third quarter 1996, compared to $306,000 for the same quarter in 1995. The effective corporate income tax rate for the third quarter of 1996 was 37.4%, compared to 31.4% for the third quarter of 1995. For the nine months ended September 30, 1996, the provision for income taxes amounted to $1,631,000, compared to $791,000 for the first nine months of 1995. The effective corporate income tax rate was 37.3%, compared to 31.7% for the first nine months of 1995. The increase in the effective corporate income tax rate during 1996 is due to the utilization of research and development tax credits in 1995.


LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1996, the Company's primary source of liquidity included cash and cash equivalents of $15,612,000 and available borrowings of $2,000,000 under a demand loan agreement with a bank. On October 31, 1996, the Company signed a new, two year loan agreement with the bank increasing the available borrowing to $3,000,000. The Company had working capital of $20,313,000 at September 30, 1996, compared to $6,215,000 at December 31, 1995.

        Cash provided by operating activities for the nine months ended September 30, 1996 was $2,761,000, compared to $2,042,000 for the same period in 1995. The Company had a zero balance on its bank credit line at September 30, 1996.

        Cash used in investing activities for the nine months ended September 30, 1996 included the purchases of equipment amounting to $682,000, the capitalization of certain software development costs of $232,000 and the cash payments associated with the purchase of additional interest in its subsidiary of $93,000.

        Cash  provided  by  financing  activities  for  the  nine  months  ended
September 30, 1996 was $11,384,000, primarily the result of the Company's initial public offering of its Common Stock in January 1996.

        Assuming there is no significant change in the Company's business, management believes that its current cash together with cash generated from operations and available borrowings under the Company's loan agreement, will provide adequate funds for the Company's anticipated needs, including working capital, for at least the next twelve months.

                   Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information

Item 6.        Exhibits and Reports on Form 8-K

               A.     Exhibits

                      Exhibit 10.1 - Credit Agreement dated as of October 31, 1996 between Performance Technologies, Inc. and
                      The Chase Manhattan Bank.

                      Exhibit 10.2 - Guaranty Agreement dated as of October 31, 1996 between UconX Corporation and The Chase Manhattan Bank.

                      Exhibits 10.1 and 10.2 will be filed by amendment to this Form 10-Q within five calendar days of this filing. See Form 12b-25 which accompanies this filing.

                      Exhibit 11 - Computation of earnings per share.

               B.     Reports on Form 8-K

                      There were no reports on Form 8-K filed during the three month period ended September 30, 1996.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PERFORMANCE TECHNOLOGIES, INCORPORATED





November 12, 1996                         By: s/Charles E. Maginness
                                          -----------------------------
                                                Charles E. Maginness
                                          Chairman of the Board of Directors and
                                                Chief Executive Officer




November 12, 1996                         By: s/Dorrance W. Lamb
                                          -----------------------------
                                                Dorrance W. Lamb
                                               Chief Financial Officer and
                                                Vice President, Finance