Form 10-Q/A
period 1996-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1996-11-19
CIK 1003950

-------------------------------------------------------------------------------


                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549

                                       -----------------


                                          FORM 10-Q/A

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

                                Index to Form 10 Q/A
                      For the Quarter Ended September 30, 1996




Part II.                 Other Information

Item 6.        Exhibits

               Exhibit 10.1 - Credit Agreement dated as of October 31, 1996 between Performance Technologies, Inc. and The Chase Manhattan Bank.

               Exhibit 10.2 - Guaranty Agreement dated as of October 31, 1996 between UconX Corporation and The Chase Manhattan Bank.

               Signatures

CREDIT AGREEMENT

dated as of October 31, 1996

PERFORMANCE TECHNOLOGIES, INCORPORATED

and

THE CHASE MANHATTAN BANK

     Page
     TABLE OF CONTENTS

     Page

     ARTICLE 1.  DEFINITIONS; ACCOUNTING TERMS  1
          Section 1.01.  Definitions  1
          Section 1.02.  Accounting Terms 11
          Section 1.03.  Subsidiaries 11

     ARTICLE 2. THE CREDIT 11
          Section 2.01.  Loans 11
          Section 2.02.  Purpose 12
          Section 2.03.  Changes of Commitment 12
          Section 2.04.  Extension of Revolving Credit Termination Date 12
          Section 2.05.  Letters of Credit 13
          Section 2.06.  Facility Fee 13

     ARTICLE 3.  REPAYMENTS; INTEREST; LATE FEES, PREPAYMENTS 13
          Section 3.01.  Repayment of Loans 13
          Section 3.02.  Interest 14
          Section 3.03.  Late Fees 14
          Section 3.04.  Prepayments 14

     ARTICLE 4.  PAYMENTS; COMPUTATIONS 15
          Section 4.01.  Payments 15
          Section 4.02.  Computations 15
          Section 4.03.  Certain Notices 15
          Section 4.04.  Minimum Amounts 16

     ARTICLE 5.  YIELD PROTECTION AND ILLEGALITY 17
          Section 5.01.  Additional Costs 17
          Section 5.02.  Limitation on Types of Loans 18
          Section 5.03.  Illegality 19
          Section 5.04.  Certain Conversions Pursuant to  5.01 and 5.03 19
          Section 5.05.  Compensation 19
          Section 5.06.  Survival 20

     ARTICLE 6.  CONDITIONS PRECEDENT 20
          Section 6.01.  Initial Conditions 20
          Section 6.02. Additional Conditions Precedent 21

     ARTICLE 7.  REPRESENTATIONS AND WARRANTIES 21
          Section 7.01.  Incorporation, Good Standing and Due Qualification 21
          Section 7.02.  Corporate Power and Authority; No Conflicts 21
          Section 7.03.  Legally Enforceable Agreements 22
          Section 7.04.  Litigation 22
          Section 7.05.  Financial Statements 22
          Section 7.06.  ERISA 23
          Section 7.07.  Subsidiaries and Ownership of Stock 23
          Section 7.08.  Existing Credit Arrangements and Existing Liens 23
     ()

          Section 7.09.  Regulation U 23
          Section 7.10.  Compliance With Laws 24
          Section 7.11.  Operation of Business 24
          Section 7.12.  Hazardous Materials 24
          Section 7.13.  No Default on Outstanding Judgments or Orders 25
          Section 7.14.  No Defaults on Other Agreements 25
          Section 7.15.  Labor Disputes and Acts of God 25
          Section 7.16.  Governmental Regulation 25
          Section 7.17.  Partnerships 25
          Section 7.18.  No Forfeiture 25
          Section 7.19.  Solvency 25

     ARTICLE 8.  AFFIRMATIVE COVENANTS 26
          Section 8.01.  Maintenance of Existence 26
          Section 8.02.  Conduct of Business 27
          Section 8.03.  Maintenance of Insurance 27
          Section 8.04.  Compliance with Laws 27
          Section 8.05.  Right of Inspection 27
          Section 8.06.  Reporting Requirements 28
          Section 8.07.  Audits 32
          Section 8.08.  Lease Financings 32

     ARTICLE 9.  NEGATIVE COVENANTS 32
          Section 9.01.  Debt 32
          Section 9.02.  Guarantees, Etc 33
          Section 9.03.  Liens 33
          Section 9.04.  Investments 33
          Section 9.05.  Sale of Assets 34
          Section 9.06.  Mergers, Etc 34
          Section 9.07.  Acquisitions 34
          Section 9.08.  No Activities Leading to Forfeiture 34
          Section 9.09.  Creation of Subsidiaries 34
          Section 9.10.  No Material Change 34

     ARTICLE 10.  FINANCIAL COVENANTS 34
          Section 10.01.  Leverage Ratio 35
          Section 10.02.  Cash Flow Coverage Ratio 35
          Section 10.03.  Income or Loss 35
          Section 10.04.  Current Ratio 35

     ARTICLE 11.  EVENTS OF DEFAULT 35
          Section 11.01.  Events of Default 35
          Section 11.02.  Remedies 39

     ARTICLE 12.  MISCELLANEOUS 39
          Section 12.01.  Amendments and Waivers 39
          Section 12.02.  Survival 39
          Section 12.03.  Usury 39
          Section 12.04.  Expenses 40
          Section 12.05.  Assignment; Participations 40
          Section 12.06.  Notices 40
          Section 12.07.  Set-Off 41
          Section 12.08.  Jurisdiction; Immunities 41
          Section 12.09.  Captions 42
          Section 12.10.  Severability 42
          Section 12.11.  Counterparts 42
          Section 12.12.  Governing Law 42

     EXHIBIT B

     ANNUAL COMPLIANCE CERTIFICATE

     CREDIT AGREEMENT dated as of October 31, 1996, between PERFORMANCE TECHNOLOGIES, INCORPORATED, a corporation organized under the laws of Delaware (the "Borrower") and THE CHASE MANHATTAN BANK, a banking corporation organized under the laws of the State of New York (the "Bank").

     The Borrower desires that the Bank extend credit as provided herein, and the Bank is prepared to extend such credit upon the terms hereof. Accordingly, the Borrower and the Bank hereby agree as follows:

ARTICLE 1.  DEFINITIONS; ACCOUNTING TERMS.

     Section 1.01. Definitions. As used in this Agreement the following terms have the following meanings (terms defined in the singular to have the same meaning when used in the plural and vice versa):

     "Acquisition" means any transaction pursuant to which the Borrower or any of its Subsidiaries (a) acquires equity securities (or warrants, options or other rights to acquire such securities) of any Person other than the Borrower or any Person which is not then a Subsidiary of the Borrower, pursuant to a solicitation of tenders therefor, or in one or more negotiated block, market or other transactions not involving a tender offer, or a combination of any of the foregoing, or (b) makes any Person a Subsidiary of the Borrower, or causes any such Person to be merged into the Borrower or any of its Subsidiaries, in any case pursuant to a merger, purchase of assets or any reorganization providing for the delivery or issuance to the holders of such Person's then outstanding securities, in exchange for such securities, of cash or securities of the Borrower or any of its Subsidiaries, or a combination thereof, or (c) purchases all or substantially all of the business or assets of any Person.

     "Adjusted Net Profit" means for any period and in respect of any Person the sum of (i) the net income of such Person (after taxes) computed in accordance with GAAP and as reported for such period on such Person's statements of income and cash flow (or similar statements), plus (ii) all noncash expense items, including the amount reported as depreciation and the amount reported as amortization of intangible assets on such statements and computed in accordance with GAAP.

     "Affiliate" means any Person: (a) which directly or indirectly controls, or is controlled by, or is under common control with, the Borrower or any of its Subsidiaries; (b) which directly or indirectly beneficially owns or holds 5% or more of any class of voting stock of the Borrower or any Subsidiary thereof; (c) 5% or more of the voting stock of which is directly or indirectly beneficially owned or held by the Borrower or Subsidiary thereof; or (d) which is a partnership in which the Borrower or any Subsidiary thereof is a general partner. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

     "Agreement" means this Credit Agreement, as amended or supplemented from time to time. References to Articles, Sections, Exhibits, Schedules and the like refer to the Articles, Sections, Exhibits, Schedules and the like of this Agreement unless otherwise indicated.

     "Annual Date" means the anniversary of the date of this Agreement.

     "Applicable Margin" means, (a) with respect to each Loan, 0% per year on Prime Loans and 1.5% per year on Libor Loans.

     "Banking Day" means any day on which commercial banks are not authorized or required to close in Rochester, New York.

     "Borrowed Money Obligation" means and includes any obligation for the payment of borrowed cash, including any sale and lease-back or similar financing device or scheme by a Person in respect of assets owned by such Person prior to such financing, but excluding any obligation for payment under any lease, installment purchase or other title retention agreement by which a Person acquires the ownership or right to use property not previously included in such Person's assets in accordance with GAAP.

     "Capital Expenditures" means for any period the Dollar amount of gross expenditures (including obligations under Capital Leases) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto (but not repairs thereof) which are deemed to be capital expenditures in accordance with GAAP and which are incurred during such period.

     "Capital Lease" means any lease which has been or should be capitalized on the books of the lessee in accordance with GAAP.

     "Code" means the Internal Revenue Code of 1986, as amended from time to time.

     "Commitment" means the obligation of the Bank to make the Loans and extend Letters of Credit under this Agreement in an aggregate principal amount up to $3,000,000, as such amount may be reduced or otherwise modified from time to time.

     "Consolidated Adjusted Net Profit" means for any period the Adjusted Net Profit of the Borrower and its Consolidated Subsidiaries on a consolidated basis as determined in accordance with GAAP.

     "Consolidated Capital Expenditures" means for any period the dollar amount of gross expenditures (including Capital Lease Obligations) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto (but not repairs thereof) which are deemed to be capital expenditures by the Borrower and its Consolidated Subsidiaries on a consolidated bases as determined in accordance with GAAP and which are incurred during such period.

     "Consolidated Current Assets" means all assets of Borrower and its Consolidated Subsidiaries on a consolidated basis which should, in accordance with GAAP, be classified as current assets, but in any event excluding any assets which are pledged or deposited as security for, or for the purpose of paying, any Debt other than the Loans.

     "Consolidated Current Liabilities" means all Indebtedness of Borrower and its Consolidated Subsidiaries on a consolidated basis which should, in accordance with GAAP, be classified as current liabilities after eliminating inter-company items in accordance with GAAP, but in any event excluding the Loans.

     "Consolidated Current Portion of Funded Debt" means the principal payments (including sinking fund payments or redemptions) in respect of Funded Debt of the Borrower and its Consolidated Subsidiaries on a consolidated basis which constitute current liabilities as determined in accordance with GAAP and as such item appears on the consolidated balance sheet of the Borrower and its Consolidated Subsidiaries.

     "Consolidated Income" means, for any fiscal period, the income (or loss) of the Borrower and its Subsidiaries on a consolidated after-tax basis computed in accordance with GAAP and as reported on the Borrower's statements of income and retained earnings (or similar statements).

     "Consolidated Subsidiary" means, in respect of any Person, any Subsidiary the accounts of which are or are required to be consolidated with the accounts of such Person in accordance with GAAP, excluding only UconX Corporation .

     "Consolidated Tangible Net Worth" means, as at any date, the sum of the following items in respect of the Borrower and its Consolidated Subsidiaries (determined on a consolidated basis in accordance with GAAP):

     a. the amount of capital stock, plus

     b. the amount of surplus and retained earnings (or, in the case of a surplus or retained earnings deficit, minus the amount of such deficit), minus

     c. the sum of the following: cost of treasury shares and the book value of all assets which should be classified as intangibles (without duplication of deductions in respect of items already deducted in arriving at surplus and retained earnings) but in any event including goodwill, minority interests, research and development costs, trademarks, trade names, copyrights, patents and franchises, unamortized debt discount and expense, all reserves and any write-up in the book value of assets resulting from a revaluation thereof subsequent to December 31, 1995, and minus

     d. the amount of all retained earnings subsequent to December 31, 1995 derived from unusual items, including without limitation all sales of assets other than inventory.

     "Consolidated Total Liabilities" means the Total Liabilities of the Borrower and its Consolidated Subsidiaries, as determined on a consolidated basis in accordance with GAAP.

     "Current Termination Date" means the Revolving Credit Termination Date as in effect from time to time under this Agreement.

     "Debt" means, with respect to any Person: (a) indebtedness of such Person for borrowed money; (b) indebtedness for the deferred purchase price of property or services (except trade payables in the ordinary course of business); (c) Unfunded Vested Liabilities of such Person (if such Person is not the Borrower, determined in a manner analogous to that of determining Unfunded Vested Liabilities of the Borrower); (d) the face amount of any outstanding letters of credit issued for the account of such Person; (e) obligations arising under acceptance facilities; (f) guaranties, endorsements (other than for collection in the ordinary course of business) and other contingent obligations to purchase, to provide funds for payment, to supply funds to invest in any Person, or otherwise to assure a creditor against loss; (g) obligations secured by any Lien on property of such Person; and (h) obligations of such Person as lessee under Capital Leases.

     "Default" means any event which with the giving of notice or lapse of time, or both, would become an Event of Default.

     "Default Rate" means, with respect to the principal of any Loan and, to the extent permitted by law, any other amount payable by the Borrower under this Agreement or the Note, a rate per annum equal to 4% above the Prime Rate as in effect from time.

     "Dollars" and the sign "$" mean lawful money of the United States of America.

     "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, regulations, ordinances and rules relating to the environment or to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, including any rules and regulations promulgated thereunder.

     "ERISA Affiliate" means any corporation or trade or business which is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which the Borrower is a member, or (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which the Borrower is a member.

     "Event of Default" has the meaning given such term in 11.01.

     "Existing Liens" means all Liens against the property or assets of the Borrower and all Subsidiaries on the date of this Agreement and as set forth on
Schedule 2 hereto.

     "Facility Documents" means this Agreement, the Note, the Guaranties and the Security Agreements.

     "Forfeiture Proceeding" means any action, proceeding or investigation affecting the Borrower or any of its Subsidiaries or Affiliates before any court, governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, or the receipt of notice by any such party that any of them is a suspect in or a target of any governmental inquiry or investigation, which could reasonably be expected to have a Material Adverse Effect.

     "Funded Debt" means, with respect to any Person, all Debt of such Person for money borrowed which by its terms matures more than one year from the date as of which such Debt is incurred, and any Debt of such Person for money borrowed maturing within one year from such date which is renewable or extendable at the option of the obligor to a date beyond one year from such date (whether or not theretofore renewed or extended), including any such Debt renewable or extendable at the option of the obligor under, or payable from the proceeds of other Debt which may be incurred pursuant to, the provisions of any revolving credit agreement or other similar agreement.

     "GAAP" means generally accepted accounting principles in the United States of America as in effect from time to time, applied on a basis consistent with those used in the preparation of the financial statements referred to in 7.05 (except for changes concurred in by the Borrower's independent public accountants).

     "Guarantor" means UconX and any other Person who hereafter guaranties payment or collection of the Loans or any part thereof.

     "Guaranties" means the Guaranty Agreement of even date herewith granted by UconX and all other guaranty agreements hereafter granted to the Bank by any Person whereby such Person guaranties payment or collection of the Loans or any part thereof.

     "Interest Period" shall mean with respect to any Libor Loan, the period commencing on the date such Loan is made and ending on the numerically corresponding day in the first, second or third calendar month thereafter, as the Borrower may select as provided in 4.03 hereof, except that each such Interest Period which commences on the last Banking Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Banking Day of such first, second or third calendar month. Notwithstanding the foregoing, each Interest Period which would otherwise end on a day which is not a Banking Day shall end on the next succeeding Banking Day or if such next succeeding Banking Day falls in the next succeeding calendar month, on the next preceding Banking Day.

     "Lending Office" means the office of the Bank designated as such underneath the signature of the officer of the Bank executing this Agreement. "Letters of Credit" means all letters of credit or banker's acceptances now existing or hereafter issued by Chase for the Borrower as the account party from time to time.

     "Libor Base Rate" means, with respect to each Libor Loan, the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) quoted by the Reference Bank at approximately 11:00 a.m. London time (or as soon thereafter as practicable) two Banking Days prior to the first day of the Interest Period for such Loans for the offering by the Reference Bank to leading banks in the London interbank market of Dollar deposits having a term comparable to such Interest Period and in an amount comparable to the principal amount of such Libor Loan made by the Bank to which such Interest Period relates.

     "Libor Loans" means Loans the interest rates on which are determined on the basis of the Libor Base Rate.

     "Lien" means any lien (statutory or otherwise), security interest, mortgage, deed of trust, priority, pledge, charge, conditional sale, title retention agreement, financing lease or other encumbrance or similar right of others, or any agreement to give any of the foregoing.

     "Loans" means the revolving credit loans made by the Bank to the Borrower pursuant to 2.01 hereof, and shall be deemed to include any Reimbursement Obligation, and "Loan" shall mean any of the Loans.

     "Material Adverse Effect" means a material adverse effect on the financial condition of the Borrower and its Subsidiaries taken as a whole in a Dollar amount which equals or exceeds 5% of the Borrower's Consolidated Tangible Net Worth without regard to whether such Dollar amount is reported on the Borrower's consolidated financial statements in accordance with GAAP, or any change in the nature of the business of the Borrower and Subsidiaries taken as a whole.

     "Multiemployer Plan" means a Plan defined as such in Section 3(37) of ERISA to which contributions have been made by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

     "Note" means the Revolving Credit Note in the form of Exhibit A annexed hereto.

     "Payment Office" means the office of the Bank designated as such underneath the signature of the officer of the Bank executing this Agreement.

     "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

     "Permitted Encumbrances" means and includes with respect to the Borrower and its Subsidiaries:

     (i) in the case of real properties, easements, restrictions, exceptions, reservations or defects which, in the aggregate, do not interfere materially with the continued use of such properties for the purposes for which they are used and do not affect materially the value thereof;

     (ii) liens, if contested in good faith by appropriate proceedings;

     (iii) pledges or deposits to secure obligations under workmen's compensation laws or similar legislation or to secure performance in connection with bids, tenders and contracts (other than contracts for the payment of borrowed money) to which the Borrower or any Subsidiary of the Borrower is a party;

     (iv) deposits to secure public or statutory obligations of the Borrower and any Subsidiary of the Borrower;

     (v) materialmen's mechanics', carriers', workmen's or other like liens arising in the ordinary course of business, or deposits of cash or United States obligations to obtain the release of such liens;

     (vi) deposits to secure surety or appeal bonds in proceedings to which the Borrower or any Subsidiary of the Borrower is a party;

     (vii) existing leases by the Borrower or the Borrower of real and personal property; and

     (viii) purchase money security interests for Debt not exceeding $1,000,000 in the aggregate principal amount incurred during any fiscal year of the Borrower; and

     (ix) Liens on inventory or equipment securing Subordinated Debt, provided that such Liens are subordinated to the Bank's Liens under a subordination agreement in form and substance reasonably satisfactory to the Bank which provides for no foreclosure on other realization of such subordinated Liens prior to the Bank's foreclosure or other realization of its Liens.

     "Person" means an individual,  partnership,  corporation,  business  trust,
joint  stock  company,  trust,   unincorporated   association,   joint  venture,
governmental authority or other entity of whatever nature.

     "Plan" means any employee benefit or other plan established or maintained, or to which contributions have been made, by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA, other than a Multiemployer Plan.

     "Prime Loans" means Loans the interest rates on which are determined on the basis of the Prime Rate.

     "Prime Rate" means that rate of interest from time to time announced by the Bank at its Principal Office as its prime commercial lending rate.

     "Principal Office" means the principal office of the Bank, presently located at 1 Chase Manhattan Plaza, New York, New York 10081.

     "Prohibited Transaction" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Code.

     "Property" shall mean any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible, other than an interest as lessee under a true lease.

     "Reference Bank" shall mean the principal London office of The Chase Manhattan Bank.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

     "Regulatory Change" means any change after the date of this Agreement in United States federal, state, municipal or foreign laws or regulations (including without limitation Regulation D) or the adoption or making after such date of any interpretations or directives applying to a class of banks including the Bank of or under any United States, federal, state, municipal or foreign laws or regulations by any court of competent jurisdiction or governmental or monetary authority charged with the interpretation or administration thereof.

     "Reportable Event" means any of the events set forth in Section 4043(b) of ERISA as to which events the PBGC by regulation has not waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided that a failure to meet the minimum funding standard of
Section 412 of the Code or Section 302 of ERISA shall be a Reportable Event regardless of any waivers given under Section 412(d) of the Code.

     "Reimbursement   Obligation"  means  any  obligation  of  the  Borrower  to reimburse the Bank as an issuer of a Letter of Credit for any amount paid by Bank from time to time pursuant to and under any Letter of Credit.

     "Revolving Credit Termination Date" means the second anniversary of the date of this Agreement or such later date to which the Revolving Credit Termination Date then in effect shall be extended in accordance with the provisions of 2.04 hereof; provided that if such date is not a Banking Day, the Revolving Credit Termination Date shall be the next succeeding Banking Day.

     "Security Agreements" means and includes, collectively, the Security Agreements granted by the Borrower to the Bank dated as of April 3, 1985, April 13, 1993, and June 17, 1993, all amendments and modifications thereto, and all further security agreements which may hereafter be granted by any Person to the Bank as security for payment of the Loans or any part thereof.

     "Subordinated Debt" means Debt which is unsecured or which is secured only by a Permitted Encumbrance and which shall be subordinated in right of payment to all Debt of the Borrower and the Guarantors to the Bank (the "Senior Debt") under a subordination agreement in form and substance satisfactory to the Bank which permits scheduled payments of principal and interest on the Subordinated Debt so long as any Senior Debt is outstanding and permits such scheduled payments of principal and interest only if no default under the Senior Debt shall have occurred or shall be created by such payment.

     "Subsidiary" means, with respect to any Person, any corporation or other Person of which at least one-half of the securities or other ownership interests having ordinary voting power (absolutely or contingently) for the election of directors or other persons performing similar functions are at the time owned directly or indirectly by such Person.

     "Total Liabilities" means, in respect of any Person, the total liabilities of such Person computed in accordance with GAAP and as such item is reported from time to time on such Person's balance sheets.

     "Unfunded Vested Liabilities" means, with respect to any Plan, the amount (if any) by which the present value of all benefit liabilities (within the meaning of Section 4001(a)(16) of ERISA) under the Plan exceeds the fair market value of all Plan assets allocable to such benefit liabilities, as determined on the most recent valuation date of the Plan and in accordance with the provisions of ERISA for calculating the potential liability of the Borrower or any ERISA Affiliate under Title IV of ERISA.

     "UconX" means UconX Corporation, a Delaware corporation which is a Subsidiary of the Borrower.

     "UconX Loan" means those certain loans made to UconX by the Borrower pursuant to the Line of Credit and Security Agreement between UconX and the Borrower dated as of September 1, 1992.

     Section 1.02. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP.

     Section 1.03. Subsidiaries. All references to Subsidiaries or Consolidated Subsidiaries shall be deemed to mean if any shall exist. For so long as Borrower has no Subsidiary, all definitions and covenants referring to Borrower and its Subsidiaries or Consolidated Subsidiaries on a consolidated basis and all references to consolidated and consolidating financial statements shall be deemed to refer to Borrower alone and to Borrower's financial statements alone, respectively, but shall remain applicable in all other respects.


     ARTICLE 2. THE CREDIT.

     Section 2.01. Loans. The Bank agrees, on the terms of this Agreement, to make one or more revolving credit loans and issue Letters of Credit to the Borrower during the period from and including the date hereof to and including the Revolving Credit Termination Date in amounts which, when added to the aggregate amount of all Letter of Credit Exposure and the principal amount of all Loans outstanding hereunder shall not exceed the amount of the Bank's Commitment as then in effect. Subject to the terms of this Agreement, during such period the Borrower may borrow, repay and reborrow up to the amount of the Commitment. The Loans may be Prime Loans or Libor Loans (each a "type" of Loan). The Borrower shall give the Bank notice of each borrowing to be made under this
2.01 (other than Loans  created as a  Reimbursement  Obligation)  as provided in
4.03 hereof. The Loans made by the Bank (including Loans created as Reimbursement Obligations) shall be evidenced by the promissory note of the Borrower in substantially the form of Exhibit A hereto, dated as of the Closing Date, payable to the order of the Bank in a principal amount of $3,000,000, and otherwise duly completed. The amount, type and date of each Loan made by the Bank, and all payments made on account of the principal thereof, shall be recorded by the Bank on its books and, prior to any transfer of the Note, endorsed by the Bank on the schedule attached to the Note or any continuation thereof, provided, however, that the failure of the Bank to endorse the schedule shall not affect or impair the Borrower's obligation to repay Loans and any interest thereon or other amounts due hereunder. The proceeds of the Loans to be made by the Bank (other than Loans created as Reimbursement Obligations) shall, subject to the terms and conditions of this Agreement, be made available to the Borrower by depositing such amount, in immediately available funds, in an account of the Borrower maintained with the Bank.

     Section 2.02. Purpose. The Borrower will use the proceeds of the Loans as working capital for its general corporate purposes and the acquisition of assets in the ordinary course of the Borrower's business.

     Section 2.03. Changes of Commitment. The Borrower shall have the right to terminate or reduce the amount of the Commitment at any time or from time to time upon not less than 30 days' prior notice to the Bank of each such termination or reduction, which notice shall specify the effective date thereof (which shall be a Banking Day) and the amount of any such reduction and shall be irrevocable and effective only upon receipt by the Bank. The Commitment once terminated or reduced may not be reinstated.

     Section 2.04. Extension of Revolving Credit Termination Date. The Borrower may, by written request to the Bank not less than 60 and not more than 90 days prior to the Current Termination Date, request that such Current Termination Date be extended to the Annual Date next subsequent to such Current Termination Date. Within 30 days following receipt of such request the Bank will advise the Borrower in writing whether it agrees to or denies such extension, provided that if the Bank shall fail to so advise the Borrower it will be deemed to have denied such request. If the Bank shall agree thereto, such extension shall become effective as of such Current Termination Date only upon satisfaction of the following conditions as of such Current Termination Date, in form and substance satisfactory to the Bank, unless expressly waived by the Bank: (a) no Default shall have occurred and be continuing; (b) the representations and warranties made by the Borrower in 7 hereof shall be true on and as of such date with the same force and effect as if made on and as of such date; (c) the Bank and the Borrower shall have executed an extension agreement; and (d) the Borrower shall have furnished to the Bank such corporate documents and/or opinions of counsel with respect to such extension, as the Bank may reasonably request. Each extension request by the Borrower under this 2.04 shall constitute a certification by the Borrower to the effect set forth in clauses (a) and (b) of the preceding sentence (both as of the date of such notice and, unless the Borrower otherwise notifies the Bank prior to the Current Termination Date, as of the Current Termination Date).

     Section 2.05. Letters of Credit. Subject to the terms and conditions of this Agreement, Bank shall, upon the request of the Borrower and payment of the Bank's customary fees and expenses in connection therewith, issue Letters of Credit from time to time from and including the date hereof to but excluding the Revolving Credit Termination Date up to but not exceeding the lesser of (i) the aggregate unused amount of the Commitment (after subtracting the Letter of Credit Exposure), or (ii) the difference between $500,000 and the amount of the Letter of Credit Exposure which exists immediately prior to the issuance of such Letter of Credit. The Borrower agrees that each Reimbursement Obligation shall, immediately upon its creation, be and become a Prime Loan hereunder.

     Section 2.06. Facility Fee. Borrower shall pay to Bank in advance on each Annual Date a yearly Facility Fee of $5,000 if the Facility is to remain in effect, in whole, subsequent to such Annual Date; provided however that if the Facility shall be modified or restructured prior to the occurrence of a Default or an Event of Default and if the Bank remains the lender under such modified or restructured credit facility, the Bank shall refund to the Borrower a pro rata portion of the facility fee which the Borrower has paid in advance pursuant to this 2.06 for the following year based upon the remaining portion of such year for which the Facility shall not remain in effect. Nothing in this 2.06 shall be deemed to prevent the Bank from charging a fee which is similar to the Facility Fee and which is mutually agreed to in writing by the Borrower under any modified or restructured credit facility.


     ARTICLE 3. REPAYMENTS; INTEREST; LATE FEES, PREPAYMENTS. Section 3.01. Repayment of Loans. All Loans shall be due and payable in full, principal and interest, on the Revolving Credit Termination Date. In addition, at the end of each Interest Period, the Borrower will either (i) pay to the Bank the principal of each Loan which is a Libor Loan, or (ii) convert the principal amount of such Libor Loan to another Loan hereunder as continuing and subsisting indebtedness.

     Section 3.02. Interest. The Borrower will pay to the Bank interest on the unpaid principal amount of each Loan made by the Bank for the period commencing on the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

     (a) During such periods such Loan is a Prime Loan, the Prime Rate plus the Applicable Margin; and

     (b) During such periods such Loan is a Libor Loan, for each Interest Period relating thereto, the Libor Rate for such Libor Loan for such Interest Period plus the Applicable Margin.

     Notwithstanding the foregoing, after an Event of Default and upon written demand by the Bank, the Borrower will pay to the Bank interest at the applicable Default Rate on any principal of any Loan made by the Bank, and (to the fullest extent permitted by law) on any other amount (other than interest) payable to the Bank by the Borrower hereunder or under the Note, which shall not be paid in full when due (whether at stated maturity, by acceleration or otherwise), for the period commencing on the date of such written demand, until the same is paid in full. Accrued interest on each Loan shall be payable monthly on the first day of each month and upon the payment or prepayment thereof (but only on the principal so paid or prepaid), except that interest payable at the Default Rate shall be payable from time to time when due on demand of the Bank. Promptly after the determination of any interest rate provided for herein or any change therein, the Bank shall notify the Borrower thereof.

     Section 3.03. Late Fees. If any payment of principal or interest on any Loan is not received by the Bank within five days after the due date thereof, a late fee shall be imposed on such payment. The amount of the late fee shall be
(i) in respect of payments of interest, 1% of the amount of the payment which was due, and (ii) in respect of payments of principal, 4% of the amount of the payment which was due, provided further that in either case such late fee shall not be less than $25 nor more than $100.

     Section 3.04. Prepayments.

     (a) The  Borrower  shall prepay upon demand by the Bank that portion of the
outstanding   principal  balance  of  the  Loans,  if  any,  which  exceeds  the
Commitment.

     (b) The Borrower shall have the right to prepay Loans at any time or from time to time, provided that: (i) the Borrower shall give the Bank notice of each such prepayment as provided in 4.03 hereof; and (ii) no Libor Loan may be prepaid on any day other than the last day of an Interest Period for such Libor Loan except upon payment of a penalty computed in accordance with 5.05 hereof.

     ARTICLE 4. PAYMENTS; COMPUTATIONS.

     Section 4.01. Payments. Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Borrower under this Agreement and the Note shall be made in Dollars, in immediately available funds, to the Bank at the Payment Office for account of the Lending Office, not later than 2:30 p.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Banking Day). The Borrower shall, at the time of making each payment under this Agreement or the Note, specify to the Bank the Loans or other amounts payable by the Borrower hereunder to which such payment is to be applied, and if the Borrower fails to so specify or if an Event of Default has occurred and is continuing, the Bank may apply such payment in such manner as it may determine to be appropriate, provided that the Bank shall apply such payments first to the principal of Prime Rate loans, then to the principal of any other Loans and then to interest on any Loans. If the due date of any payment under this Agreement or the Note would otherwise fall on a day which is not a Banking Day, such date shall be extended to the next succeeding Banking Day and interest shall be payable for any principal so extended for the period of such extension.

     Section 4.02. Computations. Interest on Libor Loans shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable, and interest on Prime Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Changes in interest rate on Prime Loans resulting from changes in the Prime Rate shall be effective for the full day which constitutes the effective date for such change in the Prime Rate.

     Section 4.03. Certain Notices. Notices by the Borrower to the Bank of the termination or reduction of the Commitment, and of borrowings and prepayments of Loans shall be irrevocable and shall be effective only if received by the Bank not later than 12:00 noon New York time on the date, or the number of days prior to the date, of the relevant termination, reduction, borrowing or prepayment or the first day of such Interest Period specified below:

Date or
Number of
Type of Notice Days Prior

Termination or reduction of
Commitment 30 days

Borrowing or prepayment of
Prime Loans Same Banking Day

Borrowing or prepayment of
Libor Loans 2 Banking Days

     Each such notice of termination or reduction shall specify the amount of the Commitment to be terminated or reduced. Each such notice of borrowing or prepayment shall specify the Loans to be borrowed or prepaid and the amount (subject to 4.04 hereof) and type of the Loans to be borrowed or prepaid, the date of borrowing or prepayment (which shall be a Banking Day), and the duration of the Interest Period. Each notice required hereunder shall be in writing, except that a notice of borrowing may be given orally on the telephone provided it is confirmed in writing within two Banking Days. In the event that the Borrower fails to notify the Bank in a timely manner as set forth above of any Libor Loan borrowing to replace any Libor Loan having an expiring Interest Period, such Libor Loan will be automatically converted into a Prime Loan on the last day of the then current Interest Period for such Libor Loan.

     Section 4.04. Minimum Amounts. Except conversions or prepayments made pursuant to 5 hereof, each borrowing of principal of Loans shall be in an amount at least equal to $25,000, and each prepayment of principal of Loans shall be in an amount at least equal to $25,000 (borrowings or prepayments in the case of Libor Loans having different Interest Periods outstanding at the same time hereunder to be deemed separate borrowings and prepayments for purposes of the foregoing, one for each distinct Interest Period). Anything in this Agreement to the contrary notwithstanding, the aggregate principal amount of Libor Loans of each type having the same Interest Period shall be at least equal to $300,000 and, if any Libor Loans would otherwise be in a lesser principal amount for any period, such Libor Loans shall be Prime Loans during such period.




     ARTICLE 5. YIELD PROTECTION AND ILLEGALITY.

     Section 5.01. Additional Costs.

     (a) The Borrower shall pay directly to the Bank from time to time such amounts as the Bank may reasonably determine to be necessary to compensate it for any costs which the Bank determines are attributable to its making or maintaining of any Libor Loans or its obligation to make any Libor Loans, or any reduction in any amount receivable by the Bank hereunder in respect of any Libor Loans or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change which: (i) changes the basis of taxation of any amounts payable to the Bank under this Agreement or the Note in respect of any Libor Loans (other than taxes imposed on the overall net income of the Bank or of its Lending Office for any Libor Loans by the jurisdiction in which the Bank has its principal office or such Lending Office); or (ii) imposes or modifies any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, the Bank (including any of such Loans or any deposits referred to in the definition of "Libor Base Rate" in 1.01 hereof, but excluding any reserve requirement or deposit insurance assessment already included in the calculation of the Libor
Rate); or (iii) imposes any other condition affecting this Agreement or the Note (or any of such extensions of credit or liabilities) other than such portion of the Agreement and the Note which pertains to Prime Loans. If the Bank requests compensation from the Borrower under this 5.01(a), the Borrower may, by notice to the Bank, require that the Loans of the type with respect to which such compensation is requested be converted into Prime Loans in accordance with the provisions of 5.04 hereof.

     (b) Without limiting the effect of the provisions of 5.01(a) hereof, in the event that, by reason of any Regulatory Change, the Bank either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of the Bank which includes deposits by reference to which the interest rate on Libor Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of the Bank which includes Libor Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if the Bank so elects by notice to the Borrower, the obligation of the Bank to make further Libor Loans shall be suspended until such Regulatory Change ceases to be in effect.

     (c) Without limiting the effect of the foregoing provisions of this 5.01 (but without duplication), the Borrower shall pay directly to the Bank from time to time on request such amounts as the Bank may reasonably determine to be necessary to compensate the Bank for any costs which it determines are attributable to the maintenance by the Bank (or any Lending Office) pursuant to any law or regulation or any interpretation, directive or request (whether or not having the force of law) of any court or governmental or monetary authority following any Regulatory Change, of capital in respect of its Commitment or Loans (such compensation to include, without limitation, an amount equal to any reduction of the rate of return on assets or equity of the Bank (or any Lending Office) which the Bank could have achieved but for such law, regulation, interpretation, directive or request).

     (d) The Bank will notify the Borrower of any event occurring after the date of this Agreement that will entitle the Bank to compensation under paragraph (a) or (c) of this 5.01 or to convert Loans under 5.04 as promptly as practicable, but in any event within 30 days after the Bank obtains actual knowledge thereof; provided, however, that if the Bank fails to give such notice within 30 days after it obtains actual knowledge of such an event, the Bank shall, with respect to compensation payable pursuant to this 5.01 in respect of any costs resulting from such event, only be entitled to payment under this 5.01 or 5.04 for costs incurred from and after the date that the Bank does give such notice; and provided further, that the Bank will designate a different Lending Office for the Loans of the Bank affected by such event if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of the Bank, be disadvantageous to the Bank, except that the Bank shall have no obligation to designate a Lending Office located in the United States of America. The Bank will furnish to the Borrower a certificate setting forth the basis and amount of each request by the Bank for compensation under paragraph
(a) or (c) of this 5.01, which amount will be determined in good faith on an equitable basis such as, if appropriate, an allocation measured by the principal amount of Loans to the Borrower, or commitments to make Loans to the Borrower, then outstanding in relation to the total amount of loans, or commitments to make loans, made by the Bank of the type or character which has given rise to the Additional Costs. Determinations and allocations by the Bank for purposes of this 5.01 of the effect of any Regulatory Change pursuant to 5.01(a) or (b) hereof, or of the effect of capital maintained pursuant to 5.01(c) hereof, on its costs or rate of return of maintaining Loans or its obligation to make Loans, or on amounts receivable by it in respect of Loans, and of the amounts required to compensate the Bank under this 5.01, shall be conclusive, provided that such determinations and allocations are made on a reasonable basis.

     Section 5.02. Limitation on Types of Loans. Anything herein to the contrary notwithstanding, if the Bank reasonably determines (which determination shall be conclusive) that interest rates for the relevant deposits referred to in the definition of "Libor Base Rate" in 1.01 hereof are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for Libor Loans as provided herein, then the Bank shall give the Borrower prompt notice thereof, and so long as such condition remains in effect the Bank shall be under no obligation to make further Libor Loans.

     Section 5.03. Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for the Bank or its Lending Office to honor its obligation to make or maintain Libor Loans hereunder, then the Bank shall promptly notify the Borrower thereof and the Bank's obligation to make Libor Loans shall be suspended until such time as the Bank may again make and maintain Libor Loans and the Bank's outstanding Libor Loans shall be converted into Prime Loans in accordance with 5.04 hereof.

     Section 5.04. Certain Conversions Pursuant to 5.01 and 5.03. If the Loans of the Bank of a particular type (Loans of such type being herein called "Affected Loans" and such type being herein called the "Affected Type") are to be converted pursuant to 5.01 or 5.03 hereof, the Affected Loans shall be automatically converted into Prime Loans on the last day(s) of the then current Interest Period(s) for the Affected Loans (or, in the case of a conversion required by 5.01(b) or 5.03 hereof, on such earlier date as the Bank may specify to the Borrower) and, unless and until the Bank gives notice as provided below that the circumstances specified in 5.01 or 5.03 hereof which gave rise to such conversion no longer exist: (a) to the extent that the Bank's Affected Loans have been so converted, all payments and prepayments of principal which would otherwise be applied to such Affected Loans shall be applied instead to its Prime Loans; and (b) all Loans which would otherwise be made by the Bank as Loans of the Affected Type shall be made instead as Prime Loans. No conversion pursuant to this 5.04 shall be deemed to be a prepayment in respect of which any prepayment premium or penalty shall be due, other than compensation which may be payable under 5.01 and 5.05 (without duplication of compensation).

     Section 5.05. Compensation. The Borrower shall pay to the Bank upon request such amount or amounts as shall be sufficient (in the reasonable opinion of the Bank) to compensate it for any loss, cost or expense which the Bank determines are attributable to:

     (a) any payment or prepayment of a Libor Loan made by the Bank, or conversion of a Libor Loan pursuant to 5.04, on a date other than the last day of the Interest Period for such Loan; or

     (b) any failure by the Borrower to borrow a Libor Loan from the Bank on the date for such borrowing specified in the relevant notice of borrowing given pursuant to 4.03 hereof.

Without limiting the effect of the preceding sentence, such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest which otherwise would have accrued on the principal amount so paid, prepaid or converted or not borrowed for the period from the date of such payment, prepayment, conversion or failure to borrow to the last day of the Interest Period for such Loan (or, in the case of a failure to borrow, the Interest Period for such Loan which would have commenced on the date specified for such borrowing) at the applicable rate of interest for such Loan provided for herein over (ii) the interest component of the amount the Bank would have bid in the London interbank market for Dollar deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period (as reasonably determined by the Bank). A determination of the Bank as to the amounts payable pursuant to this 5.05 shall be conclusive absent manifest error.

     Section 5.06. Survival. The obligations of the Borrower under this Article 5 shall survive the repayment of the Loans.


     ARTICLE 6. CONDITIONS PRECEDENT.

     Section 6.01. Initial Conditions. The obligation of the Bank to make the initial Loan is subject to the condition precedent that the Bank shall have received on or before the date of such Loan each of the following, in form and substance satisfactory to the Bank and its counsel:

     (a) Facility Documents. The Facility Documents duly executed by the parties thereto (other than the Bank);

     (b) Corporate Supporting Documents. All such secretarial and officer certificates of the Borrower pertaining to corporate action, incumbency, and organizational documents as the Bank may reasonably require;

     (c) Opinion of Counsel for Borrower and Subsidiaries. A favorable opinion of counsel for the Borrower and its Subsidiaries, dated the Closing Date in form and substance satisfactory to the Bank and its counsel;

     (d) Insurance. A certificate of insurance evidencing coverage against loss in respect of the Borrower's inventory in form and substance satisfactory to the Bank and naming the Bank as loss payee; and

     (e) Other Documents. The Borrower shall have furnished to the Bank such other documents, certificates, statements, opinions of counsel and information with respect to the transactions contemplated by this Agreement as the Bank or its counsel may reasonably request.

     Section 6.02. Additional Conditions Precedent. The obligation of the Bank to make the Loans shall be subject to the further conditions precedent that on the date of each Loan the following statements shall be true: (i) the representations and warranties contained in Article 7 of this Agreement are true and correct, in all material respects, on and as of the date of such Loan as though made on and as of such date; and (ii) no Default or Event of Default has occurred and is continuing, or would result from such Loan.


     ARTICLE 7. REPRESENTATIONS AND WARRANTIES.

     The Borrower hereby represents and warrants that:

     Section 7.01. Incorporation, Good Standing and Due Qualification. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation, has the corporate power and authority to own its assets and to transact the business in which it is now engaged or proposed to be engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction where failure to qualify could have a Material Adverse Effect.

     Section 7.02. Corporate Power and Authority; No Conflicts. The execution, delivery and performance by the Borrower of the Facility Documents have been duly authorized by all necessary corporate action and do not and will not: (a) require any consent or approval of its stockholders; (b) contravene its charter or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including, without limitation, Regulation U), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to the Borrower;
(d) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected (other than as might be limited by the terms of any document pertaining to the County of Monroe Industrial Development Agency $1,600,000 1990 Industrial Development Revenue Bonds (C&J Enterprises/Performance Technologies Incorporated Facility); (e) result in, or require, the creation or imposition of any Lien upon or with respect to any of the properties now owned or hereafter acquired by the Borrower; or (f) cause the Borrower to be in default under any such law, rule, regulation, order, writ, judgment, injunction, decree, determination or award or any such indenture, agreement, lease or instrument.

     Section 7.03. Legally Enforceable Agreements. Each Facility Document is, or when delivered under this Agreement will be, a legal, valid and binding obligation of the Borrower or the Guarantor, as the case may be, enforceable against the Borrower or the Guarantor in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors' rights generally.

     Section 7.04. Litigation. Except as disclosed to the Bank, there are, as of the Closing Date, no actions, suits or proceedings pending or, to the knowledge of any officer of the Borrower, threatened, against or affecting the Borrower directly before any court, governmental agency or arbitrator, which have a reasonable likelihood that they may, in any one case or in the aggregate, have a Material Adverse Effect or materially impair the ability of the Borrower to perform its obligations under the Facility Documents.

     Section 7.05. Financial Statements. The consolidated balance sheets of the Borrower and its Consolidated Subsidiaries as at December 31, 1995 for the fiscal year then ended and as at September 30, 1996 for the nine month period then ended, copies of which have been furnished to the Bank, are complete and correct and fairly present the financial condition of the Borrower and its Consolidated Subsidiaries as at such dates and the results of the operations of the Borrower and its Consolidated Subsidiaries for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year end adjustments in the case of the interim financial statements). There are no liabilities of the Borrower or any of its Consolidated Subsidiaries, fixed or contingent, which are material as to the Borrower and its Subsidiaries taken as a whole but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business since September 30, 1996 to the Closing Date. No information, exhibit or report furnished by the Borrower to the Bank in connection with the negotiation of this Agreement contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statement contained therein not materially misleading. Since September 30, 1996 to the Closing Date, there has been no material adverse change in the condition (financial or otherwise), business or operations of the Borrower and its Subsidiaries taken as a whole.

     Section 7.06. ERISA. Each of the Borrower and the ERISA Affiliates has fulfilled its obligations under the minimum funding standards of ERISA and the Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Code, has not incurred any liability to the PBGC or any Plan aggregating in excess of $100,000 which it has failed to pay when due, and does not have Unfunded Vested Liabilities in excess of $100,000.

     Section 7.07. Subsidiaries and Ownership of Stock. Schedule 1 is as of the Closing Date a complete and accurate list of the Subsidiaries of the Borrower, showing the jurisdiction of incorporation of each and showing the percentage of the Borrower's ownership of the outstanding stock of each such Subsidiary, together with all other investments, loans, advances, guaranties or other liabilities undertaken by the Borrower in respect of such Subsidiary. All of the outstanding capital stock of each such Subsidiary has been validly issued, is fully paid and nonassessable and is owned by the Borrower free and clear of all Liens.
     Section 7.08. Existing Credit Arrangements and Existing Liens. Schedule 2 is as of the Closing Date a complete and correct list of all credit agreements, indentures, guaranties and other investments, agreements and arrangements presently in effect providing for or relating to extensions of credit in respect of which the Borrower or any of its Subsidiaries is or may be in any manner directly or contingently obligated; and the maximum principal or face amounts of the credit in question, outstanding and which can be outstanding, are correctly stated, and all Liens of any nature given or agreed to be given as security therefor are correctly described or indicated in such Schedule. Schedule 2 is also a complete list as of the Closing Date of all Liens pertaining to any and all property or assets of the Borrower and its Subsidiaries.

     Section 7.09. Regulation U. The Borrower warrants as of the date of this Agreement that it does not own, directly or indirectly any "margin stock" (as defined in Regulation U of the Board of Governors of the Federal Reserve System), as supplemented from time to time, and the Borrower warrants as of the date of each Loan that it does not own "margin stock" as of the date of such Loan having an aggregate fair market value equal to or greater than 25% of the fair market value of all of the Borrower's assets, unless the Borrower shall have executed a Form FR U-1 (OMB No. 7100-1115) prior to obtaining the proceeds of the Loan and, in such case, the Borrower further warrants that the proceeds of such Loan are not used for the purpose, whether immediate, incidental or ultimate, of buying or carrying any "margin stock".

     Section 7.10. Compliance With Laws. Each of the Borrower and its Subsidiaries have complied in all respects with all applicable laws, rules, regulations, and orders, including without limitation, compliance with all laws related to the disposal or handling of toxic waste, and paying before the same became delinquent all taxes, assessments and governmental charges imposed upon it or its property, except (a) in the case of taxes, where contested in good faith and by proper proceedings if appropriate reserves are maintained with respect thereto, or (b) where the failure to comply with a law (including the failure to pay taxes, assessments and governmental charges) would not have a Material Adverse Effect.

     Section 7.11. Operation of Business. Each of the Borrower and its Subsidiaries possesses all licenses, permits, franchises, patents, copyrights, trademarks and trade names, or rights thereto (collectively, "Permits"), to conduct its business substantially as now conducted and as presently proposed to be conducted, except where the absence of any Permit would not have a Material Adverse Effect and, to the best of Borrower's knowledge, neither the Borrower nor any of its Subsidiaries is in violation of any valid rights of others with respect to any of the foregoing.

     Section  7.12.  Hazardous  Materials.  Except  as set forth on  Schedule  3 hereto:

     (a) Borrower is in substantial compliance with all Environmental Laws applicable to Borrower and has not received any written notice from any government alleging that Borrower is not so in compliance, except where noncompliance would not have a Material Adverse Effect;

     (b) Borrower possesses all licenses, permits, registrations and authorizations required by applicable Environmental Laws for the current operation of Borrower's business and is in substantial compliance therewith, except where the failure to possess same or to comply therewith would not have a Material Adverse Effect; and

     (c) To the best of Borrower's knowledge, the Borrower's assets do not contain asbestos containing materials, polychlorinated biphenyls, urea formaldehyde, underground storage tanks, or hazardous materials, as defined by any Environmental Law, which have been discarded or otherwise released by Borrower in a quantity and manner requiring that notice thereof be given by Borrower to any government, except where such notice has been given.

     Section 7.13. No Default on Outstanding Judgments or Orders. Each of the Borrower and its Subsidiaries has satisfied all judgments and neither the Borrower nor any of its Subsidiaries is in default with respect to any judgment, writ, injunction, decree, or order of any court, arbitrator or federal, state, municipal or other governmental authority, commission, board, bureau, agency or instrumentality, domestic or foreign, except where such non-satisfaction or default is not likely to have a Material Adverse Effect.

     Section 7.14. No Defaults on Other Agreements. Neither the Borrower nor any of its Subsidiaries is in default in any respect in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party, except where such default is not likely to have a Material Adverse Effect.

     Section 7.15. Labor Disputes and Acts of God. Neither the business nor the properties of the Borrower or of any of its Subsidiaries, has been affected during the previous two years by any strike, lockout or other labor dispute, materially and adversely affecting such business or properties or the operation of the Borrower or such Subsidiary.

     Section 7.16. Governmental Regulation. Neither the Borrower nor any of its Subsidiaries is subject to regulation under the Public Utility Holding Company Act of 1935, the Investment Company Act of 1940, the Interstate Commerce Act, the Federal Power Act or any other statute or regulation limiting its ability to incur indebtedness for money borrowed as contemplated hereby.

     Section 7.17. Partnerships. Except as disclosed on Schedule 4 hereto, neither the Borrower nor any of its Subsidiaries is a partner in any partnership.

     Section 7.18. No Forfeiture. Neither the Borrower nor any of its Subsidiaries or Affiliates is engaged in or proposes to be engaged in the conduct of any business or activity which could result in a Forfeiture Proceeding and, to the best knowledge of Borrower, no Forfeiture Proceeding against any of them is pending or threatened.

     Section 7.19. Solvency.

     (a) The present fair market value of the assets of the Borrower (as a going concern) after giving effect to all the transactions contemplated by the Facility Documents and the funding of all Commitments hereunder exceeds the amount that will be required to be paid on or in respect of the existing debts and other liabilities, as recorded on the Borrower's consolidated balance sheets described in 7.05, of the Borrower and its Subsidiaries as they mature.

     (b) To the best knowledge of the Borrower, the Property of the Borrower does not constitute unreasonably small capital for the Borrower to carry out its business as now conducted and as proposed to be conducted in the immediate future including the capital needs of the Borrower.

     (c) The Borrower does not intend to, nor does it believe that it will, incur debts beyond its ability to pay such debts as they mature (taking into account the timing and amounts of cash to be received by the Borrower, and of amounts to be payable on or in respect of debt of the Borrower). The cash available to the Borrower after taking into account all other anticipated uses of the cash of the Borrower, is anticipated to be sufficient to pay all such amounts on or in respect of debt of the Borrower presently recorded on the Borrower's consolidated balance sheet when such amounts are required to be paid.

     (d) The Borrower does not believe that final judgments against it in actions for money damages that are currently pending could reasonably be expected to be rendered at a time when, or in an amount such that, the Borrower will be unable to satisfy any such judgments promptly in accordance with their terms (taking into account the maximum reasonable amount of such judgments in any such actions and the earliest reasonable time at which such judgments might be rendered). The cash available to the Borrower after taking into account all other anticipated uses of the cash of the Borrower (including the payments on or in respect of debt referred to in paragraph (c) of this 7.19), is anticipated to be sufficient to pay all such judgments promptly in accordance with their terms.


     ARTICLE 8. AFFIRMATIVE COVENANTS.

     So long as any portion of the Note shall remain unpaid or the Bank shall have any Commitment under this Agreement, the Borrower shall:

     Section 8.01. Maintenance of Existence. Preserve and maintain its corporate existence and good standing in the jurisdiction of its incorporation (which may be any state of the United States of America and may be changed from time to time), and qualify and remain qualified as a foreign corporation in each jurisdiction where failure to qualify could have a Material Adverse Effect.

     Section 8.02. Conduct of Business. Continue, and cause each of its Subsidiaries to continue, to engage in an efficient and economical manner in a business of the same general type as conducted by it on the date of this Agreement, provided, however, that nothing in this 8.02 shall prevent the abandonment or termination of a line of business or of any Subsidiary if the Borrower or a Subsidiary determines that the preservation of such line of business is no longer desirable in the conduct of the business of the Borrower or such Subsidiary.

     Section 8.03. Maintenance of Insurance. The Borrower shall maintain insurance against risk of loss on its inventory in amounts, under policies and with insurers reasonably acceptable to the Bank. In addition, to the extent that other insurance is available to the Borrower and each of its Subsidiaries at a price comparable to the price paid by other Persons in the same or similar types of business conducted by the Borrower and each Subsidiary, maintain, and cause each of its Subsidiaries to maintain, insurance with financially sound and reputable insurance companies or associations in such amounts and covering such risks as are usually carried by companies engaged in the same or a similar business and similarly situated, which insurance may provide for reasonable deductibility from coverage thereof. To the extent such other insurance is not obtained, adopt, in lieu of or supplemental to such insurance, such other plan or method of protection, whether by the establishment of an insurance fund or reserve to be held and applied to make good losses from casualties, or otherwise, and conforming to the practices of similar corporations maintaining systems of self-insurance.

     Section  8.04.  Compliance  with  Laws.  Comply,  and  cause  each  of  its
Subsidiaries to comply, in all respects with all applicable laws, rules, regulations and orders, such compliance to include without limitation, compliance with all laws related to the disposal or handling of toxic waste, and paying before the same become delinquent all taxes, assessments and governmental charges imposed upon it or upon its property, except (a) in the case of taxes, where contested in good faith and by proper proceedings if appropriate reserves are maintained with respect thereto, or (b) where the failure to comply with a law would not have a Material Adverse Effect.

     Section 8.05. Right of Inspection. Upon reasonable notice and during normal business hours, permit the Bank or any agent or representative thereof, to examine and make copies of and abstracts from the financial records of, and visit the properties of, the Borrower and any of its Subsidiaries, and to discuss the affairs, finances and accounts of the Borrower and any such Subsidiary with any of their respective officers and directors and the Borrower's independent accountants, provided that the Borrower shall receive reasonable notice of any such meetings with the Borrower's independent accountants and the Borrower shall have the right to be present at such meetings.

     Section 8.06. Reporting Requirements. Furnish to the Bank:

     (a) Audited Annual Financial Statements. As soon as available and in any event within 120 days after the end of each fiscal year of the Borrower:

     (i) if the Borrower shall have no Consolidated Subsidiaries, the balance sheet of the Borrower as of the end of such fiscal year and statements of income, statements of cash flows and statements of changes in shareholders' equity of the Borrower for such fiscal year, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the prior fiscal year, and all prepared in accordance with GAAP, and accompanied by an opinion thereon acceptable to the Bank by Price Waterhouse llp or other independent accountants of national standing selected by the Borrower, each of such statements to be prepared in accordance with GAAP; or

     (ii) if the Borrower shall have any Consolidated Subsidiaries, the consolidated balance sheets of the Borrower and its Consolidated Subsidiaries as of the end of such fiscal year and consolidated statements of income, statements of cash flows and statements of changes in shareholders' equity of the Borrower and its Consolidated Subsidiaries for such fiscal year, all in reasonable detail and stating in comparative form the respective consolidated figures for the corresponding date and period in the prior fiscal year, and all prepared in accordance with GAAP, and as to the consolidated statements accompanied by an opinion thereon acceptable to the Bank by Price Waterhouse llp or other independent accountants of national standing selected by the Borrower, together with consolidating statements in respect of all of the foregoing described consolidated financial statements, each of such consolidating statements to be prepared in accordance with GAAP and certified by the chief financial officer of the Borrower.

     (iii) accompanying the financial statements delivered pursuant to this Subsection (a), a certificate, in substantially the form of Exhibit B hereto, by an appropriate officer of the Borrower certifying that the Borrower was in compliance with 10.02 and 10.03 as at the end of the fiscal year to which such financial statements relate, or if Borrower was not in such compliance, describing any non-compliance in detail, and that no Default or Event of Default has occurred during the corresponding period, or if a Default or Event of Default has occurred, describing the same and the steps taken by the Borrower to cure the same,and setting forth in reasonable detail calculations showing compliance with the covenants set forth under Article 10 hereof.

     (b) Quarterly Financial Statements. As soon as available and in any event within 45 days after the end of each of the Borrower's first three fiscal quarter during each fiscal year of Borrower:

     (i) if the Borrower shall have no Consolidated Subsidiaries, the balance sheet of the Borrower as of the end of such quarter and statement of income, of the Borrower and its Consolidated Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such fiscal quarter, all in reasonable detail and stating in comparative form the respective figures for the corresponding date and period in the previous fiscal year, and all prepared in accordance with GAAP, and certified by an appropriate officer of the Borrower (subject to year-end adjustments); or

     (ii)  if  the  Borrower  shall  have  any  Consolidated  Subsidiaries,  the
consolidating   and  consolidated   balance  sheets  of  the  Borrower  and  its
Consolidated Subsidiaries as of the end of such quarter and consolidating and consolidated statement of income, of the Borrower and its Consolidated Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such fiscal quarter, all in reasonable detail and stating in comparative form the respective consolidated figures for the corresponding date and period in the previous fiscal year, and all prepared in accordance with GAAP, and certified by an appropriate officer of the Borrower (subject to year-end adjustments); and

     (iii) accompanying the financial statements delivered pursuant to this Subsection (b), a certificate, in substantially the form of Exhibit C hereto, by an appropriate officer of the Borrower certifying that the Borrower was in compliance with 10.01 hereof at all times during such quarter and was in compliance with 10.03 and 10.04 as at the end of the quarter to which such financial statements relate, or if Borrower was not in such compliance, describing any non-compliance in detail, and that no Default or Event of Default has occurred during the corresponding period, or if a Default or Event of Default has occurred, describing the same and the steps taken by the Borrower to cure the same,and setting forth in reasonable detail calculations showing compliance with the covenants set forth under Article 10 hereof.

     (c) Notice of Litigation. Promptly after the notice of the commencement thereof is received by any officer of the Borrower, notice of all actions, suits, and proceedings before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, directly affecting the Borrower or any of its Subsidiaries which either (a) relate to the clean-up of toxic or chemical waste, or (b) if determined adversely to the Borrower or such Subsidiary, could have a Material Adverse Effect;

     (d) Notice of Defaults and Events of Default. As soon as reasonably practicable, and in any event within 10 days after the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto;

     (e) General Information. Such other information respecting the condition or operations, financial or otherwise, of the Borrower or any of its Subsidiaries as the Bank may from time to time reasonably request.

     (f) ERISA Notices. Promptly after notifying the government, if government notice is required, and otherwise within ten days after the Borrower knows that any of the events or conditions specified below with respect to any Plan or Multiemployer Plan have occurred or exist, a statement signed by a senior financial officer of the Borrower setting forth details respecting such event or condition and the action, if any, which the Borrower or its ERISA Affiliate proposes to take with respect thereto (and a copy of any report or notice required to be filed with or given to PBGC by the Borrower or an ERISA Affiliate with respect to such event or condition):

     (i) any reportable event, as defined in Section 4043(b) of ERISA, with respect to a Plan, as to which PBGC has not by regulation waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event (provided that a failure to meet the minimum funding standard of Section 412 of the Code or Section 302 of ERISA including, without limitation, the failure to make on or before its due date a required installment under
Section 412(m) of the Code or Section 302(e) of ERISA, shall be a reportable event regardless of the issuance of any waivers in accordance with Section 412(d) of the Code) and any request for a waiver under Section 412(d) of the Code for any Plan;

     (ii) the distribution under Section 4041 of ERISA of a notice of intent to terminate any Plan or any action taken by the Borrower or an ERISA Affiliate to terminate any Plan;

     (iii) the institution by PBGC of proceedings under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the receipt by the Borrower or any ERISA Affiliate of a notice from a Multiemployer Plan that such action has been taken by PBGC with respect to such Multiemployer Plan;

     (iv) the complete or partial withdrawal from a Multiemployer Plan by the Borrower or any ERISA Affiliate that results in liability under Section 4201 or 4204 of ERISA (including the obligation to satisfy secondary liability as a result of a purchaser default) or the receipt of the Borrower or any ERISA Affiliate of notice from a Multiemployer Plan that it is in reorganization or insolvency pursuant to Section 4241 or 4245 of ERISA or that it intends to terminate or has terminated under Section 4041A of ERISA;

     (v) the institution of a proceeding by a fiduciary or any Multiemployer Plan against the Borrower or any ERISA Affiliate to enforce Section 515 of ERISA, which proceeding is not dismissed within 30 days;

     (vi) the adoption of an amendment to any Plan that pursuant to Section 401(a)(29) of the Code or Section 307 of ERISA would result in the loss of tax-exempt status of the trust of which such Plan is a part if the Borrower or an ERISA Affiliate fails to timely provide security to the Plan in accordance with the provisions of said Sections.

     (g) ERISA Reports. Promptly after the request of the Bank, copies of each annual report filed pursuant to Section 104 of ERISA with respect to each Plan (including, to the extent required by Section 104 of ERISA, the related financial and actuarial statements and opinions and other supporting statements, certifications, schedules and information referred to in Section 103) and each annual report filed with respect to each Plan under Section 4065 of ERISA; provided, however, that in the case of a Multiemployer Plan, such annual reports shall be furnished only if they are available to the Borrower or an ERISA Affiliate;

     (h) Reports to Other Lenders. Promptly after the furnishing thereof, copies of any statement or report furnished to any other party pursuant to the terms of any indenture, loan or credit or similar agreement to which the Borrower is a party and not otherwise required to be furnished to the Bank pursuant to any other clause of this 8.06;

     (i) Proxy Reports, Etc. Promptly after the sending or filing thereof, copies of all proxy statements, financial statements and reports which the Borrower or any of its Subsidiaries sends to its stockholders, and copies of all regular, periodic and special reports, and all registration statements which the Borrower or any such Subsidiary files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange;

     (j) Notice of Forfeiture Proceeding. Promptly after the commencement thereof or promptly after the Borrower knows of the commencement or threat thereof, notice of any Forfeiture Proceeding;

     Section 8.07. Audits. The Bank shall have the right to conduct an audit from time to time of the Borrower's inventory, operations and books and records, including but not limited to the Borrower's accounts receivable. The costs of one such audit per calendar year, computed at the Bank's standard rates for audit charges, shall be paid by the Borrower upon demand by the Bank and the Bank may, but is not required to, add such costs to the amount of the Prime Loans outstanding under the Note as a borrowing hereunder.

     Section 8.08. Lease Financings. Provide Bank with an opportunity to furnish a quotation on any lease financing to be undertaken by the Borrower or any of its Consolidated Subsidiaries.


     ARTICLE 9. NEGATIVE COVENANTS.

     So long as any portion of the Note shall remain unpaid or the Bank shall have any Commitment under this Agreement, the Borrower shall not:

     Section 9.01. Debt. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries other than UconX to create, incur, assume or suffer to exist any Debt, except:

     (a) Debt of the Borrower under this Agreement or the Note;

     (b) Debt currently outstanding and reflected on the balance sheet of the Borrower described in 7.05 hereof, but no renewals, extensions, increases or refinancings thereof;

     (c) Purchase money Debt not exceeding an aggregate principal amount of $1,000,000 incurred during any fiscal year of the Borrower;

     (d) Subordinated Debt (provided that the incurrence of such Subordinated Debt does not cause the Borrower to be in violation of the Covenants set forth in Article 10); and

     (e) All leases which qualify as "operating leases" under Financial Accounting Standards No. 13.

     Section 9.02. Guarantees, Etc. Assume, guarantee, endorse or otherwise be or become directly or contingently responsible or liable, or permit any of its Subsidiaries other than UconX to assume, guarantee, endorse or otherwise be or become directly or contingently responsible or liable (including, but not limited to, an agreement to purchase any obligation, stock, assets, goods or services or to supply or advance any funds, assets, goods or services, or an agreement to maintain or cause such Person to maintain a minimum working capital or net worth or otherwise to assure the creditors of any Person against loss) for the obligations of any Person, except (i) guarantees by endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, (ii) the Corporation Guaranty Agreement dated as of September 1, 1990 granted by the Borrower to Chase Lincoln First Bank, N.A., and
(iii) the Guaranty Agreement dated August 31, 1995 granted by the Borrower to the City of Rochester.

     Section 9.03. Liens. (a) Create, incur, assume, or suffer to exist or permit any of its Subsidiaries other than UconX to create, incur, assume, or suffer to exist at any one time, any Lien, upon or with respect to any of its Property, including without limitation, inventory, accounts, accounts receivable, contract rights, chattel paper, instruments, acceptances, drafts and general intangibles, all as defined in the Uniform Commercial Code of the State of New York, except for (i) Existing Liens, (ii) Permitted Encumbrances, and
(iii) Liens granted to the Bank.

     (b) Enter into any sale and lease-back or similar financing device or scheme in respect of its Property owned prior to such financing, or permit any Subsidiary other than UconX to do so.

     Section 9.04. Investments. Make, or permit any of its Subsidiaries to make, any loan or advance to any Person or purchase or otherwise acquire, or permit any such Subsidiary to purchase or otherwise acquire, any capital stock, assets, obligations or other securities of, make any capital contribution to, or otherwise invest in, or acquire any interest in, any Person, except: (a) investment grade securities; (b) deposits in financial institutions; (c) investments in UconX as of the date of this Agreement and listed on Schedule 1 hereto; and (d) loans or advances to employees not to exceed $50,000 in the aggregate during any fiscal year of the Borrower; provided further that each such loan advance shall be required to be repaid within one year from the date such advance shall be made (and, if not, the Borrower shall take appropriate action for collection).

     Section 9.05. Sale of Assets. Sell, lease, assign, transfer or otherwise dispose of, or permit any of its Subsidiaries to sell, lease, assign, transfer or otherwise dispose of any of its now owned or hereafter acquired assets, (including, without limitation, shares of stock and indebtedness of such Subsidiaries, receivables and leasehold interests and including any transfers to any parent corporation of the Borrower or to any other Affiliate of the Borrower), except for (i) inventory disposed of in the ordinary course of business and (ii) not more than twenty percent (20%) of each or any class of capital stock of any Subsidiary, and (iii) other assets disposed of having an aggregate fair market value not exceeding $200,000 during any fiscal year of the Borrower and sold for a price which is within a fair market value for such assets.

     Section 9.06. Mergers, Etc. Merge or consolidate with, or sell, assign, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired), to any Person, or acquire all or substantially all of the stock or assets or the business of any Person, or permit any of its Subsidiaries to do so.
     Section 9.07. Acquisitions. Make any Acquisition or permit any Subsidiary to do so.

     Section  9.08. No Activities  Leading to  Forfeiture.  Engage or permit any
Subsidiaries to engage in the conduct of any business or activity which could reasonably be expected to result in a Forfeiture Proceeding.

     Section 9.09. Creation of Subsidiaries. Create or permit to exist any Subsidiary unless such Subsidiary shall have first executed and delivered a Guaranty to the Bank, together with corporate supporting documentation and a favorable opinion of counsel in respect of such Guaranty, all in form and substance satisfactory to the Bank.

     Section 9.10. No Material Change. Make or permit any material change in the management or direction of the Borrower's business or operations, including, but not limited to, a change in its executive management, which is not satisfactory to the Bank.


     ARTICLE 10. FINANCIAL COVENANTS.

     So long as any portion of the Note shall remain unpaid or the Bank shall have any Commitment under this Agreement:

     Section 10.01. Leverage Ratio. The Borrower shall not permit the ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth to exceed .75 to 1.0 at any time.

     Section 10.02. Cash Flow Coverage Ratio. The Borrower will not permit the ratio of (i) the difference of Consolidated Adjusted Net Profit minus Consolidated Capital Expenditures to (ii) the Consolidated Current Portion of Funded Debt to be less than 1.5 to 1.0 measured as at the end of each fiscal year of the Borrower.

     Section 10.03. Income or Loss. The Borrower shall not permit Consolidated Income to be a negative amount (a loss) for any fiscal quarter commencing on or after July 1, 1996 or for any fiscal year commencing on or after January 1, 1996.

     Section 10.04. Current Ratio. The Borrower will not permit the ratio of Consolidated Current Assets to Consolidated Current Liabilities to be less than
3.5 to 1.0 measured as at the end of each fiscal quarter of the Borrower.


     ARTICLE 11. EVENTS OF DEFAULT.

     Section 11.01. Events of Default. Any of the following events shall be an "Event of Default":

     (a) The Borrower shall fail to pay the principal of or interest on the Note within 15 Banking Days after such principal or interest shall be due and payable, or shall fail to pay any amount of a fee or any other amount payable under this Agreement within 30 Banking Days after such amount or fee shall be due and payable;

     (b) Any representation or warranty made or deemed made by the Borrower in this Agreement or which is contained in any certificate, document, opinion, financial or other statement furnished at any time under or in connection with any Facility Document shall prove to have been incorrect in any material respect on or as of the date made;

     (c) The Borrower shall fail to perform or observe any term, covenant or agreement contained in 8.03, 8.04, 8.05 or 8.06, and, if the Borrower provided the Bank with the notice required under 8.06(d), such failure shall remain unremedied for 15 consecutive calendar days after written notice thereof shall have been given to the Borrower by the Bank, and if such notice under 8.06(d) is not provided, then such failure shall remain unremedied for 30 consecutive days after its occurrence; provided, however, that if a breach or failure specified in this Subsection (c) be such that (i) it is not a breach of 8.03 or 8.05 and
(ii) it can be corrected but not within the period specified herein, it shall not constitute the basis of an event of default hereunder (a) if corrective action capable of remedying such breach or failure is instituted by the Borrower within 5 days of notice of such breach or failure and diligently pursued until such breach or failure is corrected, (b) if the Borrower shall within such 5 day period furnish to the Bank a certificate executed by the President of the Borrower and the Chairman of the Borrower (if such office shall exist) certifying (i) that such breach or failure is such that it can be corrected but not within the applicable period, (ii) that corrective action capable of remedying such breach or failure has been instituted and is being diligently pursued and will be diligently pursued until the breach or failure is corrected, and (iii) that the Borrower shall notify the Bank by certificate executed as above when such breach or failure has been corrected, and (c) such breach or failure shall be fully corrected within a reasonable period mutually agreed to in writing by the Bank and the Borrower not exceeding 30 days;

     (d) The Borrower or any Guarantor shall fail to perform or observe any term, covenant or agreement contained in any Facility Document (other than the obligations described in (a) and (c) above on its part to be performed or observed) and such failure shall remain unremedied for 30 consecutive calendar days after written notice thereof shall have been given by the Bank to the other parties to such Facility Document in the manner required by such Facility Document; provided, however, that if a breach or failure specified in this Subsection (d) be such that (i) it is not a breach of 8.02, 8.07, 9.01, 9.02, 9.03(a), 9.03(c), 9.04, 9.05, 9.06, 9.07, 9.09, 10.01, 10.02, 10.03, or 10.04
and (ii) it can be corrected but not within the period specified herein, it shall not constitute the basis of an event of default hereunder (a) if corrective action capable of remedying such breach or failure is instituted by the Borrower within 5 days of notice of such breach or failure and diligently pursued until such breach or failure is corrected, (b) if the Borrower shall within such 5 day period furnish to the Bank a certificate executed by the President of the Borrower and the Chairman of the Borrower (if such office shall exist) certifying (i) that such breach or failure is such that it can be corrected but not within the applicable period, (ii) that corrective action capable of remedying such breach or failure has been instituted and is being diligently pursued and will be diligently pursued until the breach or failure is corrected, and (iii) that the Borrower shall notify the Bank by certificate executed as above when such breach or failure has been corrected, and (c) such breach or failure shall be fully corrected within a reasonable period mutually agreed to in writing by the Bank and the Borrower not exceeding 30 days;

     (e) The Borrower or any of its Subsidiaries shall: (i) fail to pay any Borrowed Money Obligation of the Borrower or any Subsidiary in an aggregate principal amount outstanding exceeding One Hundred Thousand Dollars ($100,000) (other than the payment obligations described in (a) above), or any interest or premium thereon, within 15 days of when due after any applicable grace or cure period for such payment (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise); or (ii) fail to perform or observe any material term, covenant or condition on its part to be performed or observed under any agreement or instrument relating to any such indebtedness referred to in (i) above, when required to be performed or observed, if the effect of such failure to perform or observe is to accelerate, or to permit the acceleration of, after the giving of notice or passage of time, or both, the maturity of such indebtedness, whether or not such failure to perform or observe shall be waived by the holder of such indebtedness; or any such indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof;

     (f) The Borrower or any of its Subsidiaries which in accordance with GAAP would be deemed to be a material Subsidiary: (i) shall generally not, or be unable to, or shall admit in writing its inability to, pay its debts as such debts become due in the ordinary course of business, except for failure to pay trade creditors provided that such delay in payment is in accordance with normal business practices; or (ii) shall make an assignment for the benefit of creditors, petition or apply to any tribunal for the appointment of a custodian, receiver or trustee for it or a substantial part of its assets; or (iii) shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether, now or hereafter in effect; or (iv) shall have had any such petition or application filed, or any such proceeding shall have been commenced, against it, in which an adjudication or appointment is made or order for relief is entered and which remains undismissed or unstayed for a period of 90 days or more; or (v) by any act or omission shall indicate its consent to, approval of or acquiescence in any such petition, application or proceeding or order for relief or the appointment of a custodian, receiver or trustee for all or any substantial part of its properties; or (vi) shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of 90 days or more;

     (g) One or more judgments, decrees or orders for the payment of money in excess of One Hundred Thousand Dollars ($100,000) in the aggregate shall be rendered against the Borrower and any of its Subsidiaries or any such judgments, decrees or orders shall continue unsatisfied and in effect for a period of 30 consecutive days without being vacated, discharged, satisfied or stayed or bonded pending appeal;

     (h) Any of the following events shall occur or exist with respect to the Borrower or any ERISA Affiliate: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event shall occur with respect to any Plan; (iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance exists which might constitute grounds entitling the PBGC to institute proceedings under
Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution by the PBGC of any such proceedings; (v) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, could in the opinion of the Bank subject the Borrower to any tax, penalty, or other liability to a Plan, Multiemployer Plan, the PBGC, or otherwise (or any combination thereof) which in the aggregate exceed or may exceed $100,000.

     (i) (A) any Forfeiture Proceeding shall have been commenced or the Borrower shall have given the Bank written notice of the commencement of any Forfeiture Proceeding as provided in 8.06(j) or (B) the Bank has a good faith basis to believe that a Forfeiture Proceeding has been threatened or commenced;

     (j) any of the Guaranties shall at any time after its execution and delivery and for any reason cease to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by any of the Guarantors or any of the Guarantors shall deny it has any further liability or obligation thereunder or shall fail to perform its obligations thereunder; provided further, however that with respect to the death or incompetency of any Guarantor who is a natural person, the Borrower shall have 30 days after notice from the Bank to provide the Bank with a substitute or replacement guaranty satisfactory to the Bank in its sole discretion;

     (k) the Security Agreements shall at any time and for any reason cease: (A) to create a valid and perfected priority security interest in and to the property subject to such Agreements, other than if due to the Bank's actions or omissions; or (B) to be in full force and effect or shall be declared null and void, or the validity or enforceability thereof shall be contested by the Borrower or the Borrower shall deny it has any further liability or obligation under the Security Agreements or the Borrower shall fail to perform any of its obligations thereunder after the expiration of any cure, waivers or grace periods; or (l) there shall occur any "Event of Default" as defined and described in 8 of the Letter of Credit and Reimbursement Agreement dated as of September 1, 1990 between C&J Enterprises and Chase Lincoln First Bank, N.A. (as predecessor to the Bank) or there shall occur any "Event of Default" as defined and described in 8.01 of the Indenture of Trust dated as of September 1, 1990 between the County of Monroe Industrial Development Agency and Key Trust Company, as Trustee, pertaining to the County of Monroe Industrial Development Agency's 1990 Industrial Development Revenue Bonds (C&J Enterprises/Performance Technologies Incorporated Facility).

     Section 11.02. Remedies. If any Event of Default shall occur, the Bank may, by notice to the Borrower, (a) declare the Commitment to be terminated, whereupon the same shall forthwith terminate, and (b) declare the outstanding principal of the Note, all interest thereon and all other amounts payable under this Agreement and the Note to be forthwith due and payable, whereupon the Note, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower; provided that, in the case of an Event of Default referred to in 11.01(f) above, the Commitment shall be automatically terminated, and the Note, all interest thereon and all other amounts payable under this Agreement shall be automatically immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrower.


     ARTICLE 12. MISCELLANEOUS.

     Section 12.01. Amendments and Waivers. No amendment or waiver of any provision of this Agreement nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose which given. No failure on the part of the Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     Section 12.02. Survival. All representations and warranties made herein shall survive the borrowings hereunder.

     Section 12.03. Usury. Anything herein to the contrary notwithstanding, the obligations of the Borrower under this Agreement and the Note shall be subject to the limitation that payments of interest shall not be required to the extent that receipt thereof would be contrary to provisions of law applicable to the Bank limiting rates of interest which may be charged or collected by the Bank.

     Section 12.04. Expenses. The Borrower shall reimburse the Bank for all reasonable costs, expenses, and charges (including, without limitation, fees and charges of external legal counsel for the Bank and costs allocated by its internal legal department) incurred by the Bank in connection with the preparation, performance or enforcement of this Agreement.

     Section 12.05. Assignment; Participations. This Agreement shall be binding upon, and shall inure to the benefit of, the Borrower, the Bank and their respective successors and assigns (except that the Borrower may not assign or transfer its rights or obligations hereunder), and such successors and assigns shall thereupon become vested with all the benefits in respect thereof granted to the Bank herein or otherwise; provided, however, that (i) the Bank may assign all or any part of any Loan or Loans made by it only with the prior consent of the Borrower (which shall not be unreasonably withheld), and (ii) the Bank may sell participations therein, only to a bank, insurance company, trust company, brokerage house, pension fund, or other financial institution, in which event
(a) in the case of an assignment, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights and benefits and obligations as it would have if it were the Bank hereunder and (b) in the case of a participation, the participant shall not have any rights under this Agreement, the Note, or any other documents referred to herein (the participant's rights against the Bank in respect of such participation to be those set forth in the agreement executed by the Bank in favor of the participant relating thereto) and all amounts payable by the Borrower under
Article 5 hereof shall be determined as if the Bank had not sold such participation, provided, however, that the Bank may not sell participations under any agreement which gives the participant a right to approve or disapprove of any consent, waiver or amendment by the Bank with respect to any provision of this Agreement (except for any provision hereof relating to the payment of any amount, the date on which such payment is due, the rate at which interest accrues on any Loan or any other amount payable hereunder, or the release of any guarantee of, or the substitution or release of any collateral security for, such Loans). The Bank may furnish any information concerning the Borrower in the possession of the Bank from time to time to assignees and participants (including prospective assignees and participants).

     Section 12.06. Notices. Except in respect of service of process in respect of any legal action or proceeding arising out of or relating to this Agreement, unless the party to be notified otherwise notifies the other party in writing, notices shall be given to the Bank and to the Borrower by ordinary mail or telex addressed to such party at its address on the signature page of this Agreement. Notices to the Bank shall be effective upon receipt.

     Section 12.07. Set-Off. The Borrower agrees that, in addition to (and without limitation of) any right of set-off, banker's lien or counterclaim the Bank may otherwise have, the Bank shall be entitled, at its option, to offset balances held by it for the account of the Borrower at any of the Bank's offices, in Dollars or in any other currency, against any principal of or interest on any of the Loans or any other amount payable by the Borrower under this Agreement or the Note, which is not paid when due, in which case it shall promptly notify the Borrower thereof; provided that the Bank's failure to give such notice shall not affect the validity thereof.

     Section 12.08. Jurisdiction; Immunities. (a) The Borrower hereby irrevocably submits to the jurisdiction of any New York State or United States Federal court sitting in Monroe County, New York over any action or proceeding arising out of or relating to this Agreement or the Note, and the Borrower hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. The Borrower agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Borrower further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of forum non conveniens. The Borrower further agrees that any action or proceeding brought against the Bank shall be brought only in New York State or United States Federal court sitting in Monroe County.

     (b) Nothing in this 12.08 shall affect the right of the Bank to serve legal process in any other manner permitted by law or affect the right of the Bank to bring any action or proceeding against the Borrower or its property in the courts of any other jurisdictions.

     (c) To the extent that the Borrower has or hereafter may acquire any immunity from jurisdiction of any court or from any legal process (whether through service or notice, attachment prior to judgment, attachment in aid of execution, execution or otherwise) with respect to itself or its property, the Borrower hereby irrevocably waives such immunity in respect of its obligations under this Agreement and the Note.

     Section 12.09. Captions. The captions and headings hereunder are for convenience only and shall not affect the interpretation or construction of this Agreement.

     Section 12.10. Severability. The provisions of this Agreement are intended to be severable. If for any reason any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

     Section 12.11. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any party hereto may execute this Agreement by signing any such counterpart.

     Section 12.12. Governing Law. This Agreement shall be governed by, and interpreted and construed in accordance with, the laws of the State of New York; provided that the foregoing is not intended to limit the maximum rate of interest which may be charged or collected by the Bank hereunder if, under the laws applicable to it, the Bank may charge or collect such interest at a higher rate than is permissible under the laws of said State.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

PERFORMANCE TECHNOLOGIES,
INCORPORATED



By
Name: Dorrence Lamb
Title: Vice President of Finance

Address for notices:

315 Science Parkway
Rochester, New York 14620
Attn: President


THE CHASE MANHATTAN BANK

By
Name: John F. Sorensen
Title: Vice President

Lending and Payment Office:

The Chase Manhattan Bank
One Chase Square
Rochester, New York 14643

Address for notices:

The Chase Manhattan Bank
One Chase Square
Rochester, New York 14643
Attention: Performance
Technologies Account
Representative

EXHIBIT A

REVOLVING CREDIT NOTE

$3,000,000 October 31, 1996

     FOR VALUE RECEIVED, Performance Technologies, Incorporated, a Delaware corporation (the "Borrower"), hereby promises to pay to The Chase Manhattan Bank (the "Bank"), for account of its Lending Office provided for by the Credit Agreement dated as of October 31, 1996 between the Borrower and the Bank (the "Credit Agreement"), or order, at the Payment Office the principal sum of Three Million Six Hundred Thousand and No/100 Dollars ($3,000,000) or such portion thereof as may have been advanced by the Bank pursuant to Article 2 of the Credit Agreement, in lawful money of the United States of America and in immediately available funds, on the dates and in the amounts provided in the Credit Agreement, and to pay interest on the unpaid principal amount hereof from time to time outstanding, at such office, in like money and funds, for the period commencing on the date of this Note until such principal sum shall be paid in full, at the rates per annum and on the dates provided in the Credit Agreement.

     The amount, type and date of each Loan made by the Bank to the Borrower, and each payment made on account of the principal thereof, shall be recorded by the Bank on its books and, prior to any transfer of this Note, endorsed by the Bank on the schedule attached hereto or any continuation thereof, provided, however, that the failure of the Bank to endorse the schedule shall not affect or impair the Borrower's obligation to repay any Loan or any interest thereon or any other amount due under the Credit Agreement.

     This Note is the Note referred to in the Credit Agreement and evidences all Loans made by the Bank thereunder. Capitalized terms used in this Note have the respective meanings assigned to them in the Credit Agreement.

     The Credit Agreement provides for the acceleration of the maturity of this Note upon the occurrence of certain events and for prepayments of Loans upon the terms and conditions specified therein.



     This Note shall be governed by and construed in accordance with the laws of the State of New York.


PERFORMANCE TECHNOLOGIES,
INCORPORATED


By:
Dorrance W. Lamb
Title: Vice President of Finance




ANNEX TO NOTE

              Principal       Principal
Date  Type    Amount  Amount  Unpaid
of    of      of      Paid or Principal       Notation
Loan  Loan    Loan            Prepaid         Amount          Made By

EXHIBIT B

ANNUAL COMPLIANCE CERTIFICATE



     This Compliance Certificate is rendered to The Chase Manhattan Bank (the "Bank") by Performance Technologies, Incorporated (the "Borrower") pursuant to 8.06(a)(iii) of the Credit Agreement between the Bank and the Borrower dated October 31, 1996 (the "Credit Agreement").

     The undersigned hereby certifies that in respect of the fiscal year ending December __, 199__ (the "Year"):

     1. The Borrower was in compliance with 10.02 and 10.03 of the Credit Agreement as at the end of the Year [except __________].

     2. No "Default" or "Event of Default" (as defined in the Credit Agreement) occurred during the Year [except _________].

          Dated:                           Performance Technologies,
                                           Incorporated
          _______________, 199__

                                        By:_________________________

                                        Title:______________________

EXHIBIT C

QUARTERLY COMPLIANCE CERTIFICATE



     This Compliance Certificate is rendered to The Chase Manhattan Bank (the "Bank") by Performance Technologies, Incorporated (the "Borrower") pursuant to 8.06(b)(iii) of the Credit Agreement between the Bank and the Borrower dated October 31, 1996 (the "Credit Agreement").

     The undersigned hereby certifies that in respect of the fiscal quarter ending ______________, 199__ (the "Quarter"):

     1. The Borrower was in compliance with 10.01 of the Credit Agreement at all times during the Quarter [except ________] and the Borrower was in compliance with 10.03 and 10.04 of the Credit Agreement as at the end of the Quarter [except __________].

     2. No "Default" or "Event of Default" (as defined in the Credit Agreement) occurred during the Quarter [except _________].

          Dated:                           Performance Technologies,
                                           Incorporated
          _______________, 199__

                                        By:_________________________

                                        Title:______________________

SCHEDULE 1

Schedule of Subsidiaries and
Investments in Subsidiaries ( 7.07)


     Schedule 1

Schedule of Subsidiaries and Investments in Subsidiaries (section 7.07)


UconX Corporation
6540 Lusk Boulevard C-113
San Diego, California 92121

        State of Incorporation:                          Delaware

        Percentage Ownership of Borrower:                       100%

        Qualified to do business in California as UconX Delaware on 12/8/92.



     As part of the acquisition of UconX Corporation on September 1, 1992, PTI agreed to lend UconX Corporation (at that time a 52 1/2% owned subsidiary of PTI) up to $400,000. As of October 31, 1996, the loan outstanding to UconX was $450,000, which includes accrued but unpaid interest.

SCHEDULE 2

Existing Credit Arrangements and Liens ( 7.08)

     Schedule 2

     Existing Credit Arrangements and Liens (section 7.08)


Start         Collateral                 Monthly
Date          Description                Payment              Term

M & M Associates Leases:

5/1/92        Sun Equipment              $154.00              60 months

11/1/93       Sparcstation 10            $257.60              36 months


7/1/95       486DX2-80-PC                $ 82.15              36 months
             Analyzer CH Digital
                Scope

Fleet Credit Corp. Leases:

3/30/93      Harris Scicards             $4,535.57            60 months


1/15/92      Various equipment           $2,403.54            48 months

3/15/93      Minx Software               $2,205.95            48 months


U.S. Bancorp Leasing and Financial:

January, 1996
             Production and data         $2,242.15            48 months
             processing/computer equipment


Chase Manhattan Bank:

Line of Credit
machinery, equipment, fixtures
accounts, inventory, general
intangibles, chattel paper and
insurance.
Electrovert Hydrocleaner.

Existing Credit Arrangements and Liens

Start      Collateral                     Monthly
Date       Description                    Payment                     Term



City of Rochester:    $80,000 Loan from City of Rochester
                      secured by Chase Manhattan Bank Letter
                      of Credit


                                   Guaranties

Performance Technologies, Incorporated ("PTI") has co-guaranteed approximately $1,250,000 of the mortgage obtained to finance the building located at 315 Science Parkway, Rochester, New York 14620.

On December 2, 1993, the PTI received from the City of Rochester a Section 108 loan in the amount of $500,000 (the "City Loan"). Pursuant to the spin-off of Performance Telecom Corporation ("PTC") from PTI, the City Loan and all related security agreements and other loan documentation were assigned from PTI to PTC. In connection with that assignment, PTI agreed to guaranty the collection and payment of the City Loan. As of October 31, 1996, the outstanding principal indebtedness on the City Loan was $470,000.

As part of the acquisition of UconX Corporation on September 1, 1992, PTI agreed to lend UconX Corporation (at that time a 52 1/2% owned subsidiary of PTI) up to $400,000. As of October 31, 1996, the loan outstanding to UconX was $450,000, which includes accrued but unpaid interest.

SCHEDULE 3

Schedule of Hazardous Materials ( 7.12)


                                   Schedule 3

                    Schedule of Hazardous Materials (section 7.12)




                                      None

SCHEDULE 4

Schedule of Partnerships and Joint Ventures ( 7.17)

                                   Schedule 4

              Schedule of Partnerships and Joint Ventures (section 7.17)


                                      None

                                  SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PERFORMANCE TECHNOLOGIES, INCORPORATED





November 19, 1996                         By: s/Charles E. Maginness
                                          -----------------------------
                                                Charles E. Maginness
                                          Chairman of the Board of Directors and
                                                Chief Executive Officer




November 19, 1996                         By: s/Dorrance W. Lamb
                                          -----------------------------
                                                Dorrance W. Lamb
                                               Chief Financial Officer and
                                                Vice President, Finance