Form 10-K
period 1996-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1997-03-28
CIK 1003950

--------------------------------------------------------------------------------

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549
                                      -----------------

                                          FORM 10-K
(Mark One)
         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (Fee Required)
                         For the Fiscal Year Ended December 31, 1996
                                              OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                              For the transition period from to
                                Commission File Number 0-27460

                            PERFORMANCE TECHNOLOGIES, INCORPORATED
                    (Exact name of registrant as specified in its charter)
                                     -------------------
                   Delaware                              16-1158413
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation of organization)
                                                                   14620
   315 Science Parkway, Rochester New York                      (Zip Code)
   (Address of principal executive offices)
              Registrant's telephone number, including area code: (716) 256-0200
                                     ----------------------

                 Securities registered pursuant to section 12(b) of the Act:
                                             NONE
                                   ------------------------

                 Securities registered pursuant to section 12(g) of the Act:
                            COMMON STOCK, par value $.01 per share
                                       (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 14, 1997 was approximately $41,567,000.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 4,807,000 as of March 14, 1997.

                             Documents Incorporated by Reference
     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 10, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.
--------------------------------------------------------------------------------
                                    -Cover Page of 34 Pages-

                            Performance Technologies, Incorporated
                             Index to Annual Report on Form 10-K

                                                                           Page
PART I

Item 1         Business                                                       1
Item 2         Properties                                                    10
Item 3         Legal Proceedings                                             11
Item 4         Submission of Matters to a Vote of Security Holders           11


PART II

Item 5        Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                 11
Item 6        Selected Financial Data                                        11
Item 7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         12

Item 8        Financial Statements and Supplementary Data                    16
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         32


PART III

Item 10       Directors and Executive Officers of the Registrant             33
Item 11       Executive Compensation                                         33
Item 12       Security Ownership of Certain Beneficial Owners
                 and Management                                              33
Item 13       Certain Relationships and Related Transactions                 33


PART IV

Item 14       Exhibits, Financial Statement Schedules, Reports on Form 8-K   34

PART I

ITEM 1 - Business

Performance Technologies, Incorporated designs, manufactures and markets a wide variety of fault-tolerant, high performance communications, networking and data storage interface systems products. The Company's products are designed to enhance the performance of customers' computer network systems and include local and wide area network interface adapters, communications servers, mass storage interface products and sophisticated software communications solutions. The
Company's products are targeted toward high performance, mission critical networking solutions for the telecommunications, financial services, defense and public safety industries. Applications include network interfaces for cellular telephone communications, data storage products found in bank ATMs, fiber optic data communications products used aboard navy vessels and communications servers used in air traffic control centers.

Since its inception in 1981, the Company has consistently produced innovative networking solutions for a wide variety of computer architectures and has a proven record of being able to adapt its products to a continually changing marketplace. The Company has focused its efforts on providing high performance, unique application solutions where hardware and software reliability are a key concern to the end user. This strategy has enabled the Company to significantly increase both sales and income from continuing operations over the last five years.

All references to the "Company" herein include Performance Technologies, Incorporated, the Company's wholly-owned foreign sales subsidiary, PTI Virgin Islands Company, Ltd. and the Company's wholly-owned subsidiary, UconX Corporation (UconX).

Industry Overview

The need to collect, store, analyze and distribute information in a secure, timely and efficient manner has become an integral part of operating a successful organization. Developments in computer technology have resulted in less reliance on centralized mainframes and greater reliance on distributed computing which led to the computer software architecture concept of "client/server" computing systems. Client/server computing systems typically provide for a large number of desktop computers interconnected with one, or often more than one, server. The server provides central resources to all remote computer users and provides common services such as printing, communications and data backup and information gateways to other local or distant client/server systems. The fundamental premise of this architecture relies heavily on computer networking for both LAN interconnections for desktop-to-server communications and WAN interconnections for server-to-server communications.

As a result of the growing installed base of client/server computing systems, the market opportunity for client/server networking products is rapidly expanding. According to a recent industry study, there were approximately 33 million Ethernet connections installed worldwide in 1993, and the number of those connections is expected to grow to over 84 million by 1998. This growth, combined with other market trends, is expected to cause the computer networking equipment industry to continue to experience substantial growth.

Strategy

The Company's strategy is to enhance the performance of customers' network systems by providing a wide variety of fault tolerant, high performance and easily managed networking solutions targeted toward mission critical applications. Major elements of the Company's operational strategy include:

Focus on High Performance Mission Critical Solutions. The Company continues to focus its development efforts on addressing specific needs for high performance networking. The Company's products have provided unique mission critical solutions where reliability and performance are the primary concerns of the user. Applications include network interfaces for cellular telephone communications, FDDI adapter products used aboard navy vessels, communications servers used in air traffic control and data storage products found in bank ATMs.

Exploit Technological Competencies. Since its inception, the Company has pioneered many innovations in networking technology including the VME64 industry standard, proprietary ASICs and the early use of SCSIbus standard for local area networking. These technological competencies have allowed the Company to develop products that improve network performance without rendering an end user's network equipment obsolete. Management intends to continue to leverage off of these competencies to position the Company as a technological leader in high performance LAN and WAN hardware and software products.

Continue to Develop Advanced Networking Products. The Company recognizes the need to continually upgrade the performance of its existing products and to develop new products which address the changing requirements of LAN and WAN users. Over the past 12 months, the Company has introduced a variety of WAN and LAN products designed for the PCIbus. Several of these products have been early and unique entrants into the growth oriented PCIbus arena for supporting complex communications protocols and networks. These new products have been responsible for a variety of potentially significant OEM and partnering relationships. The Company is also developing switching products for Ethernet LANs directed at specific applications requiring high availability.

Expand International Markets. The networking and computer markets served by the Company are international in scope. Global demand for network products, such as those manufactured by the Company, is driven by the increasing dependence of business on the successful implementation of networking infrastructures. While the Company actively markets its products in Europe and the Asia Pacific countries, currently international sales only account for approximately 11% of sales. During 1996 the Company expanded its direct sales presence into the European Economic Community with the opening of a sales office in Munich, Germany. The Company intends to continue expanding its international efforts in the Asia Pacific countries with more direct presence planned for the second half of 1997.

Leverage Software Expertise. The Company has successfully employed its software expertise in targeted industries and applications, including financial data information services, air traffic radar installations and defense applications and deep space telemetry. The Company plans to continue to leverage its existing networking and mass storage interface software expertise in distributed network management and control, integration of legacy networking protocols and virtual LAN implementation.

Capitalize  on Internal  Manufacturing  Expertise.  Unlike many of its  industry competitors, the Company does not rely upon third party manufacturing subcontractors for assembly, test and quality control for the manufacturing of its products. Instead, the Company operates a state-of-the-art manufacturing facility that gives the Company the flexibility to meet customer requirements, produce high quality equipment and make timely deliveries. The Company's manufacturing facility operates under an integrated MRP system that significantly reduces lead time and inventory investments and facilitates effective demand forecast. This in-house manufacturing capability provides the Company with the means to launch quickly new products without the delays normally associated with the use of manufacturing subcontractors. This facility has continued to undergo expansion to increase capacity, supporting the Company's growth and to allow manufacture of the latest electronic packaging such as "Ball Grid" components. It is expected that additional capital expansion in surface mount component capacity will occur over the next 12-18 months to assure continued high quality assembly with adequate capacity to meet expected delivery requirements for the Company's expanding customer base.

Products

The  Company's  products  include  a  wide  variety  of  fault  tolerant,   high
performance solutions for WAN communications, LAN connectivity and mass storage/retrieval applications. The Company historically has addressed the needs of the client/server computing environment with a family of hardware and software products which operate on a number of open standards and allow ease of use with a variety of popular high performance computer platforms. These platforms include systems built on the VMEbus standard, systems built on the SBus standard and systems that include the new PCIbus standard now found on a broad range of computer platforms. The Company's products are grouped into five categories: WAN Interface Adapter Products, LAN Interface Adapter Products, Network Systems Products, Mass Storage Interface Products and Inter-system Connectivity Products.

WAN Interface Adapter Products. The Company's WAN interface adapter products include "add-in" modules providing connectivity between the SBus, VMEbus or PCI computer platforms and the wide area communications network. The Company's WAN interface adapter products are found in a wide variety of applications which include network interfaces for cellular telephone transmitter sites, billing and control information for long distance telephone communications, and control of remote police, ambulance and municipal radio transmitter locations. Selected end-users include Lucent Technologies, Digital Equipment Corporation and QualComm. Products include interface adapters for use in VMEbus systems and high speed interface adapters for the Sun Microsystems' SBus market. During 1996, the Company released three WAN interface adapters for the PCIbus architecture which management believes are some of the first products available to PCI users for high speed WAN communications. All of the Company's WAN interface adapter products are designed for applications that require high performance and high speed communications capability. Certain of the Company's products are "intelligent," containing their own microprocessors and memory. This architecture allows these interface adapters to off-load many of the lower-level communications tasks that would typically be performed by the host platform, greatly improving overall system performance. The family of WAN interface adapter products is supported by extensive communications software developed by both the Company and a variety of third party partners. WAN sales represented 42% of total sales for 1996 as compared to 36% for 1995.

LAN Interface Adapter Products. The Company's LAN interface adapter products consist primarily of products often referred to as Network Interface Controllers
(NICs) for a variety of LANs and computer platforms. These products currently operate on the PCIbus, SBus and VMEbus computer platforms and include connections for a popular range of Ethernet and FDDI standards and a unique FDDI concentrator product that operates on the VMEbus. Applications for the Company's Ethernet and FDDI network adapter products include a convenient interface between computer platforms and LANs used in commercial, educational or industrial organizations and a shipboard FDDI LAN used by the United States Navy to integrate tactical workstations on board Navy vessels. All of these NICs permit easy integration of either a workstation (SBus), PCI or VMEbus computer system to an FDDI or Ethernet LAN. The FDDI adapters support the Company's alternate path FDDI topology, ensuring the highest available levels of resiliency and data integrity for fault tolerant and mission critical markets. The SBus FDDI network interface controller occupies only a single SBus slot, freeing the remaining expansion bays for other uses. The Company is actively expanding the support of its newest PCI based FDDI adapters to include operations with computer platforms supporting Sun Microsystems' SolarisJ and Microsoft's Windows NTJ. LAN sales represented 21% of total sales for 1996 as compared to 18% in 1995.

Network Systems Products. The Company's network systems products consist of systems level equipment used in the construction and deployment of computer networks. These products represented 11% of total sales for 1996 as compared to 10% in 1995 and include:

Communications Servers. Communications servers are multi-purpose LAN-to-WAN bridging systems supported by software from UconX. The products in this category include a low cost, limited server solution for installations requiring from one to six WAN connections and up to two Ethernet LAN connections. For larger installations or special requirements, the Company offers a series of communications servers built on the VMEbus standard which offer up to 96 WAN connections and multiple Ethernet LAN connections. Using UconX software, the communications servers can be configured to provide a variety of protocol packages and supporting protocols including bisynchronous, asynchronous communications financial market feeds and radar receivers. The communication server products from the Company can be found in data collection applications including NASA's deep space network and in air traffic control centers for retrieving radar data from remote radar antenna sites.

Front-end Communications Subsystems. The Company's "front-end" communications subsystems product supports the concurrent use of up to eight SBus "add-in" disk storage controllers or communication interface modules. This product has been co-developed by the Company and a large OEM customer, and is used as a communications nexus for high powered workstations, allowing them to link up efficiently with a new line of supercomputers. The system, with its extended SBus module capability, enables the OEM user to greatly increase the number of workstations serviced by each front end processor, lowering costs and improving system reliability.

Ethernet Switch. The Company is executing a market development effort through acquired Ethernet switching technology which offers a variety of technical features including store and forward, protocol filtering and WAN internetwork connectivity for Ethernet LANs. This is the forerunner to a family of company-designed second generation 100 Mbit/Gigabit Ethernet Switching products targeted at high availability applications which the Company expects to introduce within the next 12 months.

Mass Storage Interface Products. The Company's mass storage interface products consist of adapters that connect various mass storage products using the SCSI and newer UltraSCSI standard to computers based on VMEbus and SBus platforms. The Company's existing SCSI interface products are often used to add external disk storage to workstations. More complex applications include Redundant Array of Inexpensive Disks (RAID) interfaces which are found in mission critical, high reliability and high availability applications such as police/fire dispatch, bank automated teller applications and hospital patient data base systems. Coupled with the Company's RAID software, the interface product enables Sun workstation users to connect RAID products sold by major OEM suppliers. Future products are expected to expand the Company's already strong presence in this market by adopting the new Fibre Channel protocol standards and expanding the UltraSCSI capability to the PCIbus standard. Mass storage products represented 16% of total sales for 1996 as compared to 18% in 1995.

Inter-system Connectivity Products. The Company's inter-system connectivity products permit dissimilar computer standards to be connected. These products are typically provided to OEMs and systems integrators that are involved with custom applications such as connecting a Sun workstation to printing press control electronics for a new color printing press. Selected end-users include Indigo, an Israeli printing equipment company, Data Cube, an imaging subsystem supplier, and Credence Corporation, a manufacturer of equipment that produces electronic integrated circuits. By allowing a customer to connect dissimilar computer standards, the Company's products preserve that customer's investment in existing installed equipment. These products represented 10% of total sales in 1996 as compared to 18% in 1995. The Company is not investing in this group of products and further decline in these revenues is expected in 1997.

Sales, Marketing and Distribution

The Company currently markets its products world-wide to a broad spectrum of end user customers through various channels including OEMs, VARs, distributors and systems integrators. Currently, nearly 90% of the Company's sales are made domestically while the remainder represents international sales. Approximately 85% of the Company's North American business is sold through the Company's direct sales force to OEMs and systems integrators. The remainder is sold to end users through distributors and VARs.

In North America, the Company operates seven direct sales offices, located in northern California, Rochester, New York, Old Saybrook, Connecticut, Dallas, Texas, Washington, D.C., Boston, Massachusetts and San Diego, California. The Company also maintains a European presence through a sales office in Munich, Germany. Currently, eleven technically trained sales and support personnel conduct the Company's selling efforts out of these offices. In addition, independent sales representatives covering selected geographic areas and distributors handling selected products supplement the Company's direct sales team on a worldwide basis. The Company believes that, due to the technical nature of its products, it is essential to employ sales people who are knowledgeable in the network and communications fields and are able to adequately respond to inquiries that arise concerning the capability and performance levels of the Company's products.

Many of the Company's products are provided to OEMs and systems integrators and are sold through a combination of selling efforts by the Company's sales force and the efforts of a small number of independent sales representatives. These independent sales representatives operate under the direct supervision of the Company's sales force and carry out sales of specified products primarily in selected North American geographic areas. The independent sales representatives are compensated by commissions paid on product orders. The OEMs or systems integrators serviced by the Company's sales organization and independent sales representatives generally require a high level of technical support and are usually involved with applications that require Company products that are ultimately included as a subsystem or component in an OEM's or systems integrator's final product.

The Company also sells products to distributors that are end user oriented, such as network systems products, data storage interface products and certain LAN interface products. Distributors purchase the Company's products and resell them to their VARs or end-users. Distributors who sell the Company's products are currently managed by the Company's direct sales force. The Company carries out several marketing strategies to support these distributors, including advertising in national and international trade publications, sponsoring customer training sessions and participating in trade shows throughout North America, Western Europe and the Pacific Rim.

OEM customers typically provide the Company with a rolling forecast for orders placed two to three months in advance of shipment. Distributors typically provide the Company with orders placed 30 days in advance of shipment. Sales of the Company's products to OEM customers are subject to a number of factors outside the Company's control, including pricing, availability and acceptance of these products by the OEM's customers and potential customers.

With all of its products, the Company executes various ongoing marketing strategies designed to attract new customers and to stimulate additional purchases from existing customers. These strategies include direct mail campaigns and catalogue distribution, direct telemarketing, special pricing programs, active participation in technical standards group, participation in national and regional trade shows and selected trade press advertisements and technical articles.

Sales of software-based products developed by UconX are supported by a UconX-directed sales force operating from offices in San Diego, California and Boston, Massachusetts. International sales are handled through selected distributors in Western Europe and the Pacific Rim.

The Company continues to believes that the international market represents significant opportunities for the Company's products as sales outside the U.S. represented only 11% of the Company's net sales in 1996 as compared to 14% and 12% for 1995 and 1994, respectively. In the past, the Company has sold its products within Europe and the Asia Pacific countries through distributors managed by sales individuals who reside at corporate offices in North America. Management believes that it can develop expanded sales channels and marketing alliances with respect to both new and existing international markets. The Company's products are currently sold by 20 international distributors throughout the major industrialized countries in Europe and the Asia Pacific area. Recently the Company has established a sales office in Munich, Germany to better support the Western European markets. The Company also expects to take similar actions to more progressively support sales in the Pacific Rim in the near future. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. All payments for sales outside the United States are made in U.S. dollars.

Customers

The Company has over 300 active customers worldwide, including major OEMs, systems integrators, and educational/research organizations, many of which are Fortune 500 companies.

The Company has two general types of customers. The first category includes customers that are technically oriented and assemble a product or system for a specific end use, using components and subassemblies supplied by vendors such as the Company. These products or systems are typically sold on either a repetitive basis or on a lower volume, purpose-built basis. End use equipment or systems sold by OEMs on a repetitive basis using the Company's products include a sophisticated color printing press sold to "quick print" shops, a check scanning console provided to banks to convert canceled check information into electronic images and mass data storage equipment provided by RAID systems manufacturers to commercial users such as police/fire departments, hospitals and government organizations. Examples of lower volume purpose-built end use equipment incorporating the Company's products include FDDI networks used by the United States Navy for shipboard use, deep space network data collection for space research and data collection/network systems for air traffic control and radar installations. The second category includes customers that are less technically proficient. These customer require products that are expected to be self-installing and require limited knowledge of the products' internal operation. These products are often referred to as "plug n' play" or "shrink wrapped", implying a readiness to simply install the end application without the need to have extensive technical knowledge. The Company's products that fit into this category are the SBus and PCIbus mass storage interface, the SBus and PCIbus LAN products (Ethernet and FDDI NICs) and selected WAN interface products operating on the SBus and PCIbus standards. In 1996, Lockheed Martin accounted for 12% of sales.

Backlog

At March 9, 1997, the backlog of scheduled orders was $6.1 million, compared to $5.0 million at March 31, 1996. Although orders are subject to cancellation in the normal course of business, historically the Company has filled most of its firm orders. Management believes that the primary reason for the increase in the Company's backlog of orders is the increasing demand for the Company's networking, interface and systems products.

Seasonality

The Company's business is generally not seasonal in nature.

Environmental Matters

The Company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment has any material effect on its capital expenditures, earnings or competitive position.

Competition

The market for computer communications, networking and mass storage interface products is intensely competitive and characterized by rapid technological innovations, resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this industry include product performance and functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition and increases in relative price/performance ratios. In the WAN interface product market, the Company's products compete with products from SBE Incorporated, Adax, Incorporated and Digi International, Incorporated. In the emerging PCIbus arena, the Company's competition is less well-defined, although the PCI product market is forecast to be highly competitive in many product areas. In the LAN interface product market, the Company competes with Network Peripherals Inc., RNS a Division of Osicom Technologies, Incorporated and Interphase Corporation. In the mass storage interface product market, the Company competes with such companies as Interphase Corporation, MacroLink Incorporated and Sun Microsystems, Inc.

Many of the Company's competitors have greater technical and capital resources, more marketing experience, larger research and development staffs and better production facilities than the Company. In recent years the internetworking product market has become increasingly concentrated as a result of increased consolidation in the industry. Cisco Systems Inc., the industry routing leader, has acquired companies that have historically competed with the Company. These consolidations are likely to permit Cisco and other of the Company's competitors to devote significantly greater resources to the development and marketing of new competitive networking products and the marketing of existing products through their larger distribution networks to their larger installed customer bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations, as well as the emergence of new competitors and new technologies. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition.

Research and Development

The Company's research and development expenses, plus costs attributable to the development of software, for 1994, 1995 and 1996 were approximately $1.4 million, $2.0 million and $3.0 million, respectively. This represents an increase of 50% from 1995 to 1996. These expenses consist primarily of employee costs and material consumed in developing and designing new products. To a lesser degree, there have been limited expenses devoted to technology acquisition, software license/tools and contract product development.

The Company has, as a result of prior research and development expenditures, developed significant core competencies applicable to high speed fiber-optic local area networking, wide area networking, switching and mass storage interface solutions. Research and development funding is anticipated to continue to increase significantly in 1997. This funding will be directed at further leveraging these competencies and carrying out additional product development in the areas of communications and network switching. These research and development programs are expected to include expansion of both hardware and software related to WAN and LAN network adapter products, continued enhancement of the current LAN/FDDI offerings, next generation Ethernet switching, expansion of mass storage interface products to encompass Fiber Channel technologies and expanded communication server products provided by UconX. In addition to specific product related expenditures, the Company is investing in increasing its internal capability to design and implement ASICs. This will be an important cornerstone for continued future enhancements of WAN and LAN network adapters, advanced mass storage interfaces and high performance switching architectures to support the emerging Gigabit Ethernet LAN technology.

Proprietary Technology

The Company's success depends upon the Company's proprietary technology. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its distributors, customers and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products and accessories are provided to customers under license, generally in the form of object code, which provides a high degree of confidentiality with respect to the intellectual property value. Much of the Company's proprietary technology is found in the Company's source code which is embedded in silicon chips, making it extremely difficult to misappropriate or reverse engineer. Such methods may not afford complete protection, however, and there can be no assurance that the confidentiality agreements will not be breached, that such agreements will be enforceable, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. If patent applications are filed by the Company in the future, there can be no assurance that any patents can be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition.

There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Although no written claims or litigation relating to any such matter are currently pending against the Company, the Company has not conducted any searches or obtained an opinion of counsel with respect to its proprietary rights. Accordingly, there can be no assurance that no claims will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products, or if necessary, that the Company would be able to obtain any necessary licenses on reasonable terms or at all. Any such litigation could be protracted and costly and could have a material adverse affect on the Company's results of operations regardless of the outcome of the litigation.

Suppliers

Certain components used in the Company's products, such as specific single source microprocessors, custom ASICs, FDDI interface components and highly integrated PCIbus and VMEbus interface components, are only currently available to the Company from limited sources. Although to date the Company has generally been able to obtain adequate supplies of these components, the Company obtains these components on a purchase order basis and does not generally have long-term contracts with any of these suppliers. The Company's standard purchase order is limited in nature. In addition, shortages of raw materials could negatively affect the Company's ability to meet its production obligations and result in increased prices to the Company for affected parts. The Company's inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introductions or shipments, and increased component prices could negatively affect gross margins, either of which could have a material adverse effect on the Company's results of operations. The Company would also be negatively affected if it does not maintain adequate capital resources to fund component purchases.

Manufacturing

The Company maintains a state-of-the art product assembly and manufacturing facility at its Rochester, New York facility. This facility operates under an integrated MRP system that significantly reduces lead time and inventory investments and facilitates effective demand forecast. The Company is actively involved in certification of its manufacturing facilities to ISO 9000 quality standards. By maintaining an in-house manufacturing capability, management believes that the Company has, to a certain extent, insulated itself from the risks inherent in dealing with independent subcontractors. The Company does not have to compete with those who may be using subcontractors, nor is it subject to the timing delays that often result when subcontractors are unable to meet the manufacturing requirements of their customers. In addition, through its in-house manufacturing capability, the Company is able to oversee directly its quality control process and the timeliness of product delivery. The Company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

Employees

As of March 9, 1997, the Company had 132 full-time employees, eleven of whom were employed by the Company's UconX subsidiary. Management believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

 These employees work in the following areas:

               Research and Development                   38
               Marketing and Sales                        19
               Manufacturing                              56
               General and Administrative                 19

Competition for technical personnel in the Company's marketplace is intense. Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.


Risk Factors

Technological Change and New Product Introductions. The market for the Company's products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the standards of the industry change. Additionally, the overall computer networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company's future revenues will depend upon its ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that meet or exceed new industry standards. New product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product's introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in the products or their component parts, or the failure to achieve market acceptance would have a material adverse effect on the Company's revenues and operating results.

Competition. The computer communications, networking and mass storage interface business is extremely competitive and the Company faces competition from a number of established and emerging computer communications and internetworking device companies. Many of the Company's principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources to spend for promotion, advertising, research and product development than the Company. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's revenues and operating results. Several of the Company's competitors have recently been acquired by major networking companies. These acquisitions are likely to permit the Company's competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's revenues and operating results.

Dependence on Key Customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Customers typically do not enter into long-term volume purchase contracts with the Company and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, and the reduction, delay or cancellation of orders or a delay in shipment of the Company's products to such customers would have a material adverse effect on the Company's revenues and operating results.

Dependence on Sun Microsystems, Inc. Products. Many of the Company's products are designed and manufactured to be compatible with workstations manufactured by Sun Microsystems, Inc. The Company's business opportunities and results of operations are dependent, in part, on continued growth and market acceptance of systems manufactured and marketed by Sun Microsystems, Inc. In the event these systems are no longer commercially acceptable, or in the event Sun Microsystems, Inc. were to curtail its manufacturing and marketing of those systems, this would have a material adverse effect on the Company's revenues and operating results.

Potential Fluctuations in Annual and Quarterly Results. The Company's annual and quarterly operating results may in the future vary significantly depending on factors such as the timing and shipment of significant orders, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, inability to obtain sufficient supplies of sole or limited source components for the Company's products, seasonal and general economic conditions. The Company's expense levels are based, in part, on the Company's expectations as to future revenue. Since a substantial portion of the Company's revenue in each quarter result from orders shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, revenues and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of the Company's net expenses varies with its revenue.

Dependence on Third Party Component Suppliers. Certain components used in the Company's products are currently available to the Company from one or a limited number of sources. Although to date, the Company has generally been able to obtain adequate supplies of these components, there can be no assurance that future supplies will be adequate for the Company's needs or will be available on prices and terms acceptable to the Company. The Company's inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect the Company's gross margins, either of which will have a material adverse effect on the Company's revenues and operating results.

Dependence on Internal Manufacturing. In order to avoid relying on outside contract manufacturers, the Company manufactures all of its products at its Rochester, New York facility. The Company does not have alternative manufacturing capabilities, either internally or through third parties, to perform those manufacturing functions. Even if the Company were able to identify alternative third-party contract manufacturers, there can be no assurance that the Company would be able to retain their services on terms and conditions acceptable to the Company. In the event of an interruption in production, the Company may not be able to deliver products on a timely basis, which will have a material adverse effect on the Company's revenues and operating results.
Although the Company currently has business interruption insurance, no assurances can be given that such insurance will adequately cover the Company's lost business as a result of such an interruption.

Dependence on Proprietary Technology. The Company's success depends upon the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technologies. The Company generally enters into confidentiality or license agreements with its distributors, customers and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technologies or to provide an effective remedy in the event of a misappropriation by others. The Company holds no patents and has not filed any patent applications for its products. If patent applications are filed by the Company, there can be no assurance that any patents will be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition.

Although management believes that the Company's products do not infringe the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, resulting in costly litigation in which the Company may not ultimately prevail. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which will have a material adverse effect on the Company's revenues and operating results.

Because of the existence of a large number of patents in the computer networking industry and the rapid rate of issuance of new patents or new standards or to obtain important new technology, it may be necessary for the Company to enter into technology licenses from others. There can be no assurance that these third party technology licenses will be available to the Company on commercially reasonable terms. The loss of or inability to obtain any of these technology licenses could result in delays or reductions in product shipments. Any such delays or reductions in product shipments will have a material adverse effect on the Company's revenues and operating results.

Dependence on Personnel. The Company's success depends on the continued contributions of its personnel, many of whom would be difficult to replace. It will also depend on its ability to attract and retain skilled employees. Although the Company's employees are subject to the Company's employment policy regarding confidentiality and ownership of inventions, employees are not otherwise subject to employment agreements or non-competition covenants. Changes in personnel could adversely affect the Company's operating results.

ITEM 2 - Properties

The Company's principal executive offices, research and development and manufacturing facilities are located in Rochester, New York in a 30,000 square foot building that was constructed specifically for the Company in 1990. This building is located in a high technology business park. The lease for this facility expires in the year 2001. The Company has an option to renew the lease for two successive five-year terms. The Company also leases sales offices at four locations. The terms of these leases are on an annual basis for three locations and month to month for the remaining location. The Company's UconX subsidiary leases approximately 6,800 square feet of office space in San Diego, California pursuant to a lease which expires November 30, 1999. Management believes that its facilities will be sufficient for at least 1997 after which additional space may be required.

ITEM 3 - Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.


PART II

     ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASDAQ National Market under the trading symbol "PTIX". The following table sets forth, for the periods indicated, the high and the low closing prices for the Common Stock, as reported on the NASDAQ National Market since January 24, 1996, the effective date of the Company's Registration Statement on Form S-1 for the Company's initial public offering of its Common Stock. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

1996                                              High             Low
------------------------------------              ----             ---

First Quarter (from January 24, 1996)             $12.75         $ 8.00
Second Quarter                                     17.75          11.75
Third Quarter                                      14.50          12.125
Fourth Quarter                                    $12.25         $ 9.656



As of March 14, 1997, there were 144 stockholders of record of the Company's Common Stock.

To date, the Company has not paid cash dividends on its Common Stock and there can be no assurances that the Company will do so at any time in the future.

ITEM 6 - Selected Financial Data
         (in thousands, except per share amounts)


For the Years Ended December 31:           1996       1995       1994       1993      1992
------------------------------------------------------------------------------------------

Sales                                   $24,843    $17,891    $12,562    $10,805    $8,185
Income from continuing operations         3,734      2,393      1,618      1,218       754
Loss from discontinued operations                      (19)    (1,133)      (455)     (293)
Income per common share from continuing
   operations                              $.76       $.73       $.50       $.38      $.24
Weighted average number of common shares
     outstanding                          4,907      3,284      3,262      3,217     3,196

At December 31:                            1996       1995       1994       1993      1992
------------------------------------------------------------------------------------------
Working capital                         $20,965     $6,215     $4,369     $4,689    $2,825
Total assets                             26,089     10,523      9,312      9,246     6,142
Long-term debt, less current portion    $    30     $   57     $  622     $1,504    $  175


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


The following discussion and analysis of the Company's financial condition and results of operations during the periods included in the accompanying financial statements focuses on the Company's continuing operations and does not include any discussion or analysis with respect to the Company's discontinued operations.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein as well as the section appearing in Item 1 of this Form 10 - K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10 - K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's actual results could differ materially from those discussed in the forward looking statements.

Overview

The Company achieved record sales and operating income in 1996. For the second consecutive year, revenues increased by approximately 40% and income from continuing operations increased by approximately 50%. At the end of 1996, the Company had approximately $16 million in cash and marketable securities, no significant debt and generated income from operations excluding depreciation and amortization (EBITDA) of $5.9 million. Return on equity for 1996 was 24.7% and return on assets was 20.4%. On January 24, 1996, the Company completed the initial public offering of its Common Stock which resulted in net proceeds to the Company of approximately $11.4 million.

The Company's revenues are generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The Company's products operate on various operating systems including UNIX, Windows NTJ and most recently Linux. The Company has a proven record of adapting its products to a continually changing marketplace. During 1996, the Company began shipping several new products for the Wide and Local Area Networks and the mass storage markets, continued its efforts to develop new advanced networking switching products, expanded its sales and marketing efforts to broaden market penetration and increased the unit sales volumes of existing products.

During 1996, the Company entered into a number of strategic partnering relationships including: SysKonnect, Inc. and Sun Microelectronics, a division of Sun Microsystems, Inc. The relationship with SysKonnect combines their PCI FDDI technology with the Company's expertise in developing network software for Solaris x.86 and other UNIX environments. In October, the Company introduced its first PCI based, FDDI adapter for FDDI networks. This was the Company's first Local Area Network communications product introduced for the PCIbus market and complemented its two Wide Area Network communications adapter products for the PCIbus market already being shipped to customers.

While the desktop PCIbus market has already taken off, it now appears that the workstation server market is poised to expand rapidly as major workstation manufacturers prepare to announce PCI based workstations and servers. In November, Sun Microelectronics selected the Company as a supplier of WAN communications solutions for Sun's new SPARCengineJ Ultra AXJ mother board. These products support the industry standard PCI hardware architecture recently adopted by Sun Microsystems, Inc. Management believes that as a result of the growth in the PCI marketplace there will be significant market opportunities for the Company in the PCIbus server market utilizing both Sun Solaris and Windows NT platforms. The Company expects in 1997 to introduce several new communications and mass storage interface products into this expanding market.

The Company has increased sales primarily by developing new products and by increasing the unit sales volumes of existing products. International sales were $2.6 million in 1996, compared to $2.5 million for 1995. In April 1996, the Company opened a direct sales office in Munich, Germany to sell its WAN, LAN and mass storage interface systems products. During the third quarter of 1996, the Company's PCI and SBus communications, networking and mass storage interface products received the CE Mark and were approved for sale throughout the European Community. The CE Mark can be placed only on products that meet rigorous electromagnetic compatibility testing standards and is required for many electronic products sold in Europe.

Historically, approximately 65% to 75% of the Company's sales have been to OEMs. During 1996, several new and significant OEM relationships were established and/or expanded. Emphasis is being placed on developing a larger worldwide distribution network of VARs, distributors and systems integrators for the Company's SBus, PCI and network switching products. At the present time, the Company has approximately 35 distributors throughout the world for its products. Results of Operations

The following table sets forth for the years indicated certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report:


                                                            Year Ended December 31,
                                                          1996        1995         1994
                                                        ------       ------       -----

Sales                                                    100.0%       100.0%      100.0%
Cost of goods sold                                        43.7         44.4        49.1
                                                        ------       ------       -----
Gross profit                                              56.3         55.6        50.9
                                                        ------       ------       -----

Operating expenses:
   Selling and marketing                                  12.9         11.8         9.9
   Research and development                               11.9         10.9        10.9
   General and administrative                             11.0         14.6        10.4
                                                        ------       ------       -----
         Total operating expenses                         35.8         37.3        31.2
                                                        ------       ------       -----
Income from operations                                    20.5         18.3        19.7

Other income (expense), net                                3.0          1.1        (0.4)
                                                        ------       ------       -----
Income before taxes and minority interest                 23.5         19.4        19.3

Provision for income taxes                                 8.4          5.8         6.3
Minority interest                                         (0.1)        (0.2)       (0.1)
                                                        ------       ------       -----
   Income from continuing operations                      15.0%        13.4%       12.9%
                                                        ======       ======       =====



Year Ended December 31, 1996, Compared with the Year Ended December 31, 1995

Sales.  Sales  for 1996  increased  by  $6,952,000  (39%) to  $24,843,000,  from
$17,891,000 for 1995. The Company's  products are grouped into five  categories:
WAN Interface Adapter products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products. The increase in sales is primarily attributable to the growing demand for the Company's WAN and LAN Adapter products. The Company began shipping new PCI based WAN and LAN adapter products in 1996 and revenues nearly reached $1 million for these products. WAN and LAN adapter product sales each grew by 62% in 1996 and represented 42% and 21%, respectively of total sales for the year. Network Systems products grew 57% in 1996 and were 11% of total sales for 1996. Revenues from Mass Storage interface products increased to $3,869,000 in 1996 and grew by 20% for the year. Inter-system Connectivity product revenues decreased from 18% of sales in 1995, to 10% in 1996. The Company is not investing in this group of products and a further decline in these revenues is expected in 1997.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit for 1996 increased by $4,051,000 to $13,994,000, from $9,943,000 for 1995 due to increased sales volumes. Gross margin percentage improved to 56.3% of sales for 1996, from 55.6% in 1995. The improved margin is attributable to favorable product mix along with manufacturing efficiencies associated with higher sales volumes.

Total Operating Expenses. Total operating expenses increased to $8,907,000, or 35.8% of sales for 1996, from $6,670,000, or 37.3% of sales for 1995. The
Company made significant investments in sales, marketing, research and development during 1996 while reducing its general and administrative expenses as a percentage of sales.

Selling and marketing expenses increased by 52% to $3,210,000, or 12.9% of sales for 1996, from $2,106,000, or 11.8% of sales for 1995. The Company added sales people in North America and in Europe and commissions increased due to higher sales levels. The Company was also added staff to the marketing department in an effort to promote the Company's products more extensively. The Company spent an additional $600,000 in advertising and trade show expenses in 1996 to introduce several new products and to improve its presence in the marketplace. Management expects to hire additional sales and marketing people in 1997 and to increase its marketing expenditures for advertising, trade shows and promotion in an effort to expand its business in both the domestic and international markets.

Research and development expenses increased by 51% to $2,960,000, or 11.9% of sales for 1996, compared to $1,955,000, or 10.9% of sales for 1995. Research and development expenses consist primarily of employee salaries and benefits costs, cost of materials consumed in developing and designing new products and, to a lesser extent, contract development. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold. The increase in research and development expenses in 1996 was primarily attributable to hiring additional hardware and software engineers and compensation related expenses. The Company needs to continually invest in new product development to stay abreast of technological changes in its markets. The Company expects to commit greater resources, as a percentage of sales, to research and development in the future including hiring several engineers over the next twelve months to accelerate new product development.

General and administrative expenses increased by 5% to $2,737,000, or 11.0% of sales for 1996, compared to $2,609,000, or 14.6% of sales for 1995. The decrease as a percentage of sales, is primarily attributable to maintaining a tight control on administrative expenses while sales increased by nearly 40%.

Other income (expense), net. Other income consists primarily of interest income. During 1996, the Company earned interest income on the net proceeds of its initial public offering of Common Stock. The funds are primarily invested in money market funds, high quality short term commercial paper and US Treasury securities maturing in 8 to 12 months.

Income Taxes. The provision for income taxes for 1996 is based upon the combined federal and state effective tax rate of 35.6%, compared to 29.8% in 1995. The primary reasons for the increase in the combined tax rate are the higher utilization of carryforward research and development tax credits in 1995 and the foreign sales exemption.

Year Ended December 31, 1995, Compared with the Year Ended December 31, 1994

Sales.  Sales for 1995  increased by  $5,329,000  (42.4%) to  $17,891,000,  from
$12,562,000 for 1994. The demand for the Company's products in 1995 improved over 1994 for the following reasons: introduction of new WAN products, including both hardware and software releases; introduction of significant enhancements for the Company's LAN/FDDI products; and an increase in the volume of sales of mass storage interface products related to RAID applications. International sales amounted to $2,538,000 for the year ended December 31, 1995, compared to $1,554,000 in 1994.

Gross Profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses and amortization of software development costs. Gross profit for 1995 increased by $3,555,000 (56%) to $9,943,000, from $6,388,000 for 1994. Gross margin percentage improved to 55.6% of sales for 1995, from 50.9% for 1994. The improved margin is attributable to a number of factors, including a reorganization of the Company's manufacturing operations which enhanced overall efficiency and resulted in substantially reduced overtime, a change in the mix of products shipped to include higher margin products, such as WAN products, and greater discounts obtained from several major component suppliers related to higher purchasing volumes.

Total Operating Expenses. Total operating expenses increased to $6,670,000, or 37.3% of sales for 1995, from $3,916,000, or 31.2% of sales for 1994. Higher staffing levels and compensation expenses were the primary contributors to the increase in operating expenses.

Selling and marketing expenses increased to $2,106,000, or 11.8% of sales for 1995, from $1,242,000, or 9.9% of sales for 1994. This increase resulted from significantly greater commission expenses associated with higher sales levels, staff additions in the marketing function including the hiring of a Vice President-Marketing in March 1995, and an increase in the allowance for doubtful accounts to reflect the potential uncollectibility of a significant accounts receivable balance.

Research and development expenses were $1,955,000, or 10.9% of sales for 1995, compared to $1,366,000, or 10.9% of sales for 1994. Research and development expenses consist primarily of employee salaries and benefits costs, cost of materials consumed in developing and designing new products and, to a lesser extent, contract development and equipment rental. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold.

General and administrative expenses increased to $2,609,000, or 14.6% of sales for 1995, compared to $1,308,000, or 10.4% of sales for 1994. The increase is primarily attributable to compensation expense related to warrants, corporate bonuses and increases in head count, as well as legal, accounting and other expenses associated with the growth of the business.

Income Taxes. The provision for income taxes for 1995 is based upon the combined federal and state effective tax rate of 29.8%, compared to 32.7% in 1994. The primary reasons for the decrease in the combined tax rate are the utilization of research and development tax credits and the foreign sales exemption.

Liquidity and Capital Resources

At December 31, 1996, the Company's primary source of liquidity included cash and cash equivalents of $10,027,000, marketable securities with a maturity less than one year of $6,102,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of December 31, 1996. The Company had working capital of $20,965,000 at December 31, 1996, compared to $6,215,000 at December 31, 1995.

Cash generated by operating activities was $3,642,000, $3,297,000 and $1,091,000 in 1996, 1995 and 1994, respectively. The increase in cash generated from operating activities in 1996 is attributable to greater net income offset, in part, by a net increase in operating assets and liabilities, due to a higher volume of business.

Cash used in investing activities was $7,469,000, $619,000 and $889,000 in 1996, 1995 and 1994, respectively. During 1996, investing activities included the purchase of marketable securities of $6,102,000, net capital equipment purchases of $719,000 and the purchase of the remaining shares of the Company's UconX subsidiary for $268,000 which resulted in UconX becoming a wholly-owned subsidiary of the Company. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. Such capital equipment purchases have increased during the past three years reflecting the growth of the business and investment in maintaining and upgrading the manufacturing operation. In addition, the Company capitalizes certain software development costs. Amounts capitalized and included within investing activities were $380,000, $193,000 and $364,000 in 1996, 1995 and 1994, respectively.

Cash provided by financing activities of $11,388,000 for 1996 was principally the result of the Company's initial public offering of its Common Stock in January 1996. During 1995 and 1994 financing activities were primarily borrowings and repayment of borrowings on the Company's line of credit.

Assuming there is no significant change in the Company's business, management believes that its current cash and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital, for at least the next twelve months.





ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements:                                             Page

   Reports of Independent Accountants                                       17
   Consolidated  Balance  Sheets  at  December  31,  1996 and 1995          19
   Consolidated  Statements of Income for the Three
     Years Ended December 31, 1996                                          20
   Consolidated Statements of Changes in Stockholders'
     Equity for the Three Years Ended December 31, 1996                     21
   Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1996                                                     22
   Notes to Consolidated Financial Statements                               24

Index to Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

February 14, 1997

To the Board of Directors and Stockholders of Performance Technologies, Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/Price Waterhouse LLP
-----------------------

Independent Auditor's Report

Board of Directors and Stockholders
Performance Technologies, Incorporated and Subsidiaries
Rochester, New York

We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of Performance Technologies, Incorporated and Subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Performance Technologies, Incorporated and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/Rotenberg & Company, LLP
---------------------------

Rochester, New York
   March 3, 1995


                   PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                        December 31,
                                                                      1996         1995
                                                                     ------       ------

  Current assets:
   Cash and cash equivalents                                       $10,027,000  $ 2,466,000
   Marketable securities                                             6,102,000
   Accounts receivable, net (Notes B, G)                             3,234,000    2,210,000
   Inventories, net (Notes C, G)                                     4,032,000    3,412,000
   Prepaid income taxes                                                             334,000
   Prepaid expenses and other                                          284,000      294,000
   Deferred taxes (Note J)                                             419,000      238,000
                                                                   -----------  -----------
         Total current assets                                       24,098,000    8,954,000

Equipment and improvements, net (Notes D, G)                         1,267,000    1,078,000
Software development, net (Note K)                                     549,000      418,000
Other assets (Note E)                                                  175,000       73,000
                                                                   -----------  -----------
         Total assets                                              $26,089,000  $10,523,000
                                                                   ===========  ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt (Note G)                      $    26,000  $    73,000
   Accounts payable                                                    953,000    1,427,000
   Income taxes payable                                                 23,000
   Accrued expenses (Note F)                                         2,131,000    1,239,000
                                                                   -----------  -----------
         Total current liabilities                                   3,133,000    2,739,000

Long term debt, less current portion (Note G)                           30,000       57,000
Deferred taxes (Note J)                                                219,000      157,000
                                                                   -----------  -----------
         Total liabilities                                           3,382,000    2,953,000
                                                                   -----------  -----------

Commitments (Note H)

Minority interest                                                                    83,000

Stockholders' equity (Notes I, N)
   Preferred stock - $.01 par value: 1,000,000 shares
     authorized;  none issued at December  31, 1996 and 1995
   Common stock - $.01 par value; 15,000,000 shares authorized;
     4,899,418 and 3,263,598 shares issued at December 31,
     1996 and 1995, respectively                                        49,000       33,000
   Additional paid-in capital                                       12,885,000    1,414,000
   Retained earnings                                                 9,930,000    6,196,000
   Treasury stock-at cost, 98,117 and 98,080 shares held
     at December 31, 1996 and 1995                                    (157,000)    (156,000)
                                                                   -----------  -----------
         Total stockholders' equity                                 22,707,000    7,487,000
                                                                   -----------  -----------
         Total liabilities and stockholders' equity                $26,089,000  $10,523,000
                                                                   ===========  ===========



The accompanying notes are an integral part of these financial statements.


                   PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME



                                                                Year Ended December 31,
                                                         1996          1995         1994
                                                         ----          ----         ----

Sales                                                $ 24,843,000  $ 17,891,000  $ 12,562,000
Cost of goods sold                                     10,849,000     7,948,000     6,174,000
                                                     ------------  ------------  ------------
Gross profit                                           13,994,000     9,943,000     6,388,000
                                                     ------------  ------------  ------------

Operating expenses:
   Selling and marketing                                3,210,000     2,106,000     1,242,000
   Research and development                             2,960,000     1,955,000     1,366,000
   General and administrative                           2,737,000     2,609,000     1,308,000
                                                     ------------  ------------  ------------
         Total operating expenses                       8,907,000     6,670,000     3,916,000
                                                     ------------  ------------  ------------
Income from operations                                  5,087,000     3,273,000     2,472,000

Other income (expense), net                               750,000       203,000      (48,000)
                                                     ------------  ------------  ------------
Income before taxes and minority interest               5,837,000     3,476,000     2,424,000

Provision for income taxes (Note J)                     2,079,000     1,037,000       794,000
                                                     ------------  ------------  ------------
Income before minority interest                         3,758,000     2,439,000     1,630,000

Minority interest                                         (24,000)      (46,000)      (12,000)
Income from continuing operations                       3,734,000     2,393,000     1,618,000

Loss from discontinued operations, net of
   tax benefits (Notes J, N)                                            (19,000)   (1,133,000)
                                                     ------------  ------------  ------------
Net income                                           $  3,734,000  $  2,374,000   $   485,000
                                                     ============  ============  ============



Earnings per share:
   Income from continuing operations                 $       .76   $       .73   $       .50
                                                     ============  ============  ============

   Loss from discontinued operations                                     ( .01)        ( .35)
                                                     ============  ============  ============

   Net income                                        $       .76   $       .72   $       .15
                                                     ============  ============  ============

Weighted average common and common equivalent
   shares (Note A)                                      4,907,288     3,283,531     3,261,928
                                                     ============  ============  ============







The accompanying notes are an integral part of these financial statements.



                   PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                       Additional
                                   Common Stock        Paid-In       Treasury        Retained
                                Shares     Amount      Capital         Stock         Earnings        Total

Balance - January 1, 1994       3,102,002  $31,000     $1,024,000    $(138,000)      $3,907,000     $4,824,000
1994 Net income                                                                         485,000        485,000
Exercise of options/warrants       54,686    1,000         99,000                                      100,000
                                ---------  -------     ----------    ---------       ----------     ----------

Balance - December 31, 1994     3,156,688   32,000      1,123,000     (138,000)       4,392,000      5,409,000

1995 Net income                                                                       2,374,000      2,374,000
Exercise of options/warrants      106,910    1,000        165,000                                      166,000
Issuance of warrants                                       62,000                                       62,000
Tax benefit - warrant and
   option plans                                            64,000                                       64,000
Purchase of treasury stock -
   6,084 shares                                                        (18,000)                        (18,000)
Distribution to stockholders -
   spin off (Note N)                                                                   (570,000)      (570,000)
                                ---------  -------     ----------    ---------       ----------     ----------
Balance - December 31, 1995     3,263,598   33,000      1,414,000     (156,000)       6,196,000      7,487,000

1996 Net income                                                                       3,734,000      3,734,000
Exercise of options/warrrants      35,820                  74,000                                       74,000
Tax benefit - warrant and
   option plans                                            25,000                                       25,000
Purchase of treasury stock -
   37 shares                                                            (1,000)                         (1,000)
Initial Public Offering
   stock proceeds (Note I)      1,600,000   16,000     11,372,000                                   11,388,000
                                ---------  -------     ----------    ---------       ----------     ----------

Balance - December 31, 1996     4,899,418  $49,000    $12,885,000    $(157,000)      $9,930,000    $22,707,000
                                =========  =======    ===========    =========       ==========    ===========




The accompanying notes are an integral part of these financial statements.



                   PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    December 31,
                                                          1996         1995         1994
                                                        ---------    ---------    --------
Cash flows from operating activities
   Net income                                         $ 3,734,000  $ 2,374,000  $  485,000
   Non-cash adjustments:
      Depreciation and amortization                       831,000      675,000     388,000
      Reserve for inventory obsolescence                  609,000      293,000     180,000
      Deferred income taxes                              (119,000)     (73,000)     34,000
      Other                                              (113,000)     236,000      48,000
   Changes in operating assets and liabilities:
      Accounts receivable                                (895,000)    (803,000)    536,000
      Inventories                                      (1,229,000)    (783,000)   (798,000)
      Prepaid expenses and other                           25,000     (239,000)    (14,000)
      Accounts payable                                   (474,000)     385,000    (199,000)
      Accrued expenses                                    892,000      834,000    (142,000)
      Income taxes payable                                381,000      (97,000)    733,000
      Discontinued operations - non-cash charges and
         working capital charges                                       495,000    (160,000)
                                                     ------------  -----------  ----------

         Net cash provided by operating activities      3,642,000    3,297,000   1,091,000
                                                     ------------  -----------  ----------

Cash flows from investing activities
   Cash purchases of equipment and improvements, net     (719,000)    (297,000)   (158,000)
   Capitalized software development                      (380,000)    (193,000)   (364,000)
   Purchase of remaining shares in subsidiary            (268,000)
   Purchase of marketable securities                   (6,102,000)
   Investing activities of discontinued operations                    (129,000)   (367,000)
                                                     ------------  -----------  ----------

         Net cash used by investing activities         (7,469,000)    (619,000)   (889,000)
                                                     ------------  -----------  ----------

Cash flows from financing activities
   Payments on capital lease obligations                  (62,000)     (63,000)    (61,000)
   Borrowings from line of credit                                      535,000   2,169,000
   Repayment of line of credit and notes payable          (12,000)  (1,446,000) (2,545,000)
   Exercise of stock options and warrants                  74,000      142,000      72,000
   Net proceeds from issuance of common stock          11,388,000
   Financing activities of discontinued operations                                 435,000

                                                     ------------  -----------  ----------
Net cash provided (used) by financing activities       11,388,000     (832,000)     70,000
                                                     ------------  -----------  ----------
         Net increase in cash                           7,561,000    1,846,000     272,000

Cash and cash equivalents at beginning of year          2,466,000      620,000     348,000
                                                     ------------  -----------  ----------

Cash and cash equivalents at end of year             $ 10,027,000  $ 2,466,000  $  620,000
                                                     ============  ===========  ==========






The accompanying notes are an integral part of these financial statements.




                   PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                   Year ended December 31,
                                                        1996         1995         1994
                                                      ---------    ---------    --------

Interest paid                                         $    13,000  $    24,000  $  70,000
Income taxes paid                                     $ 1,853,000  $ 1,371,000  $  53,000



SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS


Spin off to stockholders
   Accounts receivable                                             $    13,000
   Inventory                                                           642,000
   Prepaid expenses                                                     29,000
   Deferred tax assets                                                  47,000
   Equipment and improvements, net of accumulated depreciation         331,000
   Software capitalization, net of amortization                        472,000
   Accounts payable                                                   (139,000)
   Accrued expenses                                                   (117,000)
   Income taxes payable                                                 (5,000)
   Capital lease obligations, short term                                (1,000)
   Deferred tax liabilities                                           (202,000)
   Loan payable                                                       (500,000)
                                                                  ------------
      Net distribution                                            $    570,000
                                                                  ============



The accompanying notes are an integral part of these financial statements.

                   PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices at 315 Science Parkway, Rochester, New York. The Company and its subsidiaries design, develop, manufacture and market high performance communications, networking and data storage interface systems products. The Company's products are designed to enhance the performance of customers' computer network systems and include local and wide area network interface adapters, communication servers and mass storage interface products. The Company also provides sophisticated software communications solutions. Applications for the Company's products are targeted toward high performance, mission critical networking solutions and include: network interfaces for cellular telephone communications, FDDI adapter products used aboard navy vessels, communications servers used in air traffic control centers and data storage products found in bank automated teller machines.

Segment Data, Geographic Information and Significant Customers: The Company operates in one industry segment. Export sales to customers outside the United States represent 10.8%, 14.2%, and 12.4% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively. For 1996, 1995 and 1994, four customers accounted for approximately 30%, 21% and 30%, respectively, of the Company's sales, with no single customer representing greater than 12%, 6% and 15%, respectively, of the Company's sales.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PTI Virgin Islands Company, Ltd., and UconX Corporation (Note E). Manutech Corporation of Rochester, Videk Corporation, the Performance Telecom business unit and the InformationView business unit have been shown in the Statements of Income and Statements of Cash Flows for the years ended December 31, 1995 and 1994 as discontinued operations (Note N). All significant inter-company transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments which potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments and accounts receivable. Investments consist of high quality short-term interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and the Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out method.

Fair Value of Financial Instruments: The carrying amount of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and loans approximates their fair value at December 31, 1996, as the maturity of these instruments are all short term. Due to differences in the interest rates on certain of the long term debt and capital lease obligations compared to prevailing rates, the fair value of these instruments does vary from their carrying amounts, however, such differences are immaterial.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Note A - Nature of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition: Revenue from hardware sales is recognized upon product shipment. Revenue from consulting and other professional service contracts is recognized when earned on the basis of hours incurred at contract rates for time and material agreements. Revenue relating to licenses of the Company's software products is recognized when a binding agreement is entered into to purchase and after delivery of the product to the customer. Revenue associated with customer maintenance agreements on software licenses is recognized on a monthly basis as earned. Costs associated with providing maintenance service are recorded as incurred.

Marketable Securities: The Company has classified all of its marketable debt securities as held to maturity and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the Company's financial statements. Marketable securities classified as held to maturity are high credit quality securities in accordance with the Company's investment policy. At December 31, 1996, cost approximates fair market value.

Equipment and Improvements: Equipment and improvements are recorded at cost. Depreciation is provided for using the straight-line method over the following useful lives:

     Machinery and equipment           3-10 years
     Office furniture and equipment    3-5 years
     Leasehold improvements            The lesser of 10 years or the lease term

Upon retirement or disposal of an asset, the asset and the related accumulated depreciation are eliminated from the accounts with gains or losses recorded in the Statements of Income.

Intangible Assets: Intangible assets consist of the excess purchase price over fair value of net assets acquired and are being amortized on a straight-line basis over five years. These assets are included in other assets in the consolidated financial statements. The Company re-evaluates goodwill whenever significant events or changes occur which might impair recovery of recorded costs (Note E).

Research and Development: Research and development costs are expensed as incurred.

Software Development Costs: Software development costs incurred subsequent to the establishment of technological feasibility and prior to general release of the product are capitalized and amortized on a product-by-product basis over their estimated remaining economic life, generally three years, or using the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization.

Income Taxes: The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax credit carry-forwards. Deferred income tax expense (benefit) represents the change in net deferred tax asset and liability balances.

Earnings Per Share: Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and stock warrants as computed using the treasury stock method. Common equivalent shares from stock options and warrants are excluded from the computation if their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued between November 21, 1994 and the closing of the Company's initial public offering on January 24, 1996, have been included in the computation using the treasury stock method as if they were outstanding for the years ending December 31, 1995 and 1994.

Note B - Accounts Receivable

Accounts receivable consisted of the following at December 31, 1996 and 1995:

                                                                           December 31,
                                                                        1996           1995
                                                                       ------         ------

Accounts receivable                                               $  3 ,405,000  $   2,507,000
Less:  allowance for doubtful accounts                                 (171,000)      (297,000)
                                                                  -------------  -------------
      Net                                                         $   3,234,000  $   2,210,000
                                                                  =============  =============


Note C - Inventories

Inventories consisted of the following at December 31, 1996 and 1995:

                                                                            December 31,
                                                                        1996           1995
                                                                       ------         ------

Purchased parts and components                                    $   1,601,000  $   1,467,000
Work in process                                                       2,641,000      1,691,000
Finished goods                                                          292,000        383,000
                                                                  -------------  -------------
                                                                      4,534,000      3,541,000
Less:  reserve for inventory obsolescence                              (502,000)      (129,000)
                                                                  -------------- -------------
      Net                                                         $   4,032,000  $   3,412,000
                                                                  =============  =============

Note D - Equipment and Improvements

Equipment and improvements consisted of the following at December 31, 1996 and 1995:

                                                                           December 31,
                                                                        1996           1995
                                                                       ------         ------
Engineering equipment and software                                $   1,247,000  $1,336,000
Manufacturing equipment                                               1,295,000     651,000
Furniture and equipment                                                 702,000     560,000
Leasehold improvements                                                  123,000      94,000
                                                                  -------------  ----------
                                                                      3,367,000   2,641,000
Less:  accumulated depreciation and amortization                     (2,100,000) (1,563,000)
                                                                  -------------  -----------
       Net                                                        $   1,267,000  $ 1,078,000
                                                                  =============  ===========

Total depreciation and amortization expense for equipment and improvements from continuing operations for 1996, 1995 and 1994 was $538,000, $318,000 and $210,000, respectively.

Fixed assets include $271,000 and $298,000 of equipment and software held under capital lease agreements at December 31, 1996 and 1995, respectively. Related accumulated amortization at December 31, 1996 and 1995 was $238,000 and $209,000, respectively. Related amortization expense from continuing operations was $29,000, $60,000 and $21,000 for 1996, 1995 and 1994, respectively.

Note E -  Other Assets

During 1996, the Company paid $268,000 to acquire the remaining shares of UconX Corporation resulting in UconX becoming a wholly-owned subsidiary. In connection with this transaction, additional goodwill of $188,000 was recorded. Amortization expense from continuing operations for goodwill was $45,000, $34,000 and $34,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note F - Accrued Expenses

Accrued expenses consisted of the following at December 31, 1996 and 1995:

                                                                           December 31,
                                                                        1996           1995
                                                                       ------         ------
Accrued compensation                                              $   1,431,000  $   918,000
Accrued payroll and other taxes                                         266,000      103,000
Other accrued expenses                                                  434,000      218,000
                                                                  -------------  -----------
      Total                                                       $   2,131,000  $ 1,239,000
                                                                  =============  ===========

Note G - Long Term Debt and Credit Agreement

During 1996, the Company signed a new two year revolving credit loan agreement with a bank increasing the available borrowing capacity to $3 million. The Company's subsidiary, UconX Corporation, is the guarantor of the agreement. Borrowings bear interest ranging between 150 basis points above the Libor rate to the bank's prime rate and are collateralized by trade accounts receivable, inventory, equipment, contract rights and intangibles. The new agreement requires the Company to meet certain financial and non-financial covenants. The Company was in compliance with such covenants at December 31, 1996. There were no balances outstanding under this agreement at December 31, 1996 and 1995.

In June 1993, the Company borrowed $80,000 from the City of Rochester to purchase equipment. The seven year loan bears interest at 2%. The loan is fully collateralized by an irrevocable letter of credit. This agreement contains a covenant requiring the Company to maintain substantially all of its operations located within the boundaries of the municipality.

The Company has guaranteed $500,000 for Performance Telecom Corporation, a former subsidiary spun-off in 1995 (Note N). At December 31, 1996, PTC had a $450,000 loan balance outstanding and during January 1997 an additional $250,000 was paid reducing the balance under this guarantee to $200,000.

A summary of the long term debt outstanding at December 31, 1996 and 1995 is as follows:

                                                                           December 31,
                                                                        1996           1995
                                                                       ------         ------

Loans payable                                                     $    41,000    $     53,000
Capital lease obligations                                              15,000          77,000
                                                                  -----------    ------------
                                                                       56,000         130,000
Less:  current portion                                                (26,000)        (73,000)
                                                                  -----------    ------------
Long term portion                                                 $    30,000    $     57,000
                                                                  ===========    ============


As of December 31, 1996, the aggregate maturities of loans payable and obligations under capital leases are as follows:

                                                                      Year ended
                                                                   December 31,      Amount
                                                                   -------------     ------
                                                                       1997         $26,000
                                                                       1998          12,000
                                                                       1999          12,000
                                                                       2000           6,000
                                                                                    -------
                                                                                    $56,000
                                                                                    =======

Note H - Commitments

The Company leases facilities and equipment under operating leases. Under the terms of the facility lease which expires in the year 2001, the Company agrees to pay an annual rental of $270,000 with an adjustment each year based upon the Consumer Price Index. The Company is also required to pay their pro rata share of the real property taxes and assessments, expenses and other charges associated with this facility. The Company has the option to renew the lease for two successive periods of five years each at an annual rental in accordance with the provisions of the lease agreement. The Company has co-guaranteed approximately $1,250,000 of the mortgage obtained to finance the building. In recognition of this guarantee, the Company has the right of first refusal to purchase the facility at a discounted price, should the owners elect to sell.

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 1996 are as follows:

                                                                      Operating
                                                                      Leases
                                                                    ------------
         1997                                                        $  404,000
         1998                                                           396,000
         1999                                                           383,000
         2000                                                           311,000
         2001                                                           129,000
                                                                     -----------
         Total minimum lease payments                                $1,623,000
                                                                     ===========


Rental expense from continuing operations amounted to $500,000, $563,000 and $311,000 for 1996, 1995 and 1994, respectively. Rental income from continuing operations amounted to $9,000, $134,000 and $0 for 1996, 1995 and 1994, respectively.

Note I - Stockholders'  Equity

In connection with the initial public offering of the Company's common stock, the Company's Board of Directors authorized on November 14, 1995 to increase the authorized number of shares of common stock to be issued from 6,000,000 to 15,000,000 shares and for the issuance of 1,000,000 shares of preferred stock, $0.01 par value. On November 22, 1995, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register up to 2,000,000 shares of its common stock for sale to the public. Of these shares, 400,000 were sold by selling shareholders. On January 24, 1996, the Registration of these securities became effective and the Company completed a public offering of 1.6 million shares of its common stock at $8 per share. Aggregate net proceeds from the sale of shares approximated $11.4 million.

In 1986, the Company established an Incentive Stock Option Plan pursuant to which 700,000 shares of common stock have been reserved for grant by the Board of Directors. Options may be granted to any officer, director or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plan generally expire five years from the date of grant and generally vest 20% after one year, 50% after two years and 100% after three years.

The following table summarizes stock option activity under this plan:


                                                  Number of Shares             Price Ranges

Outstanding at January 1, 1994                          226,150
Granted                                                  38,964                $2.28-$3.01
Exercised                                               (50,666)               $1.75-$2.50
Expired                                                 (32,314)               $1.75-$2.50
                                                       --------

Outstanding at December 31, 1994                        182,134
Granted                                                  16,000                $2.74-$3.01
Exercised                                               (58,410)               $1.83-$3.00
Expired                                                  (6,400)               $2.28-$2.50
                                                       --------

Outstanding at December 31, 1995                        133,324                $1.83-$3.01
Granted                                                 232,000                $10.00-$14.75
Exercised                                               (32,340)               $1.83-$2.74
Expired                                                    (855)               $2.28-$2.74
                                                       --------

Outstanding at December 31, 1996                        332,129                $1.83-$14.75
                                                        =======


At December 31, 1996, 102,061 options were vested and 164,575 options were available for future grant under the stock option plan.

On March 31, 1995, 55,888 options issued to employees who terminated employment with the Company and became employees of PTC were amended to become non-qualified options on that date. There was no change in the exercise price, vesting provisions or expiration date for these options.

At December 31, 1994, 39,500 common stock warrants were outstanding and during 1994, no warrants were issued, 6,000 warrants were exercised and 3,000 warrants expired. During 1995, all previously issued warrants were exercised.

During 1995, 50,000 warrants were issued to two of the Company's officers, 2,000 warrants were issued to an outside director and 500 warrants were issued to a consultant. The warrants are exercisable for five years from the date of grant and have an exercise price of $2.74 per share. The warrants were valued at $62,000 and the related charge to continuing operations was recorded to operations in 1995. During 1996, 2,000 of such warrants were exercised.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. The effect of this pronouncement on 1995, prior to the public offering of the Company's common stock, is not significant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts of $3,198,000 and $.65, respectively.

The assumption regarding the stock options issued to executives in 1996 was that 33% of such options vested in 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 6.2%; and expected lives of five years.

Note J - Income Taxes

The provisions for income taxes from continuing operations for 1996, 1995 and 1994 were as follows:


                                                                  Year ended December 31,
Current income taxes                                          1996        1995        1994
                                                          ---------     --------    ---------

   Federal                                             $ 1,852,000    $  916,000    $ 490,000
   State                                                   346,000       194,000      270,000
                                                       -----------    ---------     ---------
                                                         2,198,000     1,110,000      760,000
Deferred provision (benefit)                              (119,000)      (73,000)      34,000
                                                       -----------    ---------     ---------
   Total provision                                     $ 2,079,000    $1,037,000    $ 794,000
                                                       ===========    ==========    =========


The provisions (benefits) for income taxes from continuing operations differ from those computed using the federal tax rate of 34% due to the following:


                                                                  Year ended December 31,
                                                              1996        1995        1994
                                                             ------     --------    ---------


Federal income tax at statutory rate                         34.0%        34.0%        34.0%
Utilization of research and development tax credits          (2.7)        (4.8)        (0.7)
State tax provision, net of federal benefit                   3.9          3.6          7.6
Other                                                         0.4         (3.0)        (8.1)
                                                             ----         ----         ----
   Total provision for income taxes                          35.6%        29.8%        32.8%
                                                             ====         ====         ====


The Company's net deferred income tax balance as of December 31, 1996 and 1995 consists of the following:

                                                                          December 31,
Deferred tax liabilities                                                   1996     1995
------------------------                                                  ------   ------

Capitalized software development cost, net                          $  219,000    $  167,000
Other                                                                                (10,000)
                                                                    ----------    ----------
   Total deferred tax liabilities                                   $  219,000    $  157,000
                                                                    ----------    ----------

Deferred tax assets
Accrued vacation, payroll and other accrued expenses                  (121,000)      (67,000)
Inventory obsolescence reserve and other inventory related items      (171,000)      (52,000)
Bad debt reserve                                                       (68,000)     (119,000)
Research tax credits                                                   (35,000)
Other                                                                  (24,000)
                                                                    ----------
   Total deferred tax assets                                          (419,000)     (238,000)
                                                                    ----------    ----------
      Net deferred tax asset                                        $ (200,000)   $  (81,000)
                                                                    ==========    ==========


The carryforward research credits begin to expire in 2006.

Note K - Research and Software Development Costs

The Corporation incurred research and software development costs relating to the development of new products for continuing operations during 1996, 1995 and 1994 as follows:

                                                                    Year Ended December 31,
                                                              1996           1995          1994
                                                            -------         ------       -------
Gross expenditures for engineering
   and software development                                 $3,460,000    $2,177,000    $1,757,000
Less:  amounts capitalized                                    (500,000)     (222,000)     (391,000)
                                                            ----------    ----------    ----------
   Net charged to operating expenses                        $2,960,000    $1,955,000    $1,366,000
                                                            ==========    ==========    ==========


Amortization of software development costs for continuing operations included in cost of goods sold was $369,000, $323,000 and $144,000 for 1996, 1995 and 1994,
respectively.

Software Development costs consisted of the following at December 31, 1996 and 1995:


                                                                           December 31,
                                                                       1996           1995
                                                                      ------         ------

Capitalized software development costs                            $ 1,398,000     $ 898,000
Less:  accumulated amortization                                      (849,000)     (480,000)
                                                                  -----------     ---------
   Net                                                            $   549,000     $ 418,000
                                                                  ============    ==========


Note L - Employee Benefit Plans

The Company's Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. Generally, all eligible full time employees may contribute up to 20% of their compensation subject to the IRS limitation of $9,500 per year toward their retirement on a tax deferred basis. The Company has made matching contributions up to three-quarters of the amounts contributed by participating employees, but no more than 3% of the participant's compensation. The Plan's assets are administered by the Principal Financial Group. Contributions for continuing operations amounted to $126,000, $67,000 and $11,000 for 1996, 1995 and 1994, respectively.

Note M - Transactions with Related Parties

The Company leases its primary facility from an entity controlled by two directors of the Company, one of whom is an officer. During 1996, 1995, and 1994, the Company paid rent of $307,000, $297,000 and $290,000, respectively, for the use of this location. (Note H)

Note N - Discontinued Operations

In March 1995, the Company sold the assets of the Manutech business unit for a net purchase price of $168,000. Effective March 31, 1995, the Company completed a spin-off transaction (the "Spin-Off") whereby the Company's Performance Telecom business unit, the InformationView business unit, and its wholly owned subsidiary, Videk Corporation, were combined into a new entity, Performance Telecom Corporation, the stock of which was distributed to the Company's stockholders. To accomplish the Spin-Off, the Company's Board of Directors declared a distribution to each of the Company's stockholders of one share of Performance Telecom stock for each share of the Company's Common Stock owned by its stockholders. The Spin-Off was structured to qualify as a tax-free transaction under the Internal Revenue Code. This transaction represents a distribution to stockholders and, therefore, there is no gain or loss reflected in the Company's Statement of Income.

The disposal of Manutech and the operations distributed in the Spin-Off are reflected as discontinued operations in the Company's consolidated financial statements.

A summary of discontinued operations for 1995 and 1994 is as follows:

                                                                    Year ended December 31,
                                                                       1995           1994
                                                                      ------         ------

Sales                                                             $ 1,634,000   $ 6,055,000
                                                                  ===========   ===========

Loss before income taxes                                          $  (189,000)  $(1,725,000)
Income tax benefit                                                    170,000       630,000
                                                                  -----------   -----------
Loss from discontinued operations                                     (19,000)   (1,095,000)
Loss on sale of Manutech including operating losses during the
   phase out period, net of tax benefit of $12,000                                  (38,000)
                                                                  -----------   -----------
                                                                  $   (19,000)  $(1,133,000)
                                                                  ===========   ===========

Note O - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996 and 1995.


                                                                 December 31, 1996
                                                 Mar. 31    Jun.30        Sept.30    Dec.31
                                                --------   -------       --------   -------

Sales                                           $5,537      $6,463       $6,412      $6,431
Gross profit                                     3,174       3,721        3,506       3,593
Income from operations                           1,313       1,298        1,254       1,222
Income before taxes and minority interest        1,444       1,473        1,456       1,463
Net income                                      $  897      $  910       $  912      $1,015

Earnings per share                              $ 0.20      $ 0.18       $ 0.18      $ 0.21
                                                ======      ======       ======      ======

                                                                 December 31, 1995
                                                Mar. 31    Jun.30        Sept.30    Dec.31
                                                --------   -------       --------   -------
Sales                                           $3,931      $4,144       $4,997      $4,819
Gross profit                                     2,228       2,219        2,644       2,852
Income from operations                             712         719        1,005         837
Income before taxes and minority interest          764         753          976         983
Net income                                      $  440      $  517       $  677      $  740

Earnings per share                              $ 0.13      $ 0.16       $ 0.20      $ 0.23
                                                ======      ======       ======      ======




ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement to be filed, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on June 10, 1997, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant

The section entitled "Election of Directors" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 10, 1997, sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 10, 1997, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 10, 1997, set forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 10, 1997, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

PART IV

ITEM 14 - Exhibits, Financial Statement Schedules, Reports on Form 8-K

(1)     Financial Statements
        The financial statements filed as part of this report are included in the response to Item 8 of Part III of this 10K report.

(2)     Financial Statement Schedules
        There were no financial statement schedules required to be filed because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)     Exhibits
Exhibit     Ref.
Number      Number      Description
-------     ------      -----------
1.1         (1)         Form of Underwriting Agreement
2.1         (1)         Agreement and Plan of Reorganization and Corporate
                             Separation between the Registrant and Performance Telecom Corporation dated March 15, 1995
3.1         (1)         Restated Certificate of Incorporation
3.2         (1)         Amended By-Laws
4.1         (1)         Form of Common Stock Certificate
4.2         (1)         Amended and Restated Stock Option Plan
5.1         (1)         Opinion of Harter, Secrest & Emery
10          (1)         Material Contracts
10.1        (2)         Revolving  Credit  Agreement  dated as of October 31,
                             1996 between the Registrant and The Chase Manhattan
                                   Bank, N.A.
10.2        (2)         Revolving  Credit Note in the amount of  $3,000,000
                             dated October 31, 1996 given by the Registrant to The Chase Manhattan Bank, N.A.
10.3        (1)         Security  Agreements  granted by the Registrant to
                             The Chase Manhattan Bank,  N.A. dated as of
                             April 13, 1985,  April 13, 1993 and as of June  17,
                             1993,  and  with  respect  to   Performance
                             Computer Corporation  only,  the Security
                             Agreement  dated as of June 17, 1993 granted to
                             The Chase  Manhattan  Bank,  N.A. by  Performance
                             Computer   Corporation  and  certain  other
                             Affiliates  of  the Registrant  (which other
                             Affiliates  have been released) and all
                             amendments and modifications thereto
10.4        (1)         Letter of Intent from the City of  Rochester to the
                             Registrant  dated May 4, 1993
10.5        (1)         Irrevocable  Standby Letter of Credit from The Chase
                             Manhattan  Bank, N.A. dated June 4, 1993
10.6        (1)         Promissory  Note in the amount of $80,000  dated June 8,
                             1993 given by the Registrant to the City of
                             Rochester
10.7        (1)         Letter  of  Credit  and   Reimbursement   Agreement
                             between C & J Enterprises and Chase Lincoln First Bank, N.A. dated September 1, 1990
10.8        (1)         Corporation   Guaranty  Agreement  granted  by  the
                             Registrant,   PTI Acquisition  Corporation to Chase
                             Lincoln First Bank, N.A. dated as of September 1, 1990
10.9        (1)         Guaranty  Agreement  dated August 31, 1995 between the
                             Registrant and the City of Rochester
10.10       (1)         Sublease  Agreement between the Registrant and C & J
                             Enterprises dated as of September 1, 1990
10.11       (1)         Master  Equipment  Lease  between  the  Registrant  and
                             Fleet Credit Corporation dated as of March 30, 1992
10.12       (1)         Master  Equipment  Lease between the  Registrant  and
                             M & M Associates dated February 1, 1993
10.13       (1)         Master  Equipment  Lease between the  Registrant  and
                             M & M Associates dated November 1, 1993

Exhibit     Ref.
Number      Number      Description
-------     ------      -----------
10.14       (1)         Agreement between the Registrant and Loral Test &
                             Information  Systems dated November 2, 1995
10.15       (1)         License Agreement between the Registrant and Willemijn
                             Houdstermaatschappij BV dated as of January 1, 1994
10.16       (1)         License  Agreement  between the Registrant and Spider
                             Systems  Limited dated March 18, 1992
10.17       (1)         Technology Transfer Agreement between the Registrant and
                             Newbridge Networks Corporation dated July 5, 1995
10.18       (1)         Real Property Lease for UconX Corporation, as Lessee
10.19       (1)         Line of Credit and  Security  Agreement  between  the
                             Registrant and UconX Corporation dated as of
                             September 1, 1992
10.20       (1)         Amendment to Line of Credit Agreement and Security
                             Agreement  between the Registrant and UconX
                             Corporation dated as of July 1, 1993
10.21       (1)         Second Amendment to Line of Credit and Security
                             Agreement between the Registrant and UconX
                             Corporation dated as of September 2, 1994
10.22       (1)         Employee Confidentiality, Non-Disclosure,
                             Non-Competition and Assignment Agreement between the Registrant, UconX Corporation and Thomas R. Stockey dated August 14, 1992
10.23       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition and Assignment Agreement between the Registrant,UconX Corporation and Robert S. Lindstrom dated August 14, 1992
10.24       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition and Assignment Agreement between the Registrant, UconX Corporation and Jean M. Lindstrom dated August 14, 1992
10.25       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition and Assignment Agreement between UconX Corporation and Kevin Quick dated August 16,
                                      1992
10.26       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition   and Assignment Agreement between
                             UconX Corporation and Tim Barba dated August 14,
                             1992
10.27       (1)         Shareholders'  Agreement among the  Registrant,
                             Shareholders of UconX Corporation and UconX
                             Corporation dated as of September 1, 1992
10.28       (1)         Adoption Agreement between the Registrant and Principal
                             Mutual Life Insurance Company dated September 20,
                                      1993
10.29       (1)         The Principal Financial Group Prototype Basic Savings
                             Plan dated May 7, 1990
10.30       (1)         Form of Stock Option Agreement
10.31       (1)         Form of Warrant Agreement
11          (1)         Statement re computation of per share earnings
16          (1)         Letter re change in certifying public accountant
21          (1)         Subsidiaries
24.1        (1)         Corporate Power of Attorney
24.2        (1)         Officer and Director Power of Attorney
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 filed on November 22, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the Quarterly Period Ended September 30, 1996 filed November 14, 1996.

(4)     Reports on Form 8-K
        None

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PERFORMANCE TECHNOLOGIES, INCORPORATED


                                                   By:/s/CHARLES E. MAGINNESS
                                                      Charles E. Maginness
                                                    Chief Executive Officer

                                                      /S/DORRANCE W. LAMB
                                                      Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                     Vice President of Finance

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                   Title                        Date


/s/CHARLES E. MAGINNESS      Chairman of the Board, Chief      March 28, 1997
----------------------       Executive Officer and Director
Charles E. Maginness


S/DONALD L. TURRELL          President and Director            March 28, 1997
----------------------
Donald L. Turrell


/s/DORRANCE W. LAMB          Chief Financial Officer, and      March 28, 1997
-----------------------      Vice President of Finance
Dorrance W. Lamb


/s/JOHN M. SLUSSER           Director                          March 28, 1997
----------------------
John M. Slusser


/s/BERNARD KOZEL             Director                          March 28, 1997
----------------------
Bernard Kozel


/s/JOHN E. MOONEY            Director                          March 28, 1997
----------------------
John E. Mooney


/S/PAUL L. SMITH             Director                          March 28, 1997
----------------------
Paul L. Smith