Form 10-Q
period 1997-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1997-05-13
CIK 1003950

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------


                                    FORM 10-Q

(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1997
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)



                           -------------------

                   Delaware                          16-1158413
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)
   315 Science Parkway, Rochester   New York           14620
   (Address of principal executive offices)         (Zip Code)

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


The number of shares outstanding of the registrant's common stock was 4,810,191 as of May 6, 1997.


--------------------------------------------------------------------------------
                             Cover Page of 12 Pages

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                            Page

Part I.                       Financial Information

Item 1.                       Consolidated Financial Statements

                  Consolidated Balance Sheets as of March 31, 1997
                  (unaudited) and December 31, 1996                            3

                  Consolidated Statements of Income For The Three Months
                  Ended March 31, 1997 and 1996 (unaudited)                    4

                  Consolidated Statements of Cash Flows For The Three Months
                  Ended March 31, 1997 and 1996  (unaudited)                   5

                  Notes to Consolidated Financial Statements For The Three
                  Months Ended March 31, 1997                                  6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    7


Part II.                      Other Information

Item 6.           Exhibits and Reports on Form 8-K                            10

                  Signatures                                                  12

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                     March 31,   December 31,
                                                                                        1997          1996
                                                                                    (unaudited)
                                                                                  -------------  -------------
Current assets:
   Cash and cash equivalents                                                      $   6,503,000  $  10,027,000
   Marketable securities                                                             10,100,000      6,102,000
   Accounts receivable, net                                                           4,119,000      3,234,000
   Inventories, net - - Note C                                                        4,724,000      4,032,000
   Prepaid expenses and other                                                           302,000        284,000
   Deferred taxes                                                                       419,000        419,000
                                                                                  -------------  -------------
         Total current assets                                                        26,167,000     24,098,000
Equipment and improvements, net                                                       1,021,000      1,267,000
Software development, net                                                               615,000        549,000
Other assets                                                                            162,000        175,000
                                                                                  -------------  -------------
         Total assets                                                             $  27,965,000  $  26,089,000
                                                                                  =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                                              $      12,000  $      26,000
   Accounts payable                                                                   1,638,000        953,000
   Income taxes payable                                                                 612,000         23,000
   Accrued expenses                                                                   1,624,000      2,131,000
                                                                                  -------------  -------------
         Total current liabilities                                                    3,886,000      3,133,000
Long term debt, less current portion                                                     27,000         30,000
Deferred taxes                                                                          219,000        219,000
                                                                                  -------------  -------------
         Total liabilities                                                            4,132,000      3,382,000
                                                                                  -------------  -------------
Stockholders' equity
   Preferred stock
   Common stock - - Note B                                                               49,000         49,000
   Additional paid-in capital                                                        12,899,000     12,885,000
   Retained earnings                                                                 11,042,000      9,930,000
   Treasury stock                                                                      (157,000)      (157,000)
                                                                                  -------------  -------------
         Total stockholders' equity                                                  23,833,000     22,707,000
                                                                                  -------------  -------------
         Total liabilities and stockholders' equity                               $  27,965,000  $  26,089,000
                                                                                  =============  =============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                        1997          1996
                                                                                  -------------  -------------

Sales                                                                             $   7,434,000  $   5,537,000
Cost of goods sold                                                                    3,332,000      2,363,000
                                                                                  -------------  -------------
Gross profit                                                                          4,102,000      3,174,000
                                                                                  -------------  -------------
Operating expenses:
   Selling and marketing                                                                909,000        680,000
   Research and development                                                             942,000        594,000
   General and administrative                                                           688,000        587,000
                                                                                  -------------  -------------
         Total operating expenses                                                     2,539,000      1,861,000
                                                                                  -------------  -------------
Income from operations                                                                1,563,000      1,313,000

Other income (expense), net                                                             230,000        131,000
                                                                                  -------------  -------------
Income before taxes and minority interest                                             1,793,000      1,444,000

Provision for income taxes                                                              681,000        528,000
                                                                                  -------------  -------------
Income before minority interest                                                       1,112,000        916,000
Minority interest                                                                                      (19,000)
                                                                                  -------------  -------------
    Net income                                                                    $   1,112,000 $      897,000
                                                                                  ============= ==============



Earnings per share  - - Note D                                                    $         .23 $          .20
                                                                                  ============= ==============

Weighted average common and common
Equivalent shares                                                                     4,917,000      4,500,000
                                                                                  ============= ==============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        1997          1996
                                                                                  -------------  -------------
Cash flows from operating activities
   Net income                                                                     $   1,112,000  $     897,000
   Non-cash adjustments:
      Depreciation and amortization                                                     554,000        137,000
      Reserve for inventory obsolescence                                                 50,000        150,000
      Other                                                                               5,000        (79,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                                              (890,000)      (468,000)
      Inventories                                                                      (742,000)    (1,601,000)
      Prepaid expenses and other                                                        (18,000)       102,000
      Accounts payable                                                                  685,000        647,000
      Accrued expenses                                                                 (507,000)       (14,000)
      Income taxes payable                                                              589,000        492,000
                                                                                  -------------  -------------

          Net cash provided by operating activities                                     838,000        263,000
                                                                                  -------------  -------------

Cash flows from investing activities
   Cash purchases of equipment and improvements                                        (168,000)      (466,000)
   Capitalized software development                                                    (193,000)      (114,000)
   Purchase of marketable securities                                                 (3,998,000)
   Purchase of additional shares in subsidiary                                                         (44,000)
                                                                                  -------------  -------------

         Net cash used by investing activities                                       (4,359,000)      (624,000)
                                                                                  -------------  -------------

Cash flows from financing activities
   Payments on capital lease obligations                                                (15,000)       (15,000)
   Repayment of notes payable                                                            (2,000)        (3,000)
   Proceeds from issuance of common stock                                                14,000     11,421,000
                                                                                  -------------   ------------

         Net cash provided (used) by financing activities                                (3,000)    11,403,000
                                                                                  -------------   ------------

         Net increase (decrease) in cash                                             (3,524,000)    11,042,000

Cash and cash equivalents at beginning of period                                     10,027,000      2,466,000
                                                                                  -------------  -------------

Cash and cash equivalents at end of period                                        $   6,503,000  $  13,508,000
                                                                                  =============  =============


             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                    For The Three Months Ended March 31, 1997
                                   (Unaudited)


Note - A The unaudited consolidated financial statements of Performance Technologies, Incorporated and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 1996, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note - B There were 4,807,981 and 4,801,301 shares issued and outstanding(net of treasury shares held) at March 31, 1997 and December 31, 1996, respectively, of the Company's $.01 par value Common Stock. During the three months ended March 31, 1997, 6,680 common shares were issued upon the exercise of stock options.

Note - C   Inventories   consisted   of  the  following  at  March 31, 1997  and
           December 31, 1996:


                                              March 31,             December 31,
                                                1997                   1996
                                            -----------             -----------
Purchased parts and components              $ 1,630,000             $ 1,601,000
Work in process                               3,093,000               2,641,000
Finished goods                                  447,000                 292,000
                                            -----------             -----------
                                              5,170,000               4,534,000
Less:  reserve for inventory obsolescence      (446,000)               (502,000)
                                            -----------             -----------
 Net                                        $ 4,724,000             $ 4,032,000
                                            ===========             ===========


Note - D The provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" are effective for financial statements issued for interim and annual periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing earnings per share and makes the United States accounting standard comparable to international standards. The Company does not believe that the adoption of SFAS 128 would have resulted in a significant difference in the calculation of earnings per share as currently reported, which indicates the dilutive effect of common equivalent shares attributable to outstanding options and warrants.

                                                         -
             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's operating performance is subject to various risks and uncertainties. This report on Form 10-Q should be read in conjunction with the consolidated financial statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1996 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's future operating results could differ materially from those discussed in the forward looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.

Overview

The Company achieved record sales and net income for the first quarter of 1997. Revenues for the first quarter increased by 34% and net income increased by 24%. At March 31, 1997, the Company had approximately $16.6 million in cash and marketable securities and no significant debt.

The Company's revenues are generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The Company's products operate on various operating systems including UNIX, Windows NT(TM), VxWorks and most recently LINUX. During the first half of 1997, the Company plans to focus on delivering a new ULTRA SCSI product for the PCI market and expanding the remote access software capabilities of the Company's Wide Area Network products including software support for Frame Relay, SS7, Primary Rate ISDN on Windows NT and Broad Band Protocols through a combination of internal development and third party strategic relationships. During the second half of 1997, the Company will focus on the development of products for the emerging Compact PCI market. It appears that this technology is being embraced by the defense and telecommunications industries as the new platform of choice to replace more mature standards such as the VMEbus. In addition, the Company expects to introduce its new family of network switching products during the fourth quarter of 1997.

As part of the Company's effort to broaden its position in the SBus and PCI product areas, the Company announced in March the purchase of Artecon Corporation's SBus and PCIbus controller product line. The integration of these PCI and SBus asynchronous controllers for high speed support of remote access and Internet connectivity, along with the Company's existing family of high performance products, results in the ability to provide the Sun and UNIX marketplaces with one of the most comprehensive suites of communications, mass storage and network interface solutions available in the industry.


  Quarter Ended March 31, 1997, compared with the Quarter Ended March 31, 1996

Sales.  Sales  for the  quarter  ended  March  31,  1997  increased  by 34.3% to
$7,434,000, from $5,537,000 for the first quarter of 1996. The Company's products are grouped into five categories: WAN Interface adapter products, LAN Interface adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products. WAN Adapter products represented 49% of total sales in the first quarter, compared to 45% for the same quarter of the prior year. The Company introduced several new WAN products during the past twelve months and more than 60% of the increase in sales reported is attributable to the escalating demand for the Company's WAN communications products. Shipments of Network systems products represented 15% of total sales for the first quarter, compared to 8% for the same period a year earlier. This increased revenue is primarily attributable to higher shipments of the Company's "front-end" communications subsystems to Cray Research and greater sales by the Company's UCONx subsidiary of its communication server products. Mass Storage products represented 16% and 15% of sales in the first quarters of 1997 and 1996, respectively. The introduction of the Ultra SCSI interface products in June, 1996 accelerated the revenue growth of this group. LAN Adapter product shipments for the first quarter of 1997 amounted to 14% of sales, compared to 24% for the first quarter of 1996. There are two distinct segments in the Company's LAN business: those products provided for commercial applications and those provided for Commercial Off the Shelf (COTS) Defense applications. The COTS applications account for the largest shipments of the two segments. This business is project oriented and is very difficult to predict on a quarterly basis. Management expects that the volume of this business will show an increase during 1997. Inter-system Connectivity product revenues decreased from 8% of sales in the first quarter of 1996 to 6% for the first quarter of 1997. The Company is not investing in this group of products and a further decline in these revenues is expected.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit for the first quarter of 1997 increased to $4,102,000, from $3,174,000 for the first quarter 1996. Gross margin was 55.2% of sales for the first quarter, compared to 57.3% in the first quarter 1996 and 56.3% for all of 1996. Gross margin for the first quarter of 1996 was unusually high on a historical basis and the gross margin for the current quarter was affected by acceleration of the amortization of certain capitalized software development costs.

Total Operating Expenses.  Total operating expenses increased to $2,539,000,  or
34.2 % of sales for the first quarter 1997, from $1,861,000, or 33.6% of sales for the comparable 1996 quarter. The Company is making significant investments in sales, marketing, research and development while reducing its general and administrative expenses as a percentage of sales.

Selling and marketing expenses increased to $909,000, or 12.2% of sales for the first quarter 1997, from $680,000, or 12.3% of sales for the same quarter in 1996. This increase is primarily attributable to greater personnel costs and sales commissions due to higher sales levels. In addition, the marketing staff has been bolstered to better promote the Company's products domestically and internationally. In February, the Company presented its products at the Comnet trade show in Washington DC and in April, the Company attended the PCI Plus trade show in Santa Clara, California. PCI Plus was the first of many PCI trade shows the Company expects to participate in the future. In May, the Company presented its products at InterOp in Las Vegas. This is one of the largest shows offered for the networking and communications marketplace. During the second half of 1997, management expects that sales and marketing expenses will accelerate as a percentage of sales in an effort to promote many of the new products being introduced in the latter part of the year.

Research and development expenses were $942,000, or 12.7% of sales for the first quarter of 1997, compared to $594,000, or 10.7% of sales for the comparable 1996 quarter. Research and development expenses consist primarily of employee salaries and benefits costs, cost of materials consumed in developing and designing new products and, to a lesser extent, contract development and equipment rental. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold. The increase in research and development expenses in the current quarter reflects the Company's ongoing commitment to research and development efforts, including the expansion of both hardware and software related to WAN communication adapter products, the continued enhancement of the current LAN/FDDI offerings, the next generation Ethernet switch, expansion of mass storage interface products to encompass Fiber Channel and expanded communication server products provided by UCONx. A significant portion of the increased expense during the quarter was attributable to the number of engineers hired during the past twelve months. In addition, the product development costs associated with new products, including a new ASIC, were significantly higher during the current quarter. During the first half of 1997, management expects that research and development expenses will be higher as a percentage of sales than in 1996 and will decline somewhat, as a percentage of sales, during the second half of the year. General and administrative expenses were $688,000, or 9.3% of sales for the first quarter of 1997 compared to $587,000, or 10.6% of sales for the first quarter of 1996. The Company continues to maintain tight control over its general and administrative expenses.

Other income (expense), net. Other income consists primarily of interest income. Available cash is invested in money market funds, high quality short term commercial paper and United States Treasury securities maturing within twelve months.

Income Taxes. The provision for income taxes for the first quarter of 1997 is based upon the combined federal and state effective tax rate of 38%, compared to 36.6% for the first quarter of 1996.

Liquidity and Capital Resources

At March 31, 1997, the Company's primary source of liquidity included cash and cash equivalents of $6,503,000, marketable securities with a maturity of less than one year of $10,100,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of March 31, 1997. The Company had working capital of $22,281,000 at March 31, 1997, compared to $20,965,000 at December 31, 1996 and
$18,408,000 at March 31, 1996.

Cash generated from operating activities was $838,000 for the quarter ended March 31, 1997, compared to $263,000 for the first quarter of 1996.

Cash used in investing activities was $4,359,000 for the quarter ended March 31, 1997, compared to $624,000 for the quarter ended March 31, 1996. During the quarter ended March 31, 1997, investing activities included the purchase of marketable securities of $3,998,000 and capital equipment purchases of $168,000. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. In addition, the Company capitalized certain software development costs amounting to $193,000 for the quarter ended March 31, 1997, compared to $114,000 for the same period in 1996.

Cash used by financing activities for the quarter ended March 31, 1997 was $3,000 as compared to $11,403,000 of cash provided by financing activities for the same period in 1996. During the first quarter of 1996, the Company completed its initial public offering of Common Stock and the net proceeds of the Public Offering were approximately $11,421,000.

Assuming there is no significant change in the Company's business, management believes that its current cash and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, it is the Company's intention to continue aggressive new product introduction throughout 1997 for a variety of markets served by the Company. Management has also initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital requirements, liquidity or capital resources.

             Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           Exhibit 11 - Computation of earnings per share.

                  B.       Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three month period ended March 31, 1997.

             Performance Technologies, Incorporated and Subsidiaries
                 Exhibit 11 - Computation of Earnings Per Share
               For the Three Months Ending March 31, 1997 and 1996



                                                Three Months Ended
                                                     March 31,
                                                1997          1996
                                             ----------     ----------
Weighted average common and common share equivalents:

Weighted average common shares
  outstanding during the period               4,804,000      4,358,000


Weighted average common share equivalents       113,000        142,000
                                             ----------     ----------

                                              4,917,000      4,500,000
                                             ==========     ==========


Net Income                                   $1,112,000     $  897,000
                                             ==========     ==========



Earnings per share                           $      .23     $      .20
                                             ==========     ==========



                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PERFORMANCE TECHNOLOGIES, INCORPORATED





May 13, 1997                            By: s/    Charles E. Maginness
                                            --------------------------
                                                  Charles E. Maginness
                                          Chairman of the Board of Directors and
                                                Chief Executive Officer




May 13, 1997                           By: s/     Dorrance W. Lamb
                                           --------------------------
                                                  Dorrance W. Lamb
                                           Chief Financial Officer and
                                             Vice President, Finance