Form 10-Q
period 1997-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1997-08-14
CIK 1003950

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------


                                    FORM 10-Q

(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1997
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



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


The number of shares outstanding of the registrant's common stock was 4,821,610 as of August 4, 1997.


--------------------------------------------------------------------------------
                             Cover Page of 13 Pages

                  -
             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                            Page

Part I.                       Financial Information


Item 1.                   Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 1997
             (unaudited) and December 31, 1996                               3

             Consolidated Statements of Income For The Three and Six
             Months Ended June 30, 1997 and 1996 (unaudited)                 4

             Consolidated Statements of Cash Flows For The  Six
             Months Ended June 30, 1997 and 1996 (unaudited)                 5

             Notes to Consolidated Financial Statements For The Six
             Months Ended June 30, 1997                                      6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7


Part II.                      Other Information

Item 4       Submission of Matters to a Vote of  Security Holders           11

Item 6.      Exhibits and Reports on Form 8-K                               11

Signatures                                                                  13

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                     June 30,    December 31,
                                                                                      1997            1996
                                                                                   (unaudited)
                                                                                  -------------  -------------
Current assets:
  Cash and cash equivalents                                                       $   6,312,000  $  10,027,000
  Marketable securities                                                              11,100,000      6,102,000
  Accounts receivable, net                                                            3,643,000      3,234,000
  Inventories, net - Note C                                                           4,297,000      4,032,000
  Prepaid expenses and other                                                            418,000        284,000
  Deferred taxes                                                                        419,000        419,000
                                                                                  -------------  -------------
    Total current assets                                                             26,189,000     24,098,000
Equipment and improvements, net                                                       1,141,000      1,267,000
Software development, net                                                               790,000        549,000
Other assets                                                                            147,000        175,000
                                                                                  -------------  -------------
    Total assets                                                                  $  28,267,000  $  26,089,000
                                                                                  =============  =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt                                               $      12,000  $      26,000
  Accounts payable                                                                    1,053,000        953,000
  Income taxes payable                                                                   84,000         23,000
  Accrued expenses                                                                    1,817,000      2,131,000
                                                                                  -------------  -------------
    Total current liabilities                                                         2,966,000      3,133,000
Long term debt, less current portion                                                     24,000         30,000
Deferred taxes                                                                          219,000        219,000
                                                                                  -------------  -------------
    Total liabilities                                                                 3,209,000      3,382,000
                                                                                  -------------  -------------
Stockholders' equity
  Preferred stock
  Common stock - - Note B                                                                49,000         49,000
  Additional paid-in capital                                                         12,924,000     12,885,000
  Retained earnings                                                                  12,242,000      9,930,000
  Treasury stock                                                                       (157,000)      (157,000)
                                                                                  -------------  -------------
    Total stockholders' equity                                                       25,058,000     22,707,000
                                                                                  -------------  -------------
    Total liabilities and stockholders' equity                                    $  28,267,000  $  26,089,000
                                                                                  =============  =============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)




                                                         Three Months Ended             Six Months Ended
                                                             June 30,                       June 30,
                                                         1997          1996            1997           1996
                                                   -------------  -------------   -------------  -------------
Sales                                              $   7,539,000  $   6,463,000   $  14,973,000  $  12,000,000
Cost of goods sold                                     3,025,000      2,742,000       6,357,000      5,106,000
                                                   -------------  -------------   -------------  -------------
Gross profit                                           4,514,000      3,721,000       8,616,000      6,894,000
                                                   -------------  -------------   -------------  -------------
Operating expenses:
  Selling and marketing                                1,102,000        889,000       2,010,000      1,569,000
  Research and development                               972,000        729,000       1,915,000      1,322,000
  General and administrative                             740,000        805,000       1,429,000      1,393,000
                                                   -------------  -------------   -------------  -------------
    Total operating expenses                           2,814,000      2,423,000       5,354,000      4,284,000
                                                   -------------  -------------   -------------  -------------
Income from operations                                 1,700,000      1,298,000       3,262,000      2,610,000

Other income (expense), net                              237,000        175,000         467,000        307,000
                                                   -------------  -------------   -------------  -------------
Income before taxes and minority interest              1,937,000      1,473,000       3,729,000      2,917,000

Provision for income taxes                               737,000        558,000       1,417,000      1,086,000
                                                   -------------  -------------   -------------  -------------
Income before minority interest                        1,200,000        915,000       2,312,000      1,831,000
Minority interest                                                        (5,000)                       (24,000)
                                                   -------------  -------------   -------------  -------------
   Net income                                      $   1,200,000  $     910,000   $   2,312,000  $   1,807,000
                                                   =============  =============   =============  =============



Earnings per share                                 $        .24   $        .18    $        .47   $        .38
                                                   =============  =============   =============  =============


Pro forma earnings per share - Note E              $        .16   $        .12    $        .31   $        .24
                                                   =============  =============   =============  =============


Weighted average common and common
   equivalent shares                                   4,939,000      4,968,000       4,928,000      4,721,000
                                                   =============  =============   =============  =============

Pro forma weighted average common and
   common equivalent shares - Note E                   7,412,000      7,477,000       7,399,000      7,385,000
                                                   =============  =============   =============  =============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                       1997            1996
                                                                                  -------------   ------------
Cash flows from operating activities
   Net income                                                                     $   2,312,000   $  1,807,000
   Non-cash adjustments:
      Depreciation and amortization                                                     729,000        352,000
      Other                                                                              10,000        (63,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                                              (419,000)      (684,000)
      Inventories                                                                      (265,000)    (1,012,000)
      Prepaid expenses and other                                                       (134,000)       152,000
      Accounts payable                                                                  100,000       (248,000)
      Accrued expenses                                                                 (314,000)       332,000
      Income taxes payable                                                               61,000        118,000
                                                                                  -------------   ------------

          Net cash provided by operating activities                                   2,080,000        754,000
                                                                                  -------------   ------------

Cash flows from investing activities
   Cash purchases of equipment and improvements, net                                   (416,000)      (573,000)
   Capitalized software development                                                    (400,000)      (196,000)
   Purchase of marketable securities                                                 (4,998,000)
   Purchase of remaining shares in subsidiary                                                          (93,000)
                                                                                  -------------   ------------

         Net cash used by investing activities                                       (5,814,000)      (862,000)
                                                                                  -------------   ------------

Cash flows from financing activities
   Payments on capital lease obligations                                                (15,000)       (30,000)
   Repayment of notes payable                                                            (5,000)       (12,000)
   Proceeds from issuance of common stock                                                39,000     11,413,000
                                                                                  -------------   ------------

         Net cash provided by financing activities                                       19,000     11,371,000
                                                                                  -------------   ------------

         Net increase (decrease) in cash                                             (3,715,000)    11,263,000

Cash and cash equivalents at beginning of period                                     10,027,000      2,466,000
                                                                                  -------------   ------------

Cash and cash equivalents at end of period                                        $   6,312,000   $ 13,729,000
                                                                                  =============   ============


             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                     For The Six Months Ended June 30, 1997
                                   (Unaudited)

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

Note - B There were 4,818,831 and 4,801,301 shares issued and outstanding (net of treasury shares held) at June 30, 1997 and December 31, 1996, respectively, of the Company's $.01 par value Common Stock. During the six months ended June 30, 1997, 17,530 common shares were issued upon the exercise of stock options.

Note - C    Inventories   consisted   of  the  following  at June 30, 1997  and
            December 31, 1996:


                                              June 30,             December 31,
                                                1997                   1996
                                            -----------             -----------
Purchased parts and components              $ 1,336,000             $ 1,601,000
Work in process                               3,078,000               2,641,000
Finished goods                                  435,000                 292,000
                                            -----------             -----------
                                              4,849,000               4,534,000
Less:  reserve for inventory obsolescence      (552,000)               (502,000)
                                            -----------             -----------
 Net                                        $ 4,297,000             $ 4,032,000
                                            ===========             ===========



Note - D The provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" are effective for financial statements issued for interim and annual periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing earnings per share and makes the United States earnings per share accounting standard comparable to international standards. The Company believes that the adoption of SFAS 128 would have increased reported earnings per share by $.01 and $.02.

Note - E On July 31, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on September 15, 1997 to stockholders of record and option holders of record on August 29, 1997 . The effect of the stock split on the balance sheet is estimated to be an issuance of an additional 2,400,000 shares.

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

Overview

The Company achieved record sales and net income for the second quarter and for the six months ended June 30, 1997. Net income for the second quarter 1997 increased by 32% to $1,200,000 and net income for the six months ended June 30, 1997 increased 28% to $2,312,000 as compared to 1996 periods. At June 30, 1997, the Company had approximately $17.4 million in cash and marketable securities, no significant debt and generated income from operations excluding depreciation and amortization (EBITDA) for the six months ended June 30, 1997 of approximately $4.0 million as compared to approximately $3.0 million for the same period in 1996.

On July 31, 1997, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend to be distributed on September 15, 1997 to stockholders of record on August 29, 1997. As a result of the stock split, pro forma earnings per share for the three months ended June 30, 1997 and 1996 were $.16 and $.12, respectively, and pro forma earnings per share for the six months ended June 30, 1997 and 1996 were $.31 and $.24, respectively. The stock dividend will result in the issuance of approximately 2,400,000 additional common shares.

The Company's revenues are generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The Company's products operate on various operating systems including UNIX, Windows NT(TM), VxWorks and LINUX. During the first half of 1997, the Company introduced a new family of PCIbus products including its latest communications controller used for high speed T1/E1 connectivity in remote access and telecommunications applications; the new ULTRA SCSI Host Adapter offering up to 40 MBytes/sec SCSI performance; a high performance PCI FDDI adapter with software for Windows NT(TM) and Solaris 2.X applications, and a high performance 10/100 Fast Ethernet network interface card with PTI software to run on Sun Microsystems' SPARCengine ULTRA(TM) 30 line of PCI workstations and servers. At the present time, the Company offers three WAN, two LAN and two Mass Storage products for the PCIbus market.

As part of the Company's continuing efforts to introduce new products and to establish new relationships, the Company recently announced two significant multi-year agreements. In June, the Company announced a multi-year agreement with 3Com(TM) and began marketing 3Com's high-performance 10/100 Fast Ethernet network interface cards with PTI software to its customers.

In July, the Company announced a relationship with Sun Microsystems Inc. to provide Sun Microsystems with a Wide Area Network connectivity product for integration into Sun's newly announced line of PCI based UltraSPARC workstations and servers. This high bandwidth communications adapter will provide Sun's PCI based workstations and servers with connectivity to the Internet and to other networks.

Product plans during the second half of 1997 include the introduction of a Fibre Channel controller for the SBus and PCI markets, several new products for the emerging CompactPCI market and a new family of network switching products.




            Quarter and Six Months Ended June 30, 1997, compared with
                 the Quarter and Six Months Ended June 30, 1996

         SALES. Sales for the second quarter of 1997 increased by $1,076,000 (16.6%) to $7,539,000, from $6,463,000 for the second quarter of 1996. Sales for the six months ended June 30, 1997 increased by $2,973,000 (24.8%) to $14,973,000, from $12,000,000 for the six months ended June 30, 1996. The Company's products are grouped into five categories: WAN Interface Adapter products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products.

Shipments of WAN Adapter products amounted to 43% of sales during the second quarter of 1997 and 1996. Shipments were 46% of sales for the six months ended June 30, 1997 and were 44% of sales for the comparable 1996 period. Sales of WAN products increased 55% during the first six months of 1997 over the respective 1996 period. This increase is attributable to greater acceptance of the Company's WAN products in the marketplace, the introduction of several new WAN products during the past year and several new OEM customers integrating these products into their product applications.

Shipments of LAN Adapter products for the second quarter of 1997 amounted to 23% of sales as compared to 26% for the second quarter of 1996, and were 19% of sales for the six months ended June 30, 1997 as compared to 25% for the first six months of 1996. The largest share of the Company's LAN business is in connection with Commercial Off-the-Shelf (COTS) Defense applications. This project-oriented business is difficult to predict on a quarterly basis. LAN Adapter sales were up sharply in the second quarter from the first quarter and management expects the volume of this business to meet or exceed last year's level of sales.

Shipments of Network systems products represented 8% of total sales in the second quarter of 1997 and 10% for same period in 1996. Network shipments were 12% of total sales for the six months ended June 30, 1997 as compared to 9% during the period in 1996. For the second quarter of 1997, revenues from Network Systems products decreased from the first quarter level because of a customer/supplier design change on the Cray Research contract and a dip in the Radar business in our UCONx subsidiary. The design change is expected to be resolved during the third quarter and the Radar business is typically project-oriented and can fluctuate from quarter to quarter.

Shipments of Mass Storage Interface products for the second quarter of 1997 amounted to 17% of sales as compared to 14% in the second quarter of 1996. For the six months ended June 30, 1997, Mass Storage products were 16% of total sales and 15% for the same 1996 period. Sales of Mass Storage Interface products increased 42% for the six months ended June 30, 1997 over the respective 1996 period. This increase in sales reflects continued market acceptance of the Company's Ultra SCSI interface product introduced in June 1996.

Shipments of Inter-system Connectivity products represented 9% of sales for the second quarter of 1997 and 7% of total sales for the six months ended June 30, 1997 as compared to 7% for both of the 1996 periods. The Company is not investing in this group of products and a modest decline in these revenues is expected from last year's levels.

International sales amounted to 10% of sales in the first half of 1997 compared to 11% of sales for all of 1996. Opening a direct sales office in the Pacific Rim has been deferred until 1998.

         GROSS PROFIT. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross margin improved to 59.9% of sales for the second quarter, from 57.6% in the second quarter of 1996. The improved margin is primarily attributable to the mix of product shipments for the quarter. For the first six months of 1997 and 1996, gross margin was consistent at 57.5% of sales.

         OPERATING EXPENSES. Total operating expenses increased to $2,814,000, or 37.3% of sales for the second quarter 1997, from $2,423,000, or 37.5% of sales for the comparable 1996 quarter. Total operating expenses increased to $5,354,000, or 35.8% of sales for the first half of 1997, from $4,284,000, or 35.7% of sales for the six months ended June 30, 1996.

         Selling and marketing expenses increased to $1,102,000, or 14.6% of sales for the second quarter 1997, from $889,000, or 13.8% of sales for the same quarter in 1996. Selling and marketing expenses increased to $2,010,000, or 13.4% of sales for the six months ended June 30, 1997, from $1,569,000, or 13.1% of sales for the first half of 1996. The increase in sales and marketing expenses for the second quarter 1997, compared to the first quarter, is primarily due to increased spending on industry trade shows and the Company's investment in marketing programs associated with new product introductions.

         Research and development expenses were $972,000, or 12.9% of sales for the second quarter of 1997, compared to $729,000, or 11.3% of sales for the comparable 1996 quarter. Research and development expenses were $1,915,000, or 12.8% of sales for the six months ended June 30, 1997, compared to $1,322,000, or 11.0% of sales for the six months ended June 30, 1996. Research and development expenses consist primarily of employee salary and benefit costs, cost of materials consumed in developing and designing new products and contract product development. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold. Much of the increased research and development expenses during the first half of 1997 is attributable to the hiring of engineers needed to accelerate development of new products. In addition, part of this increase is attributable to the development of a new ASIC required in the Company's new family of network switching products.

         General and administrative expenses were $740,000, or 9.8% of sales for the second quarter 1997, compared to $805,000, or 12.5% of sales for the second quarter 1996. General and administrative expenses were $1,429,000, or 9.5% of sales for the six months ended June 30, 1997, compared to $1,393,000, or 11.6% of sales for the first half of 1996. The increase in general and administrative expenses of 2.6% for the first six months of this year as compared to 1996 reflects moderate growth of these expenses relative to sales growth.

         INCOME TAXES. The provision for income taxes was $737,000 in the second quarter of 1997, compared to $558,000 for the same quarter in 1996. The effective corporate income tax rate for the second quarter of 1997 was 38.0%, compared to 37.8% for the second quarter of 1996. For the six months ended June 30, 1997, the provision for income taxes amounted to $1,417,000, compared to $1,086,000 for the first six months of 1996. The effective corporate income tax rate was 38.0%, compared to 37.2% for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's primary source of liquidity included cash and cash equivalents of $6,312,000, marketable securities with a maturity of less than one year of $11,100,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of June 30, 1997. The Company had working capital of $23,223,000 at June 30, 1997, compared to $22,281,000 at March 31, 1997, and
$20,965,000 at December 31, 1996.

        Cash provided by operating activities for the six months ended June 30, 1997 was $2,080,000, compared to $754,000 for the same period in 1996.

         Cash used in investing activities was $5,814,000 for the six months ended June 30, 1997, compared to $862,000 for the six months ended June 30, 1996. During the six months ended June 30, 1997, investing activities included the purchase of marketable securities of $4,998,000 and capital equipment purchases of $416,000. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. In addition, the Company capitalized certain software development costs amounting to $400,000 for the six months ended June 30, 1997, compared to $196,000 for the same period in 1996. During the six months ended June 30, 1996, cash payments of $93,000 were made to purchase the remaining interest in its subsidiary, UCONx Corporation.

         Cash provided by financing activities for the six months ended June 30, 1997 was $19,000 as compared to $11,371,000 of cash provided by financing activities for the same period in 1996. During the first quarter of 1996, the Company completed its initial public offering of Common Stock.

         Assuming there is no significant change in the Company's business, management believes that its current cash and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, it is the Company's intention to continue aggressive new product introductions for the remainder of 1997 and into 1998 for a variety of markets served by the Company. Management has also initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital requirements, liquidity or capital resources.

             Performance Technologies, Incorporated and Subsidiaries

Part II. Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

         The 1997 Annual Meeting of Stockholders was held on June 10, 1997. The Directors elected at the meeting were as follows:

                                                                    Votes Cast
          Nominees                                      For           Abstain
          --------                                    -------------------------
          Donald L. Turrell                           4,184,916        207,311
          Paul L. Smith                               4,185,686        206,541

         The stockholders voted to ratify the appointment of Price Waterhouse LLP as independent accountants for 1997. 4,380,864 shares of common stock were voted in favor of the proposal, 3,300 shares of common stock voted against the proposal and 8,063 shares of common stock abstained.

         The stockholders also voted to approve an amendment to the Performance Technologies, Incorporated Stock Option Plan increasing the number of shares of the Company's common stock reserved for issuance under the Option Plan to 1,200,000. 2,842,310 shares of common stock voted in favor of the proposal, 525,970 shares of common stock voted against the proposal and 145,705 shares of common stock abstained.

Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           Exhibit 11 - Computation of earnings per share.

                  B.       Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three month period ended June 30, 1997.

             Performance Technologies, Incorporated and Subsidiaries
                 Exhibit 11 - Computation of Earnings Per Share
           For the Three and Six Months Ending June 30, 1997 and 1996



                                                        Three Months Ended              Six Months Ended
                                                               June 30,                     June 30,
                                                         1997          1996             1997       1996
                                                     ----------   ---------         ----------   ----------

Weighted average common and common share equivalents:

Weighted average common shares
  outstanding during the period                       4,814,000   4,774,000          4,809,000    4,553,000

Weighted average common share equivalents               125,000     194,000            119,000      168,000
                                                     ----------   ---------         ----------   ----------

                                                      4,939,000   4,968,000          4,928,000    4,721,000
                                                     ==========  ==========         ==========   ==========


Net Income                                           $1,200,000   $ 910,000         $2,312,000   $1,807,000
                                                     ==========   =========         ==========   ==========



Earnings per share                                   $     .24    $    .18          $     .47          .38
                                                     ==========   =========         ==========   ==========





Pro forma weighted average common and common share equivalents:

Pro forma weighted average common shares
  outstanding during the period                       7,225,000   7,185,000          7,220,000    7,133,000

Pro forma weighted average
  common share equivalents                              187,000     292,000            179,000      252,000
                                                     ----------  ----------         ----------   ----------

                                                      7,412,000   7,477,000          7,399,000    7,385,000
                                                     ==========   =========         ==========   ==========


Net Income                                           $1,200,000   $ 910,000         $2,312,000   $1,807,000
                                                     ==========   =========         ==========   ==========


Pro forma earnings per share                         $     .16    $    .12          $     .31    $     .24
                                                     ==========   =========         ==========   ==========


                                                    SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PERFORMANCE TECHNOLOGIES, INCORPORATED





August 13, 1997                                By: s/ Donald L. Turrell
                                               ------------------------
                                                      Donald L. Turrell
                                                       President and
                                                  Chief Executive Officer




August 13, 1997                                By: s/ Dorrance W. Lamb
                                               -----------------------
                                                      Dorrance W. Lamb
                                                 Chief Financial Officer and
                                                   Vice President, Finance