Form 10-Q
period 1997-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1997-11-14
CIK 1003950

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------


                                    FORM 10-Q

(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended September 30, 1997
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



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


The number of shares outstanding of the registrant's common stock was 7,261,825 as of November 5, 1997.


--------------------------------------------------------------------------------
                             Cover Page of 13 Pages

                                                        --
             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                          Page

Part I.                       Financial Information

Item 1.                   Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 1997
           (unaudited) and December 31, 1996                                3

           Consolidated Statements of Income For The Three and Nine
           Months Ended September 30, 1997 and 1996 (unaudited)             4

           Consolidated Statements of Cash Flows For The Nine
           Months Ended September 30, 1997 and 1996 (unaudited)             5

           Notes to Consolidated Financial Statements For The Nine
           Months Ended September 30, 1997 (unaudited)                      6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7


Part II.                       Other Information

Item 2.    Changes in Securities and Use of Proceeds                        11

Item 6.    Exhibits and Reports on Form 8-K                                 11

Signatures                                                                  13

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                  September 30,   December 31,
                                                                                      1997            1996
                                                                                   (unaudited)
                                                                                  -------------  -------------
Current assets:
Cash and cash equivalents                                                         $   6,638,000  $  10,027,000
Marketable securities                                                                12,614,000      6,102,000
Accounts receivable, net                                                              4,847,000      3,234,000
Inventories, net - Note C                                                             3,470,000      4,032,000
Prepaid expenses and other                                                              536,000        284,000
Deferred taxes                                                                          419,000        419,000
                                                                                  -------------  -------------
Total current assets                                                                 28,524,000     24,098,000

Equipment and improvements, net                                                       1,062,000      1,267,000
Software development, net                                                               668,000        549,000
Other assets                                                                            134,000        175,000
                                                                                  -------------  -------------
Total assets                                                                      $  30,388,000  $  26,089,000
                                                                                  =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt                                                 $      12,000  $      26,000
Accounts payable                                                                      1,173,000        953,000
Income taxes payable                                                                    327,000         23,000
Accrued expenses                                                                      2,150,000      2,131,000
                                                                                  -------------  -------------
Total current liabilities                                                             3,662,000      3,133,000

Long term debt, less current portion                                                     21,000         30,000
Deferred taxes                                                                          219,000        219,000
                                                                                  -------------  -------------
Total liabilities                                                                     3,902,000      3,382,000
                                                                                  -------------  -------------
Stockholders' equity
Preferred stock
Common stock - Note B                                                                    73,000         49,000
Additional paid-in capital - Note B                                                  12,927,000     12,885,000
Retained earnings                                                                    13,644,000      9,930,000
Treasury stock                                                                         (158,000)      (157,000)
                                                                                  -------------  -------------
Total stockholders' equity                                                           26,486,000     22,707,000
                                                                                  -------------  -------------
Total liabilities and stockholders' equity                                        $  30,388,000  $  26,089,000
                                                                                  =============  =============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)


                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                         1997           1996           1997             1996
                                                    ------------   ------------    ------------   ------------
Sales                                               $  7,606,000   $  6,412,000    $ 22,579,000   $ 18,412,000
Cost of goods sold                                     3,263,000      2,906,000       9,620,000      8,011,000
                                                    ------------   ------------    ------------   ------------
Gross profit                                           4,343,000      3,506,000      12,959,000     10,401,000
                                                    ------------   ------------    ------------   ------------
Operating expenses:
 Selling and marketing                                 1,004,000        732,000       3,015,000      2,300,000
 Research and development                                791,000        801,000       2,705,000      2,124,000
 General and administrative                              552,000        719,000       1,980,000      2,112,000
                                                    ------------   ------------    ------------   ------------
   Total operating expenses                            2,347,000      2,252,000       7,700,000      6,536,000
                                                    ------------   ------------    ------------   ------------
Income from operations                                 1,996,000      1,254,000       5,259,000      3,865,000

Other income, net                                        266,000        202,000         733,000        509,000
                                                    ------------   ------------    ------------   ------------
Income before taxes and minority interest              2,262,000      1,456,000       5,992,000      4,374,000

Provision for income taxes                               860,000        544,000       2,278,000      1,631,000
                                                    ------------   ------------    ------------   ------------
Income before minority interest                        1,402,000        912,000       3,714,000      2,743,000
Minority interest                                                                                      (24,000)
                                                    ------------   ------------    ------------   ------------
   Net income                                       $  1,402,000   $    912,000    $  3,714,000   $  2,719,000
                                                    ============   ============    ============   ============



Earnings per share - Note B                         $       .18    $       .12     $       .50    $       .37
                                                    ===========    ===========     ===========    ===========

Weighted average common and common
   equivalent shares - Note B                         7,625,000      7,417,000       7,418,000      7,375,000
                                                    ===========    ===========     ===========    ===========


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)





                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       1997            1996
                                                                                  -------------   ------------
Cash flows from operating activities
   Net income                                                                     $   3,714,000   $  2,719,000
   Non-cash adjustments:
      Depreciation and amortization                                                   1,119,000        589,000
      Other                                                                             168,000        466,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                            (1,628,000)    (1,032,000)
      Inventories                                                                       409,000     (1,190,000)
      Prepaid expenses and other                                                       (251,000)        92,000
      Accounts payable                                                                  220,000         23,000
      Accrued expenses                                                                   19,000        682,000
      Income taxes payable                                                              304,000        412,000
                                                                                  -------------   ------------

         Net cash provided by operating activities                                    4,074,000      2,761,000
                                                                                  -------------   ------------

Cash flows from investing activities
   Cash purchases of equipment and improvements, net                                   (456,000)      (674,000)
   Capitalized software development                                                    (537,000)      (232,000)
   Purchase of marketable securities                                                 (6,512,000)
   Purchase of remaining shares in subsidiary                                                          (93,000)
                                                                                  -------------   ------------

         Net cash used in investing activities                                       (7,505,000)      (999,000)
                                                                                  -------------   ------------

Cash flows from financing activities
   Payments on capital lease obligations                                                (15,000)       (46,000)
   Repayment of notes payable                                                            (8,000)       (23,000)
   Proceeds from issuance of common stock                                                65,000     11,453,000
                                                                                  -------------   ------------

         Net cash provided by financing activities                                       42,000     11,384,000
                                                                                  -------------   ------------

         Net (decrease) increase in cash                                             (3,389,000)    13,146,000

Cash and cash equivalents at beginning of period                                     10,027,000      2,466,000
                                                                                  -------------   ------------

Cash and cash equivalents at end of period                                        $   6,638,000   $ 15,612,000
                                                                                  =============   ============



             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                  For The Nine Months Ended September 30, 1997
                                   (Unaudited)

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

Note - B A three-for-two stock split on the Company's Common stock was effected in the form of a stock dividend on September 15, 1997. Common stock and Additional paid-in capital as of September 30, 1997 and all share and per share data have been restated to reflect this split.

                  There were 7,244,710 and 4,801,301 shares (pre-split) issued and outstanding (net of treasury shares held) at September 30, 1997 and December 31, 1996, respectively, of the Company's $.01 par value Common Stock. During the nine months ended September 30, 1997, 28,514 common shares (pre-split) were issued upon the exercise of stock options.

Note - C          Inventories consisted of the following at September 30, 1997 and December 31, 1996:

                                                  September 30,     December 31,
                                                      1997              1996
                                                   (unaudited)

         Purchased parts and components ......     $ 1,134,000      $ 1,601,000
         Work in process .....................       2,551,000        2,641,000
         Finished goods ......................         284,000          292,000
                                                   -----------      -----------
                                                     3,969,000        4,534,000
         Less:  reserve for inventory obsolescence    (499,000)        (502,000)
                                                   -----------      -----------
           Net ...............................     $ 3,470,000      $ 4,032,000
                                                   ===========      ===========


Note - D The provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" are effective for financial statements issued for interim and annual periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing earnings per share and makes the United States earnings per share accounting standard comparable to international standards. The Company believes that the adoption of SFAS 128 would have increased reported earnings per share by $.01 and $.02 for the third quarter and nine months ended September 30, 1997, respectively, and $.01 for each the third quarter and nine months ended September 30, 1996, respectively.

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


Overview

The Company achieved record sales and net income for the third quarter and for the nine months ended September 30, 1997. Net income for the third quarter 1997 increased by 54% to $1,402,000 and net income for the nine months ended September 30, 1997 increased 37% to $3,714,000 as compared to the respective 1996 periods. At September 30, 1997, the Company had approximately $19.3 million in cash and marketable securities, no significant debt and generated income from operations excluding depreciation and amortization (EBITDA) for the nine months ended September 30, 1997 of approximately $6.4 million as compared to approximately $4.5 million for the same period in 1996.

On September 15, 1997, the Company effected a three-for-two stock split in the form of a 50% stock dividend which increased the number of shares outstanding to
7.2 million shares. Management believes that increasing the number of shares available in the financial market will benefit the Company's stockholders and is part of an active program to broaden the Company's stockholder base. By the end of the third quarter, the Company's market capitalization had exceeded $100 million. Management believes this is significant to the investment community and ultimately to its stockholders as many institutional investors are unwilling to invest in companies with a market capitalization of less than $100 million.

The Company's revenues are generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The Company's products operate on various operating systems including UNIX, Solaris(TM), SunOS(TM), Windows NT(TM), VxWorks and LINUX. During the third quarter of 1997, the Company has introduced PCI-based LAN, WAN and Mass Storage products that support the new PCI-based Ultra 30 workstations introduced by Sun Microsystems, Inc.; Mass Storage Ultra SCSI Adapters and three new fast Ethernet network switch products. These new switch products have not only expanded the Nebula(TM) product line with the next generation of fast Ethernet products but also incorporate features for high reliability and fault tolerance. These products were launched in early October at the Networld+InterOp trade show in Atlanta and are designed specifically for business and mission critical environments. Beta units of these new switching products are expected to be shipped by year-end with production units shipping in March or April of next year.

In September, the Company's Controller Products Group presented its new PCIbus WAN and LAN communications and mass storage products at the IT Forum in New York City. In addition, in mid-October the Company announced three new products for the new emerging Compact PCI market. These products are a WAN Communications Controller, T1/E1 Primary Rate WAN Communication Controller, and WAN Protocol Engine. Availability of these products is scheduled for December 1997 and January 1998.

The Company has recently been featured in a number of publications  including an article in the Investor's Business Daily on September 10th titled "Finding Growth in Ultra-High-Tech Markets". For the second consecutive year, Performance Technologies was recognized on the Forbes Magazine list of the "Best 200 Small Companies in America."

         Quarter and Nine Months Ended September 30, 1997, compared with the Quarter and Nine Months Ended September 30, 1996

         SALES. Sales for the third quarter of 1997 increased by $1,194,000 (18.6%) to $7,606,000, from $6,412,000 for the third quarter of 1996. Sales for the nine months ended September 30, 1997 increased by $4,167,000 (22.6%) to $22,579,000, from $18,412,000 for the nine months ended September 30, 1996. The Company's products are grouped into five categories: WAN Interface Adapter products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products.

Shipments of WAN Adapter products amounted to 47% of sales during the third quarter of 1997, compared to 41% for the same period in 1996. Shipments were 47% of sales for the nine months ended September 30, 1997 and were 43% of sales for the comparable 1996 period. Sales of WAN products increased 35% for the third quarter and 33% year-to-date in 1997, over the respective 1996 periods. This increase is attributable to introductions over the last twelve to eighteen months of several new WAN products and several new OEM customers integrating these products into their product applications.

Shipments of LAN Adapter products for the third quarter of 1997 amounted to 15% of sales, compared to 18% for the third quarter of 1996, and were 17% of sales for the nine months ended September 30, 1997, compared to 22% for the first nine months of 1996. The largest share of the Company's LAN business is generated from Commercial Off-the-Shelf (COTS) Defense applications. This project-oriented business is difficult to predict on a quarterly basis. Management expects the dollar volume of this business to meet or slightly exceed last year's level of sales.

Shipments of Network Systems products represented 11% of total sales in the third quarter of 1997 and 15% for same period in 1996. Network Systems shipments were 11% of total sales for each of the nine months ended September 30, 1997 and 1996. For the third quarter of 1997, revenues from Network Systems products increased from the second quarter level because a component design change was successfully resolved. However, the Radar protocol software business in the Company's UCONx subsidiary was less than forecast. The Radar protocol business is typically project-oriented and can fluctuate from quarter to quarter.

Shipments of Mass Storage Interface products for the third quarter of 1997 amounted to 14% of sales, compared to 16% in the third quarter of 1996. For the nine months ended September 30, 1997, Mass Storage products were 16% of total sales compared to 15% for the same 1996 period. Sales of Mass Storage Interface products increased 26% for the nine months ended September 30, 1997 over the respective 1996 period. The increase in sales volume is primarily attributable to the Company's Ultra SCSI interface product introduced in mid 1996.

Shipments of Inter-system Connectivity products represented 13% of sales for the third quarter of 1997 and 9% of total sales for the nine months ended September 30, 1997, compared to 10% and 9%, respectively for the 1996 periods. The Company is not investing in this group of products and a decline in these revenues is expected from last year's levels.

International sales amounted to 10% of total sales for the first nine months of 1997, compared to 11% of sales for all of 1996.

         GROSS PROFIT. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross margin improved to 57.1% of sales for the third quarter, from 54.7% in the third quarter of 1996. For the first nine months of 1997 gross margin improved to 57.4% of sales as compared to 56.5% for the same period in 1996. The improved margin is primarily attributable to the mix of product shipments for the quarter and manufacturing and purchasing efficiencies attributable to higher volumes.

         OPERATING EXPENSES. Total operating expenses increased to $2,347,000, or 30.9% of sales for the third quarter 1997, from $2,252,000, or 35.1% of sales for the comparable 1996 quarter. Total operating expenses increased to
$7,700,000, or 34.1% of sales for the first nine months of 1997, from $6,536,000, or 35.5% of sales for the nine months ended September 30, 1996.

Selling and marketing expenses increased to $1,004,000, or 13.2% of sales for the third quarter 1997, from $732,000, or 11.4% of sales for the same quarter in 1996. Selling and marketing expenses increased to $3,015,000, or 13.4% of sales for the nine months ended September 30, 1997, from $2,300,000, or 12.5% of sales for the first nine months of 1996. Beginning in late 1996, the Company increased spending in its marketing program for industry trade shows, etc. in order to promote its new product introductions.

Research and development expenses were $791,000, or 10.4% of sales for the third quarter of 1997, compared to $801,000, or 12.5% of sales for the comparable 1996 quarter. Research and development expenses were $2,705,000, or 12.0% of sales for the nine months ended September 30, 1997, compared to $2,124,000, or 11.5% of sales for the nine months ended September 30, 1996. Research and development expenses consist primarily of employee salary and benefit costs, cost of materials consumed in developing and designing new products and contract product development. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold. The net benefit derived from the capitalization of certain software development costs, less applicable amortization, amounted to $119,000 for the nine months ended September 30, 1997, compared to $38,000 for the nine months ended September 30, 1996. The increase of research and development expenses for the nine months ended September 30, 1997 compared to the same period in 1996 is attributable to hiring engineers needed to accelerate the development of new products and the development of a new network ASIC developed in connection with the new switch products. As expected, research and development expenses declined in the third quarter 1997 from the second quarter, because development on certain new products was completed early in the third quarter.

General and administrative expenses were $552,000, or 7.3% of sales for the third quarter 1997, compared to $719,000, or 11.2% of sales for the third quarter 1996. General and administrative expenses were $1,980,000, or 8.8% of sales for the nine months ended September 30, 1997, compared to $2,112,000, or 11.5% of sales for the first nine months of 1996. The decrease in general and administrative expenses for the third quarter 1997, compared to 1996 is primarily attributable to the Company recognizing a benefit of approximately $130,000 as a result of a state sales tax audit.

         INCOME TAXES. The provision for income taxes was $860,000 in the third quarter of 1997, compared to $544,000 for the same quarter in 1996. The effective corporate income tax rate for the third quarter of 1997 was 38.0%, compared to 37.4% for the third quarter of 1996. For the nine months ended September 30, 1997, the provision for income taxes amounted to $2,278,000, compared to $1,631,000 for the first nine months of 1996. The effective corporate income tax rate was 38.0%, compared to 37.3% for the first nine months of 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's primary source of liquidity included cash and cash equivalents of $6,638,000, marketable securities with a maturity of less than one year of $12,614,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of September 30, 1997. The Company had working capital of $24,862,000 at September 30, 1997, as compared to $23,223,000 at June 30, 1997 and $20,965,000 at December 31, 1996.

Cash provided by operating activities for the nine months ended September 30, 1997 was $4,074,000, compared to $2,761,000 for the same period in 1996. Cash used in investing activities was $7,505,000 for the nine months ended September 30, 1997, compared to $999,000 for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, investing activities included the purchase of marketable securities of $6,512,000 and capital equipment purchases of $456,000. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering . During the nine months ended September 30, 1996, cash payments of $93,000 were made to purchase the remaining interest in its subsidiary, UCONx Corporation.

Cash provided by financing activities for the nine months ended September 30, 1997 was $42,000 as compared to $11,384,000 of cash provided by financing activities for the same period in 1996. During the first quarter of 1996, the Company completed its initial public offering of Common Stock.

Many companies are facing a potential issue regarding the ability of information systems to accommodate the coming year 2000. The Company is evaluating its information systems and believes that all critical systems can, or will be able to accommodate the coming century without material adverse effect on the Company's financial condition, results of operations, capital spending or competitive position.

Assuming there is no significant change in the Company's business, management believes that its current cash and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, it is the Company's intention to continue aggressive new product introductions for the remainder of 1997 and into 1998 for a variety of markets served by the Company. Management has initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital requirements, liquidity or capital resources.

             Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information



Item 2.           Changes in Securities and Use of Proceeds

The following table summarizes the proceeds from the sale of securities and use of proceeds therefrom in connection with the Registrant's Initial Public
Offering on January 24, 1996. Amounts reported represent an estimate of the amount of these expenditures.


Proceeds from the sale of securities:

Gross proceeds ...........................................   $12,800,000
Less:    Underwriter's commission                                896,000
         Finder's fees ...................................             0
         Underwriter's expenses ..........................        27,000
         Payments to Directors, Officers, General Partners             0
         Other ...........................................       461,000
                                                             -----------
Net proceeds .............................................   $11,416,000
                                                             ===========

Use of Proceeds:

Construction of facilities ...............................   $         0
Purchase of machinery ....................................     1,563,000
Purchase of real estate ..................................             0
Acquisition of other business(es) ........................             0
Repayment of debt ........................................             0
General working capital purposes .........................             0
Temporary investments ....................................     3,471,000
Inventory for new products ...............................     1,265,000
Software development .....................................       917,000
Product development ......................................     4,200,000
                                                             -----------
Total use of proceeds ....................................   $11,416,000
                                                             ===========





Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           Exhibit 11 - Computation of earnings per share.

                  B.       Reports on Form 8-K

                           Report  on Form 8-K  dated  July 30,  1997 was  filed
during the three month period ended September 30, 1997. Item 5 - Other items; reported the declaration of the three-for-two stock split in the form of a stock dividend and distribution on shares of the Registrant's Common Stock.

             Performance Technologies, Incorporated and Subsidiaries
                 Exhibit 11 - Computation of Earnings Per Share
        For the Three and Nine Months Ending September 30, 1997 and 1996




                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                                1997          1996            1997             1996
                                             ----------    ----------      ----------       ----------


Weighted average common and common
  share equivalents (1):

Weighted average common shares
  outstanding during the period .            7,238,000     7,182,000       7,170,000        7,128,000

Weighted average common share equivalents ..   387,000       235,000         248,000          247,000
                                            ----------    ----------      ----------       ----------

                                             7,625,000     7,417,000       7,418,000        7,375,000
                                            ==========    ==========      ==========       ==========


Net Income ... ..........................   $1,402,000    $  912,000      $3,714,000       $2,719,000
                                            ==========    ==========      ==========       ==========



Earnings per share (1) ............         $     .18     $     .12       $     .50        $     .37
                                            ==========    ==========      ==========       ==========


(1) All share and per share data have been restated to reflect a three-for-two stock split effected on September 15, 1997.


                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    PERFORMANCE TECHNOLOGIES, INCORPORATED





November 14, 1997                              By: s/ Donald L. Turrell
                                               ------------------------
                                                      Donald L. Turrell
                                                       President and
                                                  Chief Executive Officer




November 14, 1997                              By: s/ Dorrance W. Lamb
                                               -----------------------
                                                      Dorrance W. Lamb
                                                 Chief Financial Officer and
                                                   Vice President, Finance