Form 10-K
period 1997-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1998-03-24
CIK 1003950

--------------------------------------------------------------------------------

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, DC 20549
                                      -----------------

                                          FORM 10-K
(Mark One)
         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (No Fee Required)
                         For the Fiscal Year Ended December 31, 1997
                                              OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                              For the transition period from to
                                Commission File Number 0-27460

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate  market value of the voting stock held by  non-affiliates  of
the   registrant  as  of  the  close  of  business  on  February  25,  1998  was approximately $99,872,000.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 7,273,000 as of February 25, 1998.

                             Documents Incorporated by Reference
     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 3, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.
--------------------------------------------------------------------------------
                                    -Cover Page of 37 Pages-

                            Performance Technologies, Incorporated
                             Index to Annual Report on Form 10-K

                                                                           Page
PART I

Item 1         Business                                                       1
Item 2         Properties                                                    11
Item 3         Legal Proceedings                                             11
Item 4         Submission of Matters to a Vote of Security Holders           11


PART II

Item 5        Market for the Registrant's Common Equity and
                 Related Stockholder Matters                                 11
Item 6        Selected Financial Data                                        12
Item 7        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         13

Item 8        Financial Statements and Supplementary Data                    18
Item 9        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         33


PART III

Item 10       Directors and Executive Officers of the Registrant             34
Item 11       Executive Compensation                                         34
Item 12       Security Ownership of Certain Beneficial Owners
                 and Management                                              34
Item 13       Certain Relationships and Related Transactions                 34


PART IV

Item 14       Exhibits, Financial Statement Schedules, Reports on Form 8-K   35

PART I


ITEM 1 - Business

Performance Technologies, Incorporated designs, manufactures and markets a wide variety of fault-tolerant, high performance communications, networking and data storage interface products. The company's products are designed to enhance the performance of customers' computer network systems and include local and wide area network interface adapters, communications servers, mass storage interface products and sophisticated software communications solutions. The company's products are targeted toward high performance, mission critical networking solutions for the telecommunications, financial services, defense and public safety industries. Applications include network interfaces for cellular telephone communications, data storage products found in bank ATMs, fiber optic data communications products used aboard navy vessels and communications servers used in air traffic control centers.

Since its inception in 1981, the company has consistently produced innovative networking solutions for a wide variety of computer architectures and has a history of being able to adapt its products to a continually changing marketplace. The company has focused its efforts on providing high performance, unique application solutions where hardware and software reliability are a key concern to the end user. This strategy has enabled the company to significantly increase both sales and income over the last five years.

All references to the "company" herein include Performance Technologies, Incorporated, the company's wholly-owned foreign sales subsidiary, PTI Virgin Islands Company, Ltd. and the company's wholly-owned subsidiary, UconX Corporation (UconX).

Industry Overview

The need to collect, store, analyze and distribute information in a secure, timely and efficient manner has become an integral part of operating a successful organization. Developments in computer technology have resulted in less reliance on centralized mainframes and greater reliance on distributed computing. In its initial stages of evolution, distributed computing led to the computer software architecture concept of "client/server" systems. Client/server computing systems have typically included a large number of desktop computers interconnected with one, or often more than one, server. The server provides central resources to all remote computer users and provides common services such as printing, communications, data backup and information gateways to other local or distant client/server systems. The client/server model has continued to evolve from a site based system that was typically found in a limited geographic area (e.g. campus, manufacturing complex or office environment) to client/server systems that are worldwide in their reach and operation. The fundamental premise of this expanding computer and information paradigm relies heavily on computer data networking for both LANs (Local Area Network) to provide the local client-to-server communications and WANs (Wide Area Network) for seamless communication between servers which may be located on different continents of the world.

As a result of the rapidly growing installed base of client/server computing systems, the market opportunity for client/server networking and communication products is rapidly expanding. According to a recent industry study, there were approximately 33 million Ethernet LAN connections installed worldwide in 1993 and the number of those connections is expected to grow to over 84 million by 1998. The WAN communication area is also expected to grow at a similar pace. This growth, combined with other market trends, is expected to cause the computer networking equipment industry to continue to experience substantial increase in demand into the next millennium.

Strategy

The company's strategy is to enhance the performance of customers' network systems by providing a wide variety of fault-tolerant, high performance and easily managed networking solutions targeted toward mission critical applications. Major elements of the company's operational strategy include:

Focus on High Performance Mission Critical Solutions. The company continues to focus its development efforts on addressing specific needs for high performance networking. The company's products have provided unique mission critical solutions where reliability and performance are the primary concerns of the user. Applications include network interfaces for cellular telephone communications, fault-tolerant Fiber Digital Data Interface (FDDI) adapter products used aboard navy vessels and terrestrial military vehicles, communications servers used in air traffic control and data storage products found in bank ATMs. To a large degree, the company has avoided networking and communication products that would be sold into the commodity desktop office or home environment, often dominated by low price and large volumes.

Exploit Technological Competencies. Since its inception, the company has pioneered many innovations in networking technology including the VME64 industry standard, proprietary ASICs and the early use of the SCSIbus standard for local area networking. These technological competencies have allowed the company to develop products that improve network performance without rendering an end user's network equipment obsolete. Management intends to continue to leverage off of these competencies to position the company as a technological leader in high performance WAN and LAN hardware and software products.

Continue to Develop Advanced Networking Products. The company recognizes the need to continually upgrade the performance of its existing products and to develop new products which address the changing requirements of WAN and LAN users. Over the past 12 months, the company has introduced a variety of WAN and LAN products designed for the PCIbus and the new industrialized PCI standard called Compact PCI (cPCI). Several of these products have been early and unique entrants into the growth oriented PCIbus and cPCI arena for supporting complex communications protocols and networks. These new products have been responsible for a variety of potentially significant OEM and partnering relationships. The company has also developed switching products for Ethernet LANs directed at specific applications requiring high availability for which it plans to start deliveries in 1998.

Expand International Markets. The networking and computer markets served by the company are international in scope. Global demand for network products, such as those manufactured by the company, is driven by the increasing dependence of business on the successful implementation of networking infrastructures. While the company markets its products in Europe and the Asia Pacific countries, currently international sales only account for approximately 10% of sales. During 1996, the company expanded its direct sales presence into the European Economic Community (E.E.C) with the opening of a sales office in Munich, Germany. The company intends to continue expanding its international efforts in the Asia Pacific countries and the European arena. In 1998, the company will employ a variety of third party organizations to assist in establishing and developing both OEM and distribution accounts in Europe and the Asia Pacific regions. This expanded effort will augment the company's existing direct sales office operations that exist in the E. E. C. arena. (See Footnote A to the consolidated financial statements included elsewhere in this report).

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

Capitalize  on Internal  Manufacturing  Expertise.  Unlike many of its  industry competitors, the company does not rely upon third party manufacturing subcontractors for assembly, test and quality control for the manufacturing of its products. Instead, the company operates a state-of-the-art manufacturing facility that gives the company the flexibility to meet customer requirements, produce high quality equipment and make timely deliveries. The company's manufacturing facility operates under an integrated MRP system that significantly reduces lead time and inventory investments and facilitates effective demand forecast. This in-house manufacturing capability provides the company with the means to quickly launch new products without the delays normally associated with the use of manufacturing subcontractors. It is expected that additional capital expansion in surface mount component capacity will occur over the next 12-18 months to assure continued high quality assembly with adequate capacity to meet expected delivery requirements for the company's expanding customer base. During 1997, the company's manufacturing process was certified under the ISO 9002 quality program.

Products

The company's products include a wide variety of fault-tolerant, high performance solutions for WAN communications, LAN connectivity and mass storage/retrieval applications. The company historically has addressed the needs of the client/server computing environment with a family of hardware and software products which operate on a number of open standards and allow ease of use with a variety of popular high performance computer platforms. These platforms include systems built on the VMEbus standard, the SBus standard, the newer PCIbus standard now found on a broad range of computer platforms and the emerging industrial standard, cPCI . The company's products are grouped into five categories: WAN Interface Adapter products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products.

WAN Interface Adapter Products. The company's WAN interface adapter products include modules that provide connectivity between the SBus, VMEbus, PCI and cPCI computer platforms and the wide area communications network. The company's WAN interface adapter products are found in a wide variety of applications which include network interfaces for cellular telephone transmitter sites, billing and control information for long distance telephone communications, and control of remote police, ambulance and municipal radio transmitter locations. Selected end-users include Lucent Technologies, Digital Equipment Corporation and QualComm Corporation. Products include interface adapters for use in VMEbus systems and high speed interface adapters for the Sun Microsystems' SBus market. During 1996, the company released three WAN interface adapters for the PCIbus architecture. In 1997 this family of PCI WAN products was expanded to include the new cPCI format which is directed at applications that require a more rugged and modular form factor. Management believes that the company's cPCI products are some of the first products available to cPCI users for high speed WAN communications. All of the company's WAN interface adapter products are designed for applications that require high performance and high speed communications capability. All of the company's products are "intelligent," containing their own microprocessors and memory. This architecture allows these interface adapters to off-load many of the lower-level communications tasks that would typically be performed by the host platform, greatly improving overall system performance. The family of WAN interface adapter products is supported by extensive communications software developed by both the company, through its San Diego based communications protocol engineering group, and a variety of third party partners. WAN sales represented 47% of total sales for 1997, compared to 42% for 1996.

LAN Interface Adapter Products. The company's LAN interface adapter products consist primarily of products often referred to as Network Interface Controllers
(NICs) for a variety of LANs and computer platforms. These products currently operate on the PCIbus, SBus and VMEbus computer platforms and include connections for a popular range of Ethernet and FDDI standards and a unique FDDI concentrator product that operates on the VMEbus. Applications for the company's Ethernet and FDDI network adapter products include a convenient interface between computer platforms and LANs used in commercial, educational or industrial organizations and a shipboard FDDI LAN used by the United States Navy to integrate tactical workstations on board Navy vessels. All of these NICs permit easy integration of SBus, PCI or VMEbus computer system to an FDDI or
Ethernet LAN. The FDDI adapters support the company's alternate path FDDI topology, ensuring the highest available levels of resiliency and data integrity for fault-tolerant and mission critical markets. The company actively supports software supplied with its newest PCI-based FDDI adapters to be compatible with computer platforms utilizing both the Sun Microsystems' Solaris TM and Microsoft's Windows NT TM operating systems. LAN sales represented 20% of total sales for 1997, compared to 21% in 1996.

Network Systems Products. The company's network systems products consist of systems level equipment used in the construction and deployment of computer networks. These products represented 9% of total sales for 1997, compared to 11% in 1996 and include:

Communications Servers. Communications servers are multi-purpose LAN-to-WAN bridging systems supported by software from the company's San Diego based communication protocol engineering center. The products in this category include a low cost, limited server solution for installations requiring from one to six WAN connections and up to two Ethernet LAN connections. For larger installations or special requirements, the company offers a series of communications servers built on the VMEbus standard which offer up to 96 WAN connections and multiple Ethernet LAN connections. Using unique software, the communications servers can be configured to provide a variety of protocol packages and supporting protocols including bisynchronous, asynchronous communications financial market feeds and radar receivers. The communication server products from the company can be found in data collection applications including NASA's deep space network and in air traffic control centers for retrieving radar data from remote radar antenna sites.

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

Ethernet Switch. The company is executing a market and product development effort utilizing products associated with Ethernet switching technology which offers a variety of unique technical features directed at connectivity for Ethernet LANs which require high availability and tolerance to network equipment failures. This new family of company-designed second generation 100 Mbit/Gigabit Ethernet Switching products debuted in the Fall of 1997 and is expected to begin initial shipments in mid 1998 after field trials are completed.

Mass Storage Interface Products. The company's mass storage interface products consist of adapters that connect various mass storage products using the SCSI and newer UltraSCSI standard to computers based on VMEbus, SBus and PCIbus platforms. The company's existing SCSI interface products are often used to add external disk storage to workstations. More complex applications include Redundant Array of Inexpensive Disks (RAID) interfaces which are found in mission critical, high reliability and high availability applications such as police/fire dispatch, bank automated teller applications and hospital patient data base systems. Coupled with the Company's RAID software, the interface product enables Sun workstation users to connect RAID products sold by major OEM suppliers. During 1997, the company introduced a mass storage interface product designed to operate on the PCIbus standard and provide mass storage interconnectivity via Fibre Channel. Fibre Channel is one of the most contemporary interconnection standards for the new array of high performance disk drive and RAID subsystems. Future products are expected to expand the company's strong presence in this market by providing Fibre Channel connectivity on the cPCI standard. Mass storage products represented 14% of total sales for 1997, compared to 16% in 1996.

Inter-system Connectivity Products. The company's inter-system connectivity products permit dissimilar computer standards to be connected. These products are typically provided to OEMs and systems integrators that are involved with custom applications such as connecting a Sun workstation to printing press control electronics for a new color printing press. Selected end-users include Indigo, an Israeli printing equipment company, Data Cube, an imaging subsystem supplier, and Credence Corporation, a manufacturer of equipment that produces electronic integrated circuits. By allowing a customer to connect dissimilar computer standards, the company's products preserve that customer's investment in existing installed equipment. These products represented 10% of total sales in 1997, compared to 10% in 1996. The company is not investing in this group of products and potential declines in these revenues may occur in 1998.

Sales, Marketing and Distribution

The company currently markets its products world-wide to a broad spectrum of end user customers through various channels including OEMs, VARs, distributors and systems integrators. Currently, nearly 90% of the company's sales are made domestically while the remainder represents international sales. Approximately 80% of the company's North American business is sold through the company's direct sales force to OEMs and systems integrators. The remainder is sold to end users through distributors and VARs.

In North America, the company operates five direct sales offices, located in San Diego, California, Rochester, New York, Old Saybrook, Connecticut, Houston
Texas, and Minneapolis, Minnesota. The company also maintains a European presence through a sales office in Munich, Germany. Currently, 17 technically trained sales, marketing and support personnel conduct the company's selling efforts out of these offices. In addition, independent sales representatives covering selected geographic areas and distributors handling selected products supplement the company's direct sales team on a worldwide basis. The company believes that due to the technical nature of its products, it is essential to employ sales people who are knowledgeable in the network and communications fields and are able to adequately respond to inquiries that arise concerning the capability and performance levels of the company's products.

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

The company also sells products to distributors that are end user oriented, such as network systems products, data storage interface products and certain LAN interface products. Distributors purchase the company's products and resell them to their VARs or end-users. Distributors who sell the company's products are currently managed by the company's direct sales force. The company carries out several marketing strategies to support these distributors including advertising in national and international trade publications, sponsoring customer training sessions and participating in trade shows throughout North America, Western Europe and the Pacific Rim.

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

With all of its products, the company executes various ongoing marketing strategies designed to attract new customers and to stimulate additional purchases from existing customers. These strategies include direct mail campaigns and catalogue distribution, direct telemarketing, special pricing programs, active participation in technical standards groups, participation in national and regional trade shows and selected trade press advertisements and technical articles.

The company continues to believe that the international market represents untapped opportunities for the company's products as sales outside the U.S. represented only 10% of the company's net sales in 1997 as compared to 11% and 14% for 1996 and 1995, respectively. In the past, the company has sold its products within Europe and the Asia Pacific countries through distributors managed by sales individuals who reside at corporate offices in North America. Management believes that it can develop expanded sales channels and marketing alliances with respect to both new and existing international markets. The company's products are currently sold by 25 international distributors throughout the major industrialized countries in Europe and the Asia Pacific area. The company also operates a sales office in Munich, Germany to better support the Western European markets. In addition, the company has engaged two international marketing organizations to assist in more aggressive development of the Pacific Rim and Western Europe territories across all of its product offerings. This is viewed as an interim step that is designed to lead to additional direct sales offices in Europe and assuming the Asian economic climate improves, an initial sales office in the Pacific Rim by late 1998 or early 1999. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. All payments for sales outside the United States are made in U.S. dollars.

Customers

The company has over 300 active customers worldwide, including major OEMs, systems integrators, and educational/research organizations, many of which are Fortune 500 companies.

The company has two general types of customers. The first category includes customers that are technically oriented and assemble a product or system for a specific end use, using components and subassemblies supplied by vendors such as the company. These products or systems are typically sold on either a repetitive basis or on a lower volume, purpose-built basis. End use equipment or systems sold by OEMs on a repetitive basis using the company's products include a sophisticated workstation and server computers with high speed WAN interconnections to the Internet or private communication facilitates, a check scanning console provided to banks to convert canceled check information into electronic images and mass data storage equipment provided by RAID systems manufacturers to commercial users such as police/fire departments, hospitals and government organizations. Examples of lower volume purpose-built end use equipment incorporating the company's products include FDDI networks used by the United States Navy for shipboard use, deep space network data collection for space research and data collection/network systems for air traffic control and radar installations. The second category includes customers that are less technically proficient. These customers require products that are expected to be self-installing and require limited knowledge of the products' internal operation. These products are often referred to as "plug n' play" or "shrink wrapped", implying a readiness to simply install the end application without the need to have extensive technical knowledge. The company's products that fit into this category are the SBus and PCIbus mass storage interface, the SBus and PCIbus LAN products (Ethernet and FDDI NICs) and selected WAN interface products operating on the SBus and PCIbus standards. In 1997, the largest single customer represented 8% of sales and the top five customers accounted for 34% of 1997 revenues.

Backlog

At March 2, 1998, the backlog of scheduled orders was $4.7 million, compared to $6.1 million at March 9, 1997. Although orders are subject to cancellation in the normal course of business, historically the company has filled most of its firm orders. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The company's business is generally not considered to have large seasonal swings, but some of the business (primarily LAN interface products and Network systems products) is project-related, driven by customer demand, which can cause quarterly fluctuations in revenues.

Environmental Matters

The company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment has any material effect on its capital expenditures, earnings or competitive position.

Competition

The market for computer communications, networking and mass storage interface products is intensely competitive and characterized by rapid technological innovations, resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this industry include product performance and functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition and increases in relative price/performance ratios. In the WAN interface product market, the company's products compete with products from SBE Incorporated, Adax, Incorporated and Digi International, Incorporated. In the emerging cPCI arena, the company's competition is less well-defined, although early entrants include Cyclone, Inc. and SBS Technologies, Inc. In the LAN interface product market, the company competes with Network Peripherals Inc., Osicom Technologies, Incorporated and Interphase Corporation. In the mass storage interface product market, the company competes with such companies as Interphase Corporation, MacroLink Incorporated, Sun Microsystems and Emulex Corporation.

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

Research and Development

The company's research and development expenses, plus costs attributable to the development of software, for 1997, 1996 and 1995 were approximately $3.7 million, $3.0 million and $2.0 million, respectively. This represents an increase of 26% from 1996 to 1997. These expenses consist primarily of employee costs and material consumed in developing and designing new products. To a lesser degree, there have been limited expenses devoted to technology acquisition, software license/tools and contract product development.

The company has, as a result of prior research and development expenditures, developed significant core competencies applicable to high speed fiber-optic local area networking, wide area networking, switching and mass storage interface solutions. The company expects that research and development funding will continue to increase significantly in 1998. This funding will be directed at further leveraging these competencies and carrying out additional product development in the areas of communications and network switching. These research and development programs are expected to include expansion of both hardware and software related to WAN and LAN network adapter products, continued enhancement of the current LAN/FDDI offerings, next generation Ethernet switching, expansion of mass storage interface products to encompass Fibre Channel technologies and expanded communication server products. In addition to specific product related expenditures, the company has increased its internal capability to design and implement ASICs. This will be an important cornerstone for continued future enhancements of WAN and LAN network adapters, advanced mass storage interfaces and high performance switching architectures to support the emerging Gigabit Ethernet LAN technology.

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

Manufacturing

The company maintains a state-of-the art product assembly and manufacturing facility at its Rochester, New York facility. This facility operates under an integrated MRP system that significantly reduces lead time and inventory investments and facilitates effective demand forecast. In December 1997, the company received ISO 9002 certification of its manufacturing facilities and quality management systems. By maintaining an in-house manufacturing capability, management believes that the company has, to a certain extent, insulated itself from the risks inherent in dealing with independent subcontractors. The company does not have to compete with those who may be using subcontractors, nor is it subject to the timing delays that often result when subcontractors are unable to meet the manufacturing requirements of their customers. In addition, through its in-house manufacturing capability, the company is able to oversee directly its quality control process and the timeliness of product delivery. The company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the company's results of operations.

Employees

As of February 28, 1998, the company had 140 full-time employees. Management believes its relations with its employees are good. The company's employees are not subject to collective bargaining agreements.

 These employees work in the following areas:

                  Research and Development                    46
                  Marketing and Sales                         20
                  Manufacturing                               57
                  General and Administrative                  17

Competition for technical personnel in the company's marketplace is intense. Management believes that the company's future success will depend on its ability to continue to attract and retain qualified personnel.

Risk Factors

Technological Change and New Product Introductions. The market for the company's products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the standards of the industry change. Additionally, the overall computer networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The company's future revenues will depend upon the company's ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that meet or exceed new industry standards. New product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product's introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in the products or their component parts, or the failure to achieve market acceptance would have a material adverse effect on the company's revenues and operating results.

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

Dependence on Key Customers. There can be no assurance that the company's principal customers will continue to purchase products from the company at current levels. Customers typically do not enter into long-term volume purchase contracts with the company and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the company's major customers, and the reduction, delay or cancellation of orders or a delay in shipment of the company's products to such customers would have a material adverse effect on the company's revenues and operating results. (See Management's Discussion & Analysis included elsewhere in this report).

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

Potential Fluctuations in Annual and Quarterly Results. The company's annual and quarterly operating results may in the future vary significantly depending on factors such as the timing and shipment of significant orders, new product introductions by the company and its competitors, market acceptance of new and enhanced versions of the company's products, changes in pricing policies by the company and its competitors, the mix of distribution channels through which the company's products are sold, inability to obtain sufficient supplies of sole or limited source components for the company's products, seasonal and general economic conditions. The company's expense levels are based, in part, on the company's expectations as to future revenue. Since a substantial portion of the company's revenue in each quarter result from orders shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, revenues and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of the company's net expenses varies with its revenue. (See Management's Discussion and Analysis included elsewhere in this report).

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

Although management believes that the company's products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, resulting in costly litigation in which the company may not ultimately prevail. Adverse determinations in such litigation could result in the loss of the company's proprietary rights, subject the company to significant liabilities, require the company to seek licenses from third parties or prevent the company from manufacturing or selling its products, any of which will have a material adverse effect on the company's revenues and operating results.

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

ITEM 2 - Properties

The company's principal executive offices, manufacturing facilities and the majority of its research and development facilities are located in Rochester, New York in a 30,000 square foot building in a high technology business park that was constructed specifically for the company in 1990. The lease for this facility expires in the year 2001. The company has an option to renew the lease for two successive five-year terms. The company also leases approximately 6,800 square feet of office space in San Diego, California pursuant to a lease which expires in November 1999. This facility houses a portion of the company's software engineering, sales and marketing operations. The company also leases sales offices at five locations. There is currently no excess office capacity at the company's Rochester, New York facility, and management believes that the company will have to identify and obtain additional office space in 1998 to accommodate the company's operations. Management believes that there are adequate office facilities available in and around the Rochester area.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

PART II

ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder
         Matters

The company's Common Stock is traded on the NASDAQ National Market System under the trading symbol "PTIX". The following table sets forth, for the periods indicated, the high and the low closing prices for the Common Stock, as reported on the NASDAQ National Market System since January 24, 1996, the effective date of the company's Registration Statement on Form S-1 for the company's initial public offering of its Common Stock. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. Where appropriate, all prices have been adjusted for the company's three-for-two stock split effected in September 1997.

                  1997                     High             Low
                  ----                     ----             ---

         First Quarter                  $  8.67          $  6.83
         Second Quarter                   10.33             7.00
         Third Quarter                    19.38            10.00
         Fourth Quarter                 $ 21.75          $ 13.50

                  1996                     High              Low
                  ----                     ----              ---
         First Quarter
         (from January 24, 1996)        $  8.50          $  5.33
         Second Quarter                   11.83             7.83
         Third Quarter                     9.67             8.08
         Fourth Quarter                 $  8.17          $  6.44

As of February 25, 1998, there were 198 stockholders of record of the company's Common Stock.

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

Proceeds from the sale of securities:
Gross proceeds                                             $ 12,800,000
Less: Underwriter's commission                                  896,000
      Finder's fees                                                   0
      Underwriter's expenses                                     27,000
      Payments to Directors, Officers, General Partners               0
      Other                                                     461,000
                                                           ------------
Net proceeds                                               $ 11,416,000
                                                           ============

Use of Proceeds:
Construction of facilities                                 $          0
Purchase of machinery                                         1,588,000
Purchase of real estate                                               0
Acquisition of other business(es)                                     0
Repayment of debt                                                     0
General working capital purposes                                      0
Temporary investments                                         2,679,000
Inventory for new products                                    1,265,000
Software development                                          1,084,000
Product development                                           4,800,000
                                                           ------------
Total use of proceeds                                      $ 11,416,000
                                                           ============

ITEM 6 - Selected Financial Data
          (in thousands, except per share amounts)

For the Years Ended December 31: ........       1997        1996        1995        1994       1993
                                               -----       -----       -----       -----      -----

Sales ...................................   $ 30,336    $ 24,843    $ 17,891    $ 12,562   $ 10,805
Income from continuing operations .......      5,131       3,734       2,393       1,618      1,218
Loss from discontinued operations .......                                (19)     (1,133)      (455)
Basic earnings per share:
    Income from continuing operations (1)   $    .71    $    .53    $    .52    $    .36   $    .27
    Weighted average common shares ......      7,231       7,020       4,590       4,549      4,509
Diluted earnings per share:
    Income from continuing operations (1)   $    .68    $    .52    $    .52    $    .34   $    .26
    Weighted average common and common
        equivalent shares ...............      7,522       7,248       4,623       4,705      4,640

At December 31: .........................       1997        1996        1995        1994       1993
                                               -----       -----       -----       -----      -----
Working capital .........................   $ 26,584    $ 20,965    $  6,215    $  4,369   $  4,689
Total assets ............................     31,626      26,089      10,523       9,312      9,246
Long-term debt, less current portion ....   $     18    $     30    $     57    $    622   $  1,504

(1) All per share amounts have been adjusted where appropriate, for the three-for-two stock split effected in September 1997.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company's financial condition and results of operations during the periods included in the accompanying financial statements focuses on the company's continuing operations and does not include any discussion or analysis with respect to those operations that were discontinued in 1995.

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

Overview

In 1997, the company achieved record revenues and income from continuing operations for the fifth consecutive year and the second record year as a publicly traded company. Net income in 1997 increased by 37% and revenues increased by 22%. At the end of 1997, the company had approximately $21 million in cash, cash equivalents and marketable securities and no significant debt. For 1997, the company generated income from operations, excluding depreciation and amortization (EBITDA), of $8.7 million as compared to $5.9 million in 1996. EBITDA, however, does not represent cash from operating activities as defined by generally accepted accounting principles (see consolidated statements of cash flows). Return on equity for 1997 was 20.2% and return on assets was 17.8%. While the company's customer related activities continue at very high levels, management is monitoring the 1998 first quarter order rate and shipment activities closely. A softening in orders was noted in the latter months of 1997 as a number of customers adjusted inventories and took a cautious position with respect to the market disruptions in certain areas of the world. As a result, the company entered 1998 with a lower than traditional backlog.

On September 15, 1997, the company effected a three-for-two stock split in the form of a 50% stock dividend which increased the number of shares outstanding to
7.2 million shares.

The company's revenues are generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The company's products operate on various operating systems including UNIX, Windows NT TM, VxWorks and Linux. The company has a history of adapting its products to a continually changing marketplace and the historical increase of sales is primarily the result of developing new products and of increasing the unit sales volumes of existing products. During 1997, the company introduced and began shipping several new communications and mass storage interface products for the PCIbus market and announced new products for the cPCI market. cPCI is a new standard bus architecture that combines the attributes of the VMEbus and PCIbus hardware into a ruggedized industrial system for the embedded OEM marketplace. Initially the company will migrate its Wide Area Network adapter products to this new standard but later in 1998, mass storage adapters based on SCSI and Fibre Channel technologies will be available. These new products will initially be directed toward telecommunications and industrial applications. Cooperative marketing relationships with Ziatech Corporation and VI Computer Inc., both selling processors for the cPCI market, were announced in January 1998. Even in this early stage of this emerging market, the company is seeing significant new business opportunities based on this technology. Production units of the WAN cPCI products will be available during the second half of 1998. The company also introduced three new fast Ethernet switch products which expands the Nebula TM product line with the next generation of fast Ethernet products and incorporates features for high reliability and fault tolerance. Production units of these new switching products are expected to be available in second quarter of 1998.

Historically, approximately 65% to 85% of the company's revenues have been generated by sales of products to OEMs. During 1997, the company entered into three distribution relationships to broaden its worldwide distribution network of VARs, distributors and systems integrators for the company's SBus and PCI products. In addition, a relationship was established with International Business Development Specialist (IBDS) to enhance the company's distribution efforts in the Asia-Pacific region and other international regions. International sales were $3.0 million in 1997, compared to $2.6 million in 1996 and $2.5 million in 1995.

At the end of 1997, the company integrated the operations and assets of its San Diego based subsidiary, UconX Corporation, into its corporate operations. The company believes that a combined corporate structure can better capitalize on the unique capabilities and resources of the individual organizations. The engineering staff for this location has been assigned to accelerate certain of the company's WAN development projects. The company believes that redirecting these valuable engineering resources onto corporate projects will result in delivering WAN products to market more rapidly. The products and services of UconX will continue to be supported and sold, but consolidated revenues may be impacted in the short term.

In December 1997, the company was awarded ISO 9002 Certification achieving compliance with quality standards developed by the International Organization of Standardization of Geneva, Switzerland. The company believes that securing the ISO 9002 Certification validates and reinforces the company's commitment to manufacturing products to the highest quality standards.

Results of Operations

The following table sets forth for the years indicated certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report:

                                                 Year Ended December 31,
                                                1997      1996       1995
                                                ----      ----       ----
Sales ...................................      100.0%    100.0%     100.0%
Cost of goods sold ...........................  41.8      43.7       44.4
                                               -----     -----      -----
Gross profit .................................  58.2      56.3       55.6
                                               -----     -----      -----

Operating expenses:
   Selling and marketing .....................  13.1      12.9       11.8
   Research and development ................... 12.3      11.9       10.9
   General and administrative .................  8.9      11.0       14.6
                                               -----     -----      -----
         Total operating expenses ............. 34.3      35.8       37.3
                                               -----     -----      -----
Income from operations .......................  23.9      20.5       18.3

Other income, net ............................   3.4       3.0        1.1
                                               -----     -----      -----
Income before taxes and minority interest ....  27.3      23.5       19.4

Provision for income taxes ...................  10.4       8.4        5.8
Minority interest ............................   0.0      (0.1)      (0.2)
                                               -----     -----      -----
   Income from continuing operations ........   16.9%     15.0%      13.4%
                                               =====     =====      =====

Year Ended December 31, 1997, Compared with the Year Ended December 31, 1996

Sales.  Sales  for 1997  increased  by  $5,493,000  (22%) to  $30,336,000,  from
$24,843,000 for 1996. The Company's  products are grouped into five  categories:
WAN Interface Adapter products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products.

Shipments of WAN Interface Adapter products amounted to 47% of sales during 1997, compared to 42% for 1996. This increase is attributable to introductions over the last twelve to eighteen months of several new WAN products and several new OEM customers integrating these products into their product applications. Shipments of LAN Interface Adapter products for 1997 amounted to 20% of sales, compared to 21% for 1996. The largest share of the Company's LAN business is generated from Commercial Off-the-Shelf (COTS) Defense applications which is project-oriented and is difficult to predict on a quarterly basis. Combined WAN and LAN sales grew by 30% in 1997 and represented 77% of the company's business in the fourth quarter of 1997.

Shipments of Network Systems products represented 9% of total sales in 1997 and 11% for 1996. Network Systems are primarily comprised of shipments of I/O subsystems to a major OEM customer and specialty protocol software business sold by the company's subsidiary, UconX Corporation. During the first nine months of 1997, shipments of the I/O subsystem to this customer represented $1.6 million of revenue. Due to what appears to be a slowdown in orders for the customer's product that incorporates the company's I/O subsystem product, this customer requested delays of its fourth quarter deliveries and has not placed any orders for product deliveries for the first half of 1998. The specialty software protocol business is typically project-oriented which can result in fluctuations. The volume of this business in 1997 was less than originally forecasted and at the end of 1997, the company integrated the UconX organization into its corporate structure. The products and services of UconX will continue to be sold but future engineering efforts will be more focused on PTI's WAN projects.

Shipments of Mass Storage Interface products for 1997 amounted to 14% of sales, compared to 16% in 1996. The decrease in sales volume is believed to be attributable to a slow down in the RAID/disk drive market primarily associated with the Pacific Rim economic issues in the fourth quarter and technology changes occurring in this market. These changes include customers transitioning from SBus to PCIbus applications and from the slower SCSI adapters to faster Fibre Channel adapters. The company has been transitioning its products and customers into these new technologies; however, the decline in the SBus business has been greater than the increase in the PCI business. The company continues to believe that there are significant opportunities for the company's Fibre Channel adapter and is working on establishing new agreements with certain OEM's within the next few months.

Shipments of Inter-system Connectivity products represented 10% of sales 1997 and 10% of total sales 1996. The Company is not investing in this group of products and a declining trend in these revenues is expected.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit for 1997 increased by $3,647,000 to $17,641,000, from $13,994,000 for 1996 due to increased sales volumes. Gross margin percentage improved to 58.2% of sales for 1997, from 56.3% in 1996. The improved margin is attributable to favorable product mix along with manufacturing efficiencies associated with higher sales volumes.

Total Operating Expenses. Total operating expenses increased to $10,419,000 for 1997, from $8,907,000 for 1996, but declined as a percentage of sales from 35.8% in 1996 to 34.3% in 1997. The Company made significant investments in sales, marketing, research and development during 1997 while reducing its general and administrative expenses as a percentage of sales.

Selling and marketing expenses increased by 24.2% to $3,988,000, or 13.1% of sales for 1997, from $3,210,000, or 12.9% of sales for 1996. The company added staff to the sales and marketing departments resulting in an increase of compensation-related expenses in an effort to promote the company's products more extensively and increase market penetration. Spending for marketing and promotion increased in 1997 as compared to 1996, primarily due to the costs incurred to introduce the new switching products and to improve the company's presence in the marketplace. Management expects to increase marketing expenditures for advertising, trade shows and promotion in an effort to expand sales of controller and switching products.

Research and development expenses increased by 25.7% to $3,720,000, or 12.3% of sales for 1997, compared to $2,960,000, or 11.9% of sales for 1996. Research and development expenses consist primarily of employee salaries and benefits costs, cost of materials consumed in developing and designing new products and, to a lesser extent, contract development. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold. The increase in research and development expenses in 1997 was primarily attributable to the hiring of eight additional engineers and the development of the new ASIC for the new switching products. The company needs to continually invest in new product development to stay abreast of technological changes in its markets. The company expects to commit greater resources to research and development in the future, including hiring engineers for new product development and greater product development resources associated with the new switching products.

General and administrative expenses decreased to 8.9% of sales for 1997, or $2,711,000, compared to $2,737,000, or 11.0% of sales for 1996. The decrease as a percentage of sales is primarily attributable to maintaining control of administrative expenses.

Other income, net. Other income consists primarily of interest income from cash equivalents and marketable securities. The funds are primarily invested in money market funds, high quality short term commercial paper and U.S. Treasury securities maturing in less than 12 months.

Income Taxes. The provision for income taxes for 1997 is based upon the combined federal and state effective tax rate of 38%, compared to 35.6% in 1996. The primary reasons for the increase in the combined tax rate are the higher research and development tax credits generated in 1996 and a lower benefit of State income taxes in 1997.


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

Selling and marketing expenses increased by 52% to $3,210,000, or 12.9% of sales for 1996, from $2,106,000, or 11.8% of sales for 1995. The company added sales people in North America and in Europe and commissions increased due to higher sales levels. The company also added staff to the marketing department in an effort to promote the company's products more extensively. The company spent an additional $600,000 in advertising and trade show expenses in 1996 to introduce several new products and to improve its presence in the marketplace.

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

General and administrative expenses increased by 5% to $2,737,000, or 11.0% of sales for 1996, compared to $2,609,000, or 14.6% of sales for 1995. The decrease as a percentage of sales, is primarily attributable to maintaining control of administrative expenses while sales increased by nearly 40%.

Other income, net. Other income consists primarily of interest income. During 1996, the company earned interest income on the net proceeds of its initial public offering of Common Stock. The funds are primarily invested in money market funds, high quality short term commercial paper and US Treasury securities maturing in 8 to 12 months.

Income Taxes. The provision for income taxes for 1996 is based upon the combined federal and state effective tax rate of 35.6%, compared to 29.8% in 1995. The primary reasons for the increase in the combined tax rate are the higher utilization of carryforward research and development tax credits in 1995 and the foreign sales exemption.


Liquidity and Capital Resources

At December 31, 1997, the company's primary source of liquidity included cash and cash equivalents of $8,833,000, marketable securities with a maturity less than one year of $12,010,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of December 31, 1997. The company had working capital of $26,584,000 at December 31, 1997, compared to $20,965,000 at December 31, 1996.

Cash generated by operating activities was $5,821,000, $3,642,000 and $3,297,000 in 1997, 1996 and 1995, respectively. The increase in cash generated from operating activities in 1997 is attributable to greater net income and a net increase in operating assets and liabilities.

Cash used in investing activities was $7,093,000, $7,469,000 and $619,000 in 1997, 1996 and 1995, respectively. During 1997, investing activities included the purchase of marketable securities of $13,008,000, the maturity of marketable securities of $7,100,000, and net capital equipment purchases of $481,000. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. In addition, the company capitalizes certain software development costs. Amounts capitalized and included within investing activities were $704,000, $380,000 and $193,000 in 1997, 1996 and 1995, respectively.

Cash provided by financing activities of $78,000 for 1997 was principally the result of the exercise of stock options. During 1996, cash provided by financing activities was principally the result of the company's initial public offering of its Common Stock in January 1996. During 1995, cash used by financing activities consisted primarily of borrowings and repayment of borrowings on the company's line of credit.

Many companies are facing a potential issue regarding the ability of information systems to accommodate the coming year 2000. The company has evaluated its information systems and believes that an appropriate plan is in place to ensure that all critical systems can, or will be able to, accommodate the coming century without material adverse effect on the company's financial condition, results of operations, capital spending or competitive position. Such plan consists of obtaining upgrades of its information systems from the company's software vendor to be year 2000 compatible. The current products sold by the company do not require any programming date changes to function as intended; however, the new switching products do require date sensitive programming and are being developed to be year 2000 compatible.

Assuming there is no significant change in the company's business, management believes that its current cash and marketable securities together with cash generated from operations and available borrowings under the company's loan agreement will be sufficient to meet the company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management has also initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the company's working capital requirements, liquidity or capital resources.



ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements: .....................................  Page

   Report of Independent Accountants ................................   19
   Consolidated Balance Sheets at December 31, 1997 and 1996 ........   20
   Consolidated Statements of Income for the Three Years
      Ended December 31, 1997 .......................................   21
   Consolidated Statements of Changes in Stockholders' Equity
      for the Three Years Ended December 31, 1997 ...................   22
   Consolidated Statements of Cash Flows for the Three Years
      Ended December 31, 1997 .......................................   23
   Notes to Consolidated Financial Statements .......................   25

Index to Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        Report of Independent Accountants



February 16, 1998



To the Board of Directors and Stockholders of Performance Technologies, Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/Price Waterhouse LLP
-----------------------
Price Waterhouse LLP
Rochester, New York


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           December 31,
                                                       1997             1996
                                                      ------           ------

Current assets:
 Cash and cash equivalents ....................   $  8,833,000     $ 10,027,000
 Marketable securities ........................     12,010,000        6,102,000
 Accounts receivable, net (Note B) ............      4,956,000        3,234,000
 Inventories, net (Note C) ....................      3,329,000        4,032,000
 Prepaid expenses and other ...................        346,000          284,000
 Deferred taxes (Note J) ......................        466,000          419,000
                                                  ------------     ------------
         Total current assets ...................   29,940,000       24,098,000

Equipment and improvements, net (Note D) ........      982,000        1,267,000
Software development, net (Note K) ..............      579,000          549,000
Other assets (Note E) ...........................      125,000          175,000
                                                  -------------    ------------
         Total assets ........................... $ 31,626,000     $ 26,089,000
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt (Note G) ...   $     12,000     $     26,000
 Accounts payable ..............................       824,000          953,000
 Income taxes payable ..........................       255,000           23,000
 Accrued expenses (Note F) .....................     2,265,000        2,131,000
                                                  ------------     ------------
         Total current liabilities ..............    3,356,000        3,133,000

Long term debt, less current portion (Note G) ...       18,000           30,000
Deferred taxes (Note J) .........................      220,000          219,000
                                                  ------------     ------------
         Total liabilities .......................   3,594,000        3,382,000
                                                  ------------     ------------

Commitments (Note H)

Stockholders' equity (Notes I, O)
 Preferred stock - $.01 par value: 1,000,000
  shares authorized; none issued at
  December 31,  1997 and 1996
 Common stock - $.01 par value;  15,000,000 shares
  authorized; 7,414,732 and 4,899,418 shares issued
  at December 31, 1997 and 1996, respectively ....      74,000           49,000
 Additional paid-in capital ....................    13,055,000       12,885,000
 Retained earnings .............................    15,061,000        9,930,000
 Treasury stock-at cost, 147,282 and 98,117
  shares held at December 31, 1997 and 1996 ...       (158,000)        (157,000)
                                                  ------------     ------------
         Total stockholders' equity ..............  28,032,000       22,707,000
                                                  ------------     ------------
         Total liabilities and
           stockholders' equity ................. $ 31,626,000     $ 26,089,000
                                                  ============     ============






              The accompanying notes are an integral part of these
                             financial statements.





             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                             Year Ended December 31,
                                        1997            1996            1995
                                       ------          ------          ------


Sales ............................ $ 30,336,000    $ 24,843,000    $ 17,891,000
Cost of goods sold ...............   12,695,000      10,849,000       7,948,000
                                   ------------    ------------    ------------
Gross profit .....................   17,641,000      13,994,000       9,943,000
                                   ------------    ------------    ------------

Operating expenses:
 Selling and marketing ...........    3,988,000       3,210,000       2,106,000
 Research and development ........    3,720,000       2,960,000       1,955,000
 General and administrative ......    2,711,000       2,737,000       2,609,000
                                   ------------    ------------    ------------
         Total operating expenses    10,419,000       8,907,000       6,670,000
                                   ------------    ------------    ------------
Income from operations ...........    7,222,000       5,087,000       3,273,000

Other income, net ................    1,051,000         750,000         203,000
                                   ------------    ------------    ------------
Income before taxes and
 minority interest ...............    8,273,000       5,837,000       3,476,000

Provision for income taxes (Note J)   3,142,000       2,079,000       1,037,000
                                   ------------    ------------    ------------
Income before minority interest ..    5,131,000       3,758,000       2,439,000

Minority interest ................                      (24,000)        (46,000)
                                   ------------    ------------    ------------
Income from continuing operations     5,131,000       3,734,000       2,393,000

Loss from discontinued operations,
 net of tax benefits (Note O) ....                                      (19,000)
                                   ------------    ------------    ------------
Net income........................ $  5,131,000    $  3,734,000    $  2,374,000
                                   ============    ============    ============


Basic earnings per share (Note L):
 Income from continuing operations $        .71    $       .53     $        .52
                                   ============    ============    ============
 Net income ...................... $        .71    $       .53     $        .52
                                   ============    ============    ============

Diluted earnings per share (Note L):
 Income from continuing operations $        .68    $       .52     $        .52
                                   ============    ============    ============
 Net income ...................... $        .68    $       .52     $        .51
                                   ============    ============    ============








              The accompanying notes are an integral part of these
                             financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                   Additional
                   Common Stock    Paid-In     Treasury  Retained
                  Shares   Amount  Capital     Stock     Earnings       Total
                  ------   ------  -------     -----     --------       -----

Balance -
 January 1,1995 3,156,688 $32,000 $ 1,123,000 $(138,000)$ 4,392,000 $ 5,409,000

1995 Net income                                           2,374,000   2,374,000
Exercise of
 options/warrants 106,910   1,000     165,000                           166,000
Issuance of
 warrants                              62,000                            62,000
Tax benefit -
 warrant and
 option plans                          64,000                            64,000
Purchase of
 treasury stock -
 6,084 shares                                   (18,000)                (18,000)
Distribution to
 stockholders -
 spin off(Note O)                                          (570,000)   (570,000)
                ---------  ------  ----------  --------  ----------   ---------
Balance -
 December 31,
 1995           3,263,598  33,000   1,414,000  (156,000)  6,196,000   7,487,000

1996 Net income                                           3,734,000   3,734,000
Exercise of
 options/warrants  35,820              74,000                            74,000
Tax benefit -
 warrant and
 option plans                          25,000                            25,000
Purchase of
 treasury stock -
 37 shares                                       (1,000)                 (1,000)
Initial Public
 Offering stock
 proceeds
 (Note I)       1,600,000  16,000  11,372,000                        11,388,000
                ---------  ------  ----------   -------  ----------  ----------
Balance -
 December 31,
 1996           4,899,418  49,000  12,885,000  (157,000)  9,930,000  22,707,000

1997 Net income                                           5,131,000   5,131,000
Exercise of
 options           51,325   1,000     104,000                           105,000
Tax benefit -
 option plan                           90,000                            90,000
Three-for-two
 stock split    2,463,989  24,000     (24,000)
Purchase of
 treasury stock -
 71 shares                                       (1,000)                 (1,000)
                ---------  ------  ----------   -------  ----------  ----------
Balance -
 December 31,
 1997           7,414,732 $74,000 $13,055,000 $(158,000)$15,061,000 $28,032,000
                =========  ======  ==========  ========  ==========  ==========






              The accompanying notes are an integral part of these
                             financial statements.




             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                             1997          1996         1995
                                            ------        ------       ------

Cash flows from operating activities
 Net income                              $ 5,131,000   $ 3,734,000   $2,374,000
 Non-cash adjustments:
  Depreciation and amortization            1,490,000       831,000      675,000
  Reserve for inventory obsolescence         262,000       609,000      293,000
  Deferred income taxes                      (46,000)     (119,000)     (73,000)
  Other                                       21,000      (113,000)     236,000
 Changes in operating assets
  and liabilities:
  Accounts receivable                     (1,743,000)     (895,000)    (803,000)
  Inventories                                441,000    (1,229,000)    (783,000)
  Prepaid expenses and other                 (62,000)       25,000     (239,000)
  Accounts payable                          (129,000)     (474,000)     385,000
  Accrued expenses                           134,000       892,000      834,000
  Income taxes payable                       322,000       381,000      (97,000)
  Discontinued operations - non-cash
   charges and working capital charges                                  495,000
                                          ----------    ----------    ---------
 Net cash provided by
  operating activities                     5,821,000     3,642,000    3,297,000
                                          ----------    ----------    ---------

Cash flows from investing activities
 Cash purchases of equipment
  and improvements, net                     (481,000)     (719,000)    (297,000)
 Capitalized software development           (704,000)     (380,000)    (193,000)
 Purchase of marketable securities       (13,008,000)   (6,102,000)
 Maturities of marketable securities       7,100,000
 Purchase of remaining shares
  in subsidiary                                           (268,000)
 Investing activities of
  discontinued operations                                              (129,000)
                                          ----------    ----------    ---------
 Net cash used by investing activities    (7,093,000)   (7,469,000)   ( 619,000)
                                          ----------    ----------    ---------

Cash flows from financing activities
 Payments on capital lease obligations       (15,000)      (62,000)     (63,000)
 Repayment of line of credit
  and notes payable                          (11,000)      (12,000)  (1,446,000)
 Exercise of stock options and warrants      104,000        74,000      142,000
 Net proceeds from issuance of common stock             11,388,000
 Borrowings from line of credit                                         535,000
                                          ----------    ----------    ---------
Net cash provided (used)
  by financing activities                     78,000    11,388,000     (832,000)
                                          ----------    ----------    ---------
Net (decrease) increase in
 cash and cash equivalents                (1,194,000)    7,561,000    1,846,000

Cash and cash equivalents
 at beginning of year                     10,027,000     2,466,000      620,000
                                          ----------    ----------    ---------
Cash and cash equivalents
 at end of year                          $ 8,833,000   $10,027,000   $2,466,000
                                          ==========    ==========    =========




              The accompanying notes are an integral part of these
                             financial statements.




             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                Year Ended December 31,
                                             1997          1996         1995
                                            ------        ------       ------



Interest paid                            $     4,000   $    13,000  $    24,000
Income taxes paid                        $ 2,865,000   $ 1,853,000  $ 1,371,000



SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

Spin off to stockholders
   Accounts receivable                                              $    13,000
   Inventory                                                            642,000
   Prepaid expenses                                                      29,000
   Deferred tax assets                                                   47,000
   Equipment and improvements,
    net of accumulated depreciation                                     331,000
   Software capitalization, net of amortization                         472,000
   Accounts payable                                                    (139,000)
   Accrued expenses                                                    (117,000)
   Income taxes payable                                                  (5,000)
   Capital lease obligations, short term                                 (1,000)
   Deferred tax liabilities                                            (202,000)
   Loan payable                                                        (500,000)
                                                                     ----------
      Net distribution                                              $   570,000
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

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices at 315 Science Parkway, Rochester, New York. The company and its subsidiaries design, develop, manufacture and market high performance communications, networking and data storage interface products. The company's products are designed to enhance the performance of customers' computer network systems and include local and wide area network interface adapters, communication servers and mass storage interface products. The company also provides sophisticated software communications solutions. Applications for the company's products are targeted toward high performance, mission critical networking solutions and include: network interfaces for cellular telephone communications, FDDI adapter products used aboard navy vessels, communications servers used in air traffic control centers and data storage products found in bank automated teller machines.

Segment Data, Geographic Information and Significant Customers: The company operates in one industry segment. Export sales to customers outside the United States represent 9.9%, 10.8%, and 14.2% of the company's sales for the years ended December 31, 1997, 1996 and 1995, respectively. For 1997, 1996 and 1995, four customers accounted for approximately 28%, 30% and 21%, respectively, of the company's sales, with no single customer representing greater than 8%, 12% and 6%, respectively, of the company's sales.

Principles of Consolidation: The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, PTI Virgin Islands Company, Ltd., and UconX Corporation (Note E). Manutech Corporation of Rochester, Videk Corporation, the Performance Telecom business unit and the InformationView business unit have been shown in the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the year ended December 31, 1995 as discontinued operations (Note O). All significant intercompany transactions have been eliminated.

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

Concentration of Credit Risk: Financial instruments which potentially expose the company to significant concentrations of credit risk consist principally of bank deposits, marketable securities and accounts receivable. Marketable securities consist of high quality short-term interest bearing financial instruments. The company performs ongoing credit evaluations of its customers' financial condition and the company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out method.

Fair Value of Financial Instruments: The carrying amount of the company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and loans approximates their fair value at December 31, 1997, as the maturity of these instruments are generally short term. Due to differences in the interest rates on the long term debt compared to prevailing rates, the fair value of these instruments does vary from their carrying amounts, however, such differences are immaterial.

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

Marketable Securities: The company has classified all of its marketable debt securities as held to maturity and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the company's financial statements. Marketable securities classified as held to maturity are high credit quality securities in accordance with the company's investment policy. At December 31, 1997, cost approximates fair market value.

Equipment and Improvements: Equipment and improvements are recorded at cost. Depreciation is provided for using the straight-line method over the following useful lives:

     Machinery and equipment           3-10 years
     Office furniture and equipment    3-5 years
     Leasehold improvements            The lesser of 10 years or the lease term

Upon retirement or disposal of an asset, the asset and the related accumulated depreciation are eliminated from the accounts with gains or losses recorded in the Consolidated Statements of Income.

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

Income Taxes: The company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax credit carryforwards. Deferred income tax expense (benefit) represents the change in net deferred tax asset and liability balances.

Note B - Accounts Receivable

Accounts receivable consisted of the following at December 31, 1997 and 1996:

                                                             December 31,
                                                         1997           1996
                                                        ------         ------

Accounts receivable                                 $  5,148,000  $   3,405,000
Less:  allowance for doubtful accounts                  (192,000)      (171,000)
                                                    ------------  -------------
      Net                                           $  4,956,000  $   3,234,000
                                                    ============  =============

Note C - Inventories

Inventories consisted of the following at December 31, 1997 and 1996:

                                                             December 31,
                                                         1997           1996
                                                        ------         ------

Purchased parts and components                      $    954,000  $   1,601,000
Work in process                                        2,580,000      2,641,000
Finished goods                                           333,000        292,000
                                                    ------------  -------------
                                                       3,867,000      4,534,000
Less:  reserve for inventory obsolescence               (538,000)      (502,000)
                                                    ------------  -------------
      Net                                           $  3,329,000  $   4,032,000
                                                    ============  =============

Note D - Equipment and Improvements

Equipment and improvements consisted of the following at December 31, 1997 and 1996:

                                                             December 31,
                                                         1997           1996
                                                        ------         ------

Engineering equipment and software                  $  1,294,000  $   1,247,000
Manufacturing equipment                                1,140,000      1,295,000
Furniture and equipment                                  785,000        702,000
Leasehold improvements                                   130,000        123,000
                                                    ------------  -------------
                                                       3,349,000      3,367,000
Less:  accumulated depreciation and amortization      (2,367,000)    (2,100,000)
                                                    ------------  -------------
      Net                                           $    982,000  $   1,267,000
                                                    ============  =============

Total depreciation and amortization expense for equipment and improvements from continuing operations for 1997, 1996 and 1995 was $426,000, $417,000 and $318,000, respectively.

At December 31, 1996 fixed assets held under capital lease agreements were $271,000 and related accumulated amortization was $238,000. Related amortization expense from continuing operations was $29,000, $29,000 and $60,000 for 1997, 1996 and 1995, respectively.

Note E -  Other Assets

During 1996, the Company paid $268,000 to acquire the remaining shares of UconX Corporation resulting in UconX becoming a wholly-owned subsidiary. In connection with this transaction, additional goodwill of $188,000 was recorded. Amortization expense from continuing operations for goodwill was $50,000, $45,000 and $34,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note F - Accrued Expenses

Accrued expenses consisted of the following at December 31, 1997 and 1996:

                                                             December 31,
                                                         1997           1996
                                                        ------         ------
Accrued compensation                                $  1,500,000  $   1,431,000
Accrued payroll and other taxes                          126,000        266,000
Other accrued expenses                                   639,000        434,000
                                                    ------------  -------------
      Total                                         $  2,265,000  $   2,131,000
                                                    ============  =============


Note G - Long Term Debt and Credit Agreement

At December 31, 1997, the company has a revolving credit loan agreement with a bank under which it can borrow up to $3 million. Borrowings bear interest ranging between 150 basis points above the Libor rate to the bank's prime rate and are collateralized by trade accounts receivable, inventory, equipment, contract rights and intangibles. The agreement requires the company to meet certain financial and non-financial covenants. The company was in compliance with such covenants at December 31, 1997. There were no balances outstanding under this agreement at December 31, 1997 and 1996.

In June 1993, the company borrowed $80,000 from the City of Rochester to purchase equipment. The seven year loan bears interest at 2%. The loan is fully collateralized by an irrevocable letter of credit. This agreement contains a covenant requiring the company to maintain substantially all of its operations located within the boundaries of the municipality.

A summary of the long term debt outstanding at December 31, 1997 and 1996 is as follows:

                                                            December 31,
                                                        1997           1996
                                                       ------         ------
Loan payable                                        $  30,000     $   41,000
Capital lease obligations                                             15,000
                                                    ---------     ----------
                                                       30,000         56,000
Less:  current portion                                (12,000)       (26,000)
                                                    ---------     ----------
Long term portion                                   $  18,000     $   30,000
                                                    =========     ==========

As of December 31, 1997, the aggregate maturities of the loan payable for the years ending December 31, 1998, 1999, and 2000 were $12,000, $12,000 and $6,000, respectively.

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

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 1997 are as follows:

                                                                     Operating
                                                                       Leases
          1998                                                     $   450,000
          1999                                                         452,000
          2000                                                         371,000
          2001                                                         164,000
          2002                                                           7,000
                                                                   -----------
          Total minimum lease payments                             $ 1,444,000
                                                                   ===========


Rental expense from continuing operations amounted to $557,000, $500,000 and $563,000 for 1997, 1996 and 1995, respectively. Rental income from continuing operations amounted to $9,000 and $134,000 for 1996 and 1995, respectively.

Note I - Stockholders'  Equity

On July 31, 1997, the Board of Directors declared a three-for-two stock split of the company's common stock effected in the form of a stock dividend paid on September 15, 1997. All agreements concerning stock options and other commitments payable in shares of the company's common stock provided for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued was transferred from capital in excess of par value to the common stock account. All references to number of shares and to per share information in the consolidated financial statements, except shares authorized and 1996 common shares, have been adjusted to reflect the stock split on a retroactive basis.

On January 24, 1996, the company completed the issuance of an additional 1.6 million shares of its common stock through an initial public offering, resulting in net proceeds of $11.4 million.

In 1986, the company established an Incentive Stock Option Plan pursuant to which 1,800,000 shares of common stock were reserved for grant by the Board of Directors. Options may be granted to any officer, director or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the company's common stock). Options granted under the plan generally expire five years from the date of grant and generally vest 20% after one year, 50% after two years and 100% after three years.

With respect to non-qualified options, the company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock. Tax benefits related to such non-qualified stock options are credited to additional paid-in capital.

The following table summarizes stock option activity under this plan:


                                      Number of Shares            Price Ranges
                                      ----------------            ------------

Outstanding at January 1, 1995             273,201
Granted                                     24,000               $1.83-$  2.01
Exercised                                  (87,615)              $1.22-$  2.00
Expired                                     (9,600)              $1.52-$  1.67
                                          --------                ------------

Outstanding at December 31, 1995           199,986               $1.22-$  2.01
Granted                                    348,000               $6.67-$  9.83
Exercised                                  (48,510)              $1.22-$  1.83
Expired                                     (1,282)              $1.52-$  1.83
                                          --------                ------------

Outstanding at December 31, 1996           498,194
Granted                                    143,250               $7.25-$ 13.00
Exercised                                  (65,618)              $1.21-$  7.83
Expired                                     (2,325)              $1.21-$  7.83
                                          --------                ------------

Outstanding at December 31, 1997           573,501               $1.33-$ 13.00
                                          ========


At December 31, 1997, 435,335 options were vested and 855,937 options were available for future grant under the stock option plan.

During 1995, 75,000 warrants were issued to two of the company's officers, 3,000 warrants were issued to an outside director and 750 warrants were issued to a consultant. The warrants are exercisable for five years from the date of grant and have an exercise price of $1.83 per share. In 1995, the warrants were valued at $62,000 and the related charge was recorded to continuing operations. During 1996, 3,000 of such warrants were exercised.

The company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. The effect of this pronouncement on 1995, prior to the public offering of the company's common stock, is not significant. Had compensation cost for the company's stock option plan been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the company's net income would have been reduced to the pro forma amounts of $4,371,000 and $3,198,000, respectively. Basic earnings per share would have been reduced to the pro forma amounts of $.60 and $.46, respectively. Diluted earnings per share would have been reduced to the pro forma amounts of $.58 and $.44, respectively.

The assumption regarding the stock options issued in 1997 and 1996 was that 33% of such options vested annually. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0%; expected volatility of 61% and 65%; risk-free interest rate of 6.5% and 6.2%; and expected lives of five years.

Note J - Income Taxes

The provisions for income taxes from continuing operations for 1997, 1996 and 1995 were as follows:

                                                Year ended December 31,
Current income taxes .................    1997           1996           1995
                                         ------         ------         ------

   Federal ...........................$ 2,814,000    $ 1,852,000    $   916,000
   State .............................    374,000        346,000        194,000
                                      -----------    -----------    -----------
                                        3,188,000      2,198,000      1,110,000
Deferred provision (benefit) ......       (46,000)      (119,000)       (73,000)
                                      -----------    -----------    -----------
   Total provision ................   $ 3,142,000    $ 2,079,000    $ 1,037,000
                                      ===========    ===========    ===========

The provision for income taxes from continuing operations differs from those computed using the federal tax rate of 34% due to the following:

                                                    Year ended December 31,
                                                   1997       1996       1995
                                                  ------     ------     ------
Federal income tax at statutory rate ...........   34.0%      34.0%      34.0%
Research and development tax credits ...........   (2.0)      (2.7)      (4.8)
State tax provision, net of federal benefit ....    2.9        3.9        3.6
Other ..........................................    3.1        0.4       (3.0)
                                                  ------     ------     ------
Effective tax rate .............................   38.0%      35.6%      29.8%
                                                  ======     ======     ======

The company's net deferred income tax balance as of December 31, 1997 and 1996 consists of the following:

                                                            December 31,
Deferred tax liabilities                                 1997           1996
------------------------                                ------         ------
Capitalized software development cost, net          $    220,000  $     219,000
                                                    ------------  -------------
Deferred tax assets
-------------------
Accrued vacation, payroll and
  other accrued expenses                                (101,000)      (121,000)
Inventory obsolescence reserve and
  other inventory related items                         (205,000)      (171,000)
Bad debt reserve                                         (73,000)       (68,000)
Research tax credits                                     (31,000)       (35,000)
Other                                                    (56,000)       (24,000)
                                                    ------------  -------------
   Total deferred tax assets                            (466,000)      (419,000)
                                                    ------------  -------------
      Net deferred tax asset                        $   (246,000) $    (200,000)
                                                    ============  =============

The carryforward research credits begin to expire in 2006.

Note K - Research and Software Development Costs

The Corporation incurred research and software development costs relating to the development of new products for continuing operations during 1997, 1996 and 1995 as follows:

                                                 Year Ended December 31,
                                            1997          1996          1995
                                           ------        ------        ------
Gross expenditures for engineering
  and software development            $   4,764,000   $ 3,460,000   $ 2,177,000
Less:  amounts capitalized               (1,044,000)     (500,000)     (222,000)
                                      -------------   -----------   -----------
   Net charged to operating expenses  $   3,720,000   $ 2,960,000   $ 1,955,000
                                      =============   ===========   ===========

Software Development costs consisted of the following at December 31, 1997 and 1996:

                                                            December 31,
                                                          1997          1996
                                                         ------        ------
Capitalized software development costs                $ 2,442,000   $ 1,398,000
Less:  accumulated amortization                        (1,863,000)     (849,000)
                                                      -----------   -----------
   Net                                                $   579,000   $   549,000
                                                      ===========   ===========

Amortization of software development costs for continuing operations included in cost of goods sold was $1,014,000, $369,000 and $323,000 for 1997, 1996 and
1995, respectively.

Note L  - Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, was adopted by the company in the fourth quarter of 1997. This statement replaces the presentation of primary earnings per share with basic earnings per share, and also requires presentation of diluted earnings per share. Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.

The following table illustrates the calculation of both basic and diluted EPS for the years ending December 31, 1997, 1996 and 1995.

                                                Year ended December 31,
                                            1997          1996          1995
                                           ------        ------        ------
Basic earnings per  share
Net income available
  to common stockholders              $   5,131,000   $ 3,734,000   $ 2,374,000
                                      -------------   -----------   -----------
Weighted average common shares            7,230,902     7,019,746     4,590,450
                                      -------------   -----------   -----------
  Basic earnings per share            $         .71   $       .53   $       .52
                                      =============   ===========   ===========


                                                Year ended December 31,
                                            1997          1996          1995
                                           ------        ------        ------

Diluted earnings per share
Net income available
  to common stockholders              $   5,131,000   $ 3,734,000   $ 2,374,000
                                      -------------   -----------   -----------
Weighted average common shares            7,230,902     7,019,746     4,590,450

Common equivalent shares                    291,016       228,631        32,903
                                      -------------   -----------   -----------
Weighted average common and
  common equivalent shares                7,521,918     7,248,377     4,623,353
                                      -------------   -----------   -----------
  Diluted earnings per share          $         .68   $       .52   $       .51
                                      =============   ===========   ===========

Discontinued operations reduced diluted earnings per share by $.01 for 1995.

Note M - Employee Benefit Plans

The company's Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. Generally, all eligible full time employees may contribute up to 20% of their compensation subject to the IRS limitation of $9,500 per year toward their retirement on a tax deferred basis. The company has contributed matching contributions to the plan up to 2%, 3% and 3% of the participant's compensation in 1997, 1996 and 1995, respectively. The Plan is administered by the Principal Financial Group. Contributions from continuing operations amounted to $92,000, $126,000 and $67,000 for 1997, 1996 and 1995,
respectively. In conjunction with the company's Flexible Benefits plan, the company made additional qualified nonelective contributions to employee accounts in 1997 amounting to $108,000.

Note N - Transactions with Related Parties

The company leases its primary facility from an entity controlled by two directors of the company, one of whom is an officer. During 1997, 1996, and 1995, the company paid rent of $318,000, $307,000 and $297,000, respectively, for the use of this location. (Note H)

Note O - Discontinued Operations

In March 1995, the company sold the assets of the Manutech business unit for a net purchase price of $168,000. Effective March 31, 1995, the company completed a spin-off transaction (the "Spin-Off") whereby the company's Performance Telecom business unit, the InformationView business unit, and its wholly owned subsidiary, Videk Corporation, were combined into a new entity, Performance Telecom Corporation, the stock of which was distributed to the Company's stockholders. To accomplish the Spin-Off, the Company's Board of Directors declared a distribution to each of the Company's stockholders of one share of Performance Telecom stock for each share of the Company's Common Stock owned by its stockholders. The Spin-Off was structured to qualify as a tax-free transaction under the Internal Revenue Code. This transaction represents a distribution to stockholders and, therefore, there is no gain or loss reflected in the company's Consolidated Statements of Income.

The disposal of Manutech and the operations distributed in the Spin-Off are reflected as discontinued operations in the company's consolidated financial statements.

A summary of discontinued operations for the year ended December 31, 1995 is as follows:


Sales                                                      $   1,634,000
                                                           =============

Loss before income taxes                                   $    (189,000)
Income tax benefit                                               170,000
                                                           -------------
Loss from discontinued operations                          $     (19,000)
                                                           =============

Note P - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                  1997
                          -----------------------------------------------------
                                   (in thousands, except per share data)
                          Mar. 31         Jun. 30        Sept. 30       Dec. 31
                          -------         -------        --------       -------

Sales                      $7,434          $7,539         $7,606         $7,757
Gross profit                4,102           4,514          4,343          4,682
Income from operations      1,563           1,700          1,996          1,963
Net income                 $1,112          $1,200         $1,402         $1,417

Basic earnings per share   $ 0.15          $ 0.17         $ 0.19         $ 0.20
                           ======          ======         ======         ======
Dluted earnings per share  $ 0.15          $ 0.16         $ 0.18         $ 0.18
                           ======          ======         ======         ======


                                                  1996
                          -----------------------------------------------------
                                   (in thousands, except per share data)
                          Mar. 31         Jun. 30        Sept. 30       Dec. 31
                          -------         -------        --------       -------

Sales                      $5,537          $6,463         $6,412         $6,431
Gross profit                3,174           3,721          3,506          3,593
Income from operations      1,313           1,298          1,254          1,222
Net income                 $  897          $  910         $  912         $1,015

Basic earnings per share   $ 0.14          $ 0.13         $ 0.13         $ 0.14
                           ======          ======         ======         ======
Diluted earnings per share $ 0.13          $ 0.12         $ 0.12         $ 0.14
                           ======          ======         ======         ======



ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

The information required by Part III and each of the following items is omitted from this Report and presented in the company's definitive proxy statement to be filed, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the company's Annual Meeting of Stockholders to be held on June 3, 1998, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant

The section entitled "Election of Directors" appearing in the company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 1998, sets forth certain information with respect to the directors of the company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 1998, sets forth certain information with respect to the compensation of management of the company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 1998, set forth certain information with respect to the ownership of the company's Common Stock and is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Transactions" appearing in the company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 1998, sets forth certain information with respect to certain business relationships and transactions between the company and its directors and officers and is incorporated herein by reference.

PART IV

ITEM 14 - Exhibits, Financial Statement Schedules, Reports on Form 8-K

(1)      Financial Statements
     The financial statements filed as part of this report are included in the response to Item 8 of Part III of this 10-K report.

(2)      Financial Statement Schedules
     There were no financial statement schedules required to be filed because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)     Exhibits
Exhibit     Ref.
Number      Number      Description
-------     ------      -----------
3.1         (1)         Restated Certificate of Incorporation
3.2         (1)         Amended By-Laws
4.1         (1)         Form of Common Stock Certificate
4.2         (3)         Amended and Restated Stock Option Plan
10          (1)         Material Contracts
10.1        (2)         Revolving  Credit  Agreement  dated as of October 31,
                             1996 between the Registrant and The Chase Manhattan
                                   Bank, N.A.
10.2        (2)         Revolving  Credit Note in the amount of  $3,000,000
                             dated October 31, 1996 given by the Registrant to The Chase Manhattan Bank, N.A.
10.3        (1)         Security  Agreements  granted by the Registrant to
                             The Chase Manhattan Bank,  N.A. dated as of
                             April 13, 1985,  April 13, 1993 and as of June  17,
                             1993,  and  with  respect  to   Performance
                             Computer Corporation  only,  the Security
                             Agreement  dated as of June 17, 1993 granted to
                             The Chase  Manhattan  Bank,  N.A. by  Performance
                             Computer   Corporation  and  certain  other
                             Affiliates  of  the Registrant  (which other
                             Affiliates  have been released) and all
                             amendments and modifications thereto
10.4        (1)         Letter of Intent from the City of  Rochester to the
                             Registrant  dated May 4, 1993
10.5        (1)         Irrevocable  Standby Letter of Credit from The Chase
                             Manhattan  Bank, N.A. dated June 4, 1993
10.6        (1)         Promissory  Note in the amount of $80,000  dated June 8,
                             1993 given by the Registrant to the City of
                             Rochester
10.7        (1)         Letter  of  Credit  and   Reimbursement   Agreement
                             between C & J Enterprises and Chase Lincoln First Bank, N.A. dated September 1, 1990
10.8        (1)         Corporation   Guaranty  Agreement  granted  by  the
                             Registrant,   PTI Acquisition  Corporation to Chase
                             Lincoln First Bank, N.A. dated as of September 1, 1990
10.9        (1)         Guaranty  Agreement  dated August 31, 1995 between the
                             Registrant and the City of Rochester
10.10       (1)         Sublease  Agreement between the Registrant and C & J
                             Enterprises dated as of September 1, 1990
10.11       (1)         Master  Equipment  Lease  between  the  Registrant  and
                             Fleet Credit Corporation dated as of March 30, 1992
10.12       (1)         Master  Equipment  Lease between the  Registrant  and
                             M & M Associates dated February 1, 1993
10.13       (1)         Master  Equipment  Lease between the  Registrant  and
                             M & M Associates dated November 1, 1993
10.14       (1)         Agreement between the Registrant and Loral Test &
                             Information  Systems dated November 2, 1995
10.15       (1)         License Agreement between the Registrant and Willemijn
                             Houdstermaatschappij BV dated as of January 1, 1994

Exhibit     Ref.
Number      Number      Description
-------     ------      -----------

10.16       (1)         License  Agreement  between the Registrant and Spider
                             Systems  Limited dated March 18, 1992
10.17       (1)         Technology Transfer Agreement between the Registrant and
                             Newbridge Networks Corporation dated July 5, 1995
10.18       (1)         Real Property Lease for UconX Corporation, as Lessee
10.19       (1)         Line of Credit and  Security  Agreement  between  the
                             Registrant and UconX Corporation dated as of
                             September 1, 1992
10.20       (1)         Amendment to Line of Credit Agreement and Security
                             Agreement  between the Registrant and UconX
                             Corporation dated as of July 1, 1993
10.21       (1)         Second Amendment to Line of Credit and Security
                             Agreement between the Registrant and UconX
                             Corporation dated as of September 2, 1994
10.22       (1)         Employee Confidentiality, Non-Disclosure,
                             Non-Competition and Assignment Agreement between the Registrant, UconX Corporation and Thomas R. Stockey dated August 14, 1992
10.23       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition and Assignment Agreement between the Registrant,UconX Corporation and Robert S. Lindstrom dated August 14, 1992
10.24       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition and Assignment Agreement between the Registrant, UconX Corporation and Jean M. Lindstrom dated August 14, 1992
10.25       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition and Assignment Agreement between UconX Corporation and Kevin Quick dated August 16,
                                      1992
10.26       (1)         Employee   Confidentiality,    Non-Disclosure,
                             Non-Competition   and Assignment Agreement between
                             UconX Corporation and Tim Barba dated August 14,
                             1992
10.27       (1)         Shareholders'  Agreement among the  Registrant,
                             Shareholders of UconX Corporation and UconX
                             Corporation dated as of September 1, 1992
10.28       (1)         Adoption Agreement between the Registrant and Principal
                             Mutual Life Insurance Company dated September 20,
                                      1993
10.29       (1)         The Principal Financial Group Prototype Basic Savings
                             Plan dated May 7, 1990
10.30       (1)         Form of Stock Option Agreement
10.31       (1)         Form of Warrant Agreement
11          (1)         Statement re computation of per share earnings
21          (1)         Subsidiaries
23                      Consent of Price Waterhouse LLP, independent accountants
27                      Financial Data Schedule, pursuant to Item 601(c) of
                             Regulation S-K.

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995.
(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the Quarterly Period Ended September 30, 1996 filed November 14, 1996.
(3) Incorporated by reference to the Registrant Statement on Form S-8 filed July 30, 1997.


(4)      Reports on Form 8-K
         None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PERFORMANCE TECHNOLOGIES, INCORPORATED


Date:  March 19, 1998                                By:/s/DONALD L. TURRELL
                                                     --------------------
                                                     Donald L. Turrell
                                                     President and
                                                     Chief Executive Officer

                                                     /s/DORRANCE W. LAMB
                                                     --------------------
                                                     Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                     Vice President of Finance

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                      Date


/s/CHARLES E. MAGINNESS             Chairman of the Board         March 19, 1998
-----------------------
Charles E. Maginness                 and Director


S/DONALD L. TURRELL                 President, Chief Executive    March 19, 1998
-----------------------
Donald L. Turrell                   Officer and Director


/s/DORRANCE W. LAMB                 Chief Financial Officer,      March 19, 1998
-----------------------
Dorrance W. Lamb                    and Vice President of Finance


/s/BERNARD KOZEL                    Director                      March 19, 1998
-----------------------
Bernard Kozel


/s/JOHN E. MOONEY                   Director                      March 19, 1998
-----------------------
John E. Mooney


/s/JOHN M. SLUSSER                  Director                      March 19, 1998
-----------------------
John M. Slusser


/S/PAUL L. SMITH                    Director                      March 19, 1998
-----------------------
Paul L. Smith

Exhibit 23

                         Consent of Independent Accounts

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-24477) of Performance Technologies, Incorporated of our report dated February 16, 1998 appearing on page 19 of this Form 10-K.

/s/Price Waterhouse LLP
-----------------------
Price Waterhouse LLP
Rochester, New York
March 20, 1998