Form 10-Q
period 1998-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1998-05-13
CIK 1003950

-----------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q


(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1998
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



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


     The number of shares outstanding of the registrant's common stock was 7,302,700 as of May 5, 1998.

-------------------------------------------------------------------------------

                             Cover Page of 12 Pages

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                           Page

Part I.           Financial Information

Item 1.           Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (unaudited)
           and December 31, 1997                                              3

           Consolidated Statements of Income For The Three Months Ended
           March 31, 1998 and 1997 (unaudited)                                4

           Consolidated Statements of Cash Flows For The Three Months
           Ended March 31, 1998 and 1997  (unaudited)                         5

           Notes to Consolidated Financial Statements For The Three
           Months Ended March 31, 1998 (unaudited)                            6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              7


Part II.          Other Information

Item 2.    Changes in Securities and Use of Proceeds                         11

Item 6.    Exhibits and Reports on Form 8-K                                  11

Signatures                                                                   12

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                    March 31,     December 31,
                                                      1998            1997
                                                 -------------   -------------
                                                   (unaudited)

Current assets:
  Cash and cash equivalents                      $  13,017,000   $   8,833,000
  Marketable securities                             10,006,000      12,010,000
  Accounts receivable, net                           4,523,000       4,956,000
  Inventories, net - Note C                          3,559,000       3,329,000
  Prepaid expenses and other                           337,000         346,000
  Deferred taxes                                       466,000         466,000
                                                 -------------   -------------
         Total current assets                       31,908,000      29,940,000

Equipment and improvements, net                        921,000         982,000
Software development, net                              738,000         579,000
Other assets                                           115,000         125,000
                                                 -------------   -------------
         Total assets                            $  33,682,000   $  31,626,000
                                                 =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt              $      12,000   $      12,000
  Accounts payable                                   1,294,000         824,000
  Income taxes payable                                 894,000         255,000
  Accrued expenses                                   1,782,000       2,265,000
                                                 -------------   -------------
         Total current liabilities                   3,982,000       3,356,000

Long term debt, less current portion                    15,000          18,000
Deferred taxes                                         220,000         220,000
                                                 -------------   -------------
         Total liabilities                           4,217,000       3,594,000
                                                 -------------   -------------

Stockholders' equity
  Preferred stock
  Common stock - Note B                                 74,000          74,000
  Additional paid-in capital - Note B               13,092,000      13,055,000
  Retained earnings                                 16,480,000      15,061,000
  Treasury stock                                      (181,000)       (158,000)
                                                 -------------   -------------
         Total stockholders' equity                 29,465,000      28,032,000
                                                 -------------   -------------
         Total liabilities and
          stockholders' equity                   $  33,682,000   $  31,626,000
                                                 =============   =============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)





                                                       Three Months Ended
                                                     March 31,       March 31,
                                                      1998            1997
                                                 -------------   -------------

Sales                                            $   7,411,000   $   7,434,000
Cost of goods sold                                   2,863,000       3,332,000
                                                 -------------   -------------
Gross profit                                         4,548,000       4,102,000
                                                 -------------   -------------

Operating expenses:
  Selling and marketing                                893,000         909,000
  Research and development                           1,063,000         942,000
  General and administrative                           686,000         688,000
                                                 -------------   -------------
         Total operating expenses                    2,642,000       2,539,000
                                                 -------------   -------------
Income from operations                               1,906,000       1,563,000

Other income, net                                      311,000         230,000
                                                 -------------   -------------
Income before income taxes                           2,217,000       1,793,000

Provision for income taxes                             798,000         681,000
                                                 -------------   -------------
   Net income                                    $   1,419,000   $   1,112,000
                                                 =============   =============


Per share of common stock - Note D

   Basic earnings per share                      $         .20   $         .15
                                                 =============   =============

   Diluted earnings per share                    $         .18   $         .15
                                                 =============   =============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended
                                                     March 31,       March 31,
                                                      1998            1997
                                                 -------------   -------------

Cash flows from operating activities
   Net income                                    $   1,419,000   $   1,112,000
   Non-cash adjustments:
      Depreciation and amortization                    145,000         554,000
      Other                                              8,000           5,000
   Changes in operating assets and liabilities:
      Accounts receivable                              428,000        (890,000)
      Inventories                                     (230,000)       (692,000)
      Prepaid expenses                                   9,000         (18,000)
      Accounts payable                                 470,000         685,000
      Accrued expenses                                (483,000)       (507,000)
      Income taxes payable                             639,000         589,000
                                                 -------------   -------------
          Net cash provided by
            operating activities                     2,405,000         838,000
                                                 -------------   -------------

Cash flows from investing activities
   Cash purchases of equipment
     and improvements, net                             (60,000)       (168,000)
   Capitalized software development                   (172,000)       (193,000)
   Purchase of marketable securities                (1,000,000)     (3,998,000)
   Maturities of marketable securities               3,000,000
                                                 -------------   -------------
         Net cash provided (used) by
           investing activities                      1,768,000      (4,359,000)
                                                 -------------   -------------

Cash flows from financing activities
   Repayment of notes payable                           (3,000)         (2,000)
   Proceeds from issuance of common stock               14,000          14,000
   Payments on capital lease obligations                               (15,000)
                                                 -------------   -------------
         Net cash provided (used) by
           financing activities                         11,000          (3,000)
                                                 -------------   -------------
         Net increase (decrease) in
           cash and cash equivalents                 4,184,000      (3,524,000)

Cash and cash equivalents at beginning of period     8,833,000      10,027,000
                                                 -------------   -------------

Cash and cash equivalents at end of period       $  13,017,000   $   6,503,000
                                                 =============   =============

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                    For The Three Months Ended March 31, 1998
                                   (Unaudited)

Note - A The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 1997, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note - B There were 7,278,700 and 7,267,450 shares issued and outstanding (net of treasury shares held) at March 31, 1998 and December 31, 1997, respectively, of the Company's $.01 par value Common Stock. During the three months ended March 31, 1998, 12,450 common shares were issued upon the exercise of stock options.

Note - C Inventories consisted of the following at March 31, 1998 and December 31, 1997:


                                                    March 31,       December 31,
                                                      1998             1997
                                                 -------------   -------------
                                                   (unaudited)
Purchased parts and components                   $   1,341,000   $     954,000
Work in process                                      2,578,000       2,580,000
Finished goods                                         286,000         333,000
                                                 -------------   -------------
                                                     4,205,000       3,867,000
Less: reserve for inventory obsolescence              (646,000)       (538,000)
                                                 -------------   -------------
  Net                                            $   3,559,000   $   3,329,000
                                                 =============   =============

Note - D The following table illustrates the calculation of both basic and diluted earnings per share for the three months ending March 31, 1998 and 1997:

                                                    March 31,       March 31,
                                                     1998             1997
                                                 -------------   -------------
Basic earnings per share
Net income available to common stockholders      $   1,419,000   $   1,112,000
                                                 -------------   -------------
Weighted average common shares                       7,272,508       7,205,774
                                                 -------------   -------------
Basic earnings per share                         $         .20   $         .15
                                                 =============   =============

Diluted earnings per share
Net income available to common stockholders      $   1,419,000   $   1,112,000
                                                 -------------   -------------
Weighted average common and common
        equivalent shares                            7,673,640       7,377,419
                                                 -------------   -------------
Diluted earnings per share                       $         .18   $         .15
                                                 =============   =============


             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's operating performance is subject to various risks and uncertainties. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's future operating results could differ materially from those discussed in the forward looking statements and may be affected by various trends and factors which are beyond the Company's control. These include among other factors, as more particularly set forth below, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.


Overview

The Company achieved its twelfth consecutive quarter of record net income for the first quarter 1998. Net income increased 28%, to $1,419,000, from $1,112,000 for the first quarter 1997. Revenue for the first quarter was $7,411,000, compared to $7,434,000 for the same period in 1997. During the past twelve months, gross margin has steadily improved contributing to the increase in net income. At March 31, 1998, the Company had approximately $23 million in cash, cash equivalents, and marketable securities, and no significant debt. For the three months ended March 31, 1998, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of $2.0 million. EBITDA, however, does not represent cash from operating activities as defined by generally accepted accounting principles (See Consolidated Statements of Cash Flows).

The Company's revenue is generated from products designed to enhance the performance of network systems based on varied computer architectures including VMEbus, SBus and PCIbus. The Company's products operate on various operating systems including UNIX, Windows NT(TM), VxWorks and QNX. The Company has a history of adapting its products to a continually changing marketplace and historically the increase in sales has been primarily the result of developing new products and by increasing the unit sales volumes of existing products.

Management  believes that the Company's WAN Interface  adapter  products and its new Nebula (TM) family of network switch products will be key factors for continued growth for 1998 and beyond. The recent integration of the Company's west coast communications software subsidiary into the overall corporate research and development function provides the Company with one of the most comprehensive Wide Area Network product development capabilities in this market segment. Various new WAN communication interface products are planned for release during 1998. The anticipated Nebula fault-tolerant 100 Mbit/Gigabit network switch family, developed by the Company, was demonstrated in early May at Networld+Interop98 in Las Vegas. The financial community and those commercial, industrial and government operations that must have their networks available on a 7 days-a-week, 24 hours-a-day basis are the targeted markets for these new PTI networking products which emphasize high availability without significant price premiums. Production shipments for these products are scheduled to begin in the third quarter.

In addition, during the past six months, the Company has developed several new communications and mass storage products for the PCI and CompactPCI (cPCI) markets. cPCI is a new standard bus architecture combining the attributes of the VMEbus and PCIbus hardware into a ruggedized industrial system for the embedded OEM marketplace.

  Quarter Ended March 31, 1998, compared with the Quarter Ended March 31, 1997

Sales. Sales for the quarter ended March 31, 1998 were $7,411,000, compared to $7,434,000 for the first quarter 1997. The Company's products are grouped into five categories: WAN Interface adapter products, LAN Interface adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products.

WAN Interface adapter product revenue represented 63% of total sales in the first quarter 1998, compared to 49% for the same quarter of the prior year. For the current quarter, WAN Interface adapter product revenue increased by 28% over the respective quarter in 1997 and 23% from the fourth quarter 1997. A significant shipment to Dow Jones Markets, a contract announced in January, partially contributed to this increase. The Company's WAN Interface adapter products are found in a wide variety of applications and during the past twelve months the Company has introduced several new WAN products.

Shipments of LAN adapter products for the first quarter 1998 amounted to 10% of sales, compared to 14% for the first quarter 1997. The largest component of the Company's LAN business is generated from Commercial Off the Shelf (COTS) Defense applications which is project oriented and is difficult to predict on a quarterly basis. During the first quarter 1998, LAN adapter revenue was less than expected due to the delay in the award of a significant follow-on Defense contract which was scheduled for February. This contract is now expected to be awarded in June. Management believes that the Company will be awarded this follow-on business but this delay impacted LAN revenue in the first quarter and may also affect the second quarter revenue depending upon the award date.

Shipments of Network Systems products represented 7% of total sales for the first quarter 1998, compared to 15% for the same period a year earlier. Network Systems are primarily comprised of shipments of I/O subsystems to a major OEM customer and sales of protocol software for specialty WAN applications. The decrease in revenue during the first quarter, from a year earlier, is primarily attributable to significantly lower shipments to the OEM customer. This customer appears to be experiencing a slowdown in orders for the product that incorporates the Company's I/O subsystem. During the first three quarters of 1997, the Company shipped approximately $500,000 a quarter to this customer. No shipments to this customer were made during the fourth quarter 1997 and approximately $100,000 was shipped during this first quarter 1998. Management is discussing a volume shipment to this customer in the fourth quarter 1998, but no meaningful shipments are expected prior to that time.

Mass Storage products represented 11% of total sales for the first quarter 1998 and 16% of sales in the first quarter 1997. The decrease in sales volume is believed to be attributable to a slow down in the RAID/disk drive market primarily associated with the Pacific Rim economic issues and technology changes occurring in this market. These changes include customers transitioning from SBus to PCIbus applications and from the slower SCSI adapters to faster Fibre Channel adapters. The Company has been transitioning its products and customers into these new technologies, however, the decline in the SBus business has been greater than the increase in the PCI business. Management believes that there are significant opportunities for the Company's new PCI-to-Fibre Channel adapter. In April, the Company announced a new relationship with Ciprico to provide this PCI-to-Fibre Channel adapter for integration into their 7000 Series of Fibre Channel Disk Arrays.

Inter-system Connectivity products represented 9% of sales in the first quarter 1998, compared to 6% of sales for the first quarter of 1997. The Company is not investing in this group of products and a decline in this revenue for the year is expected.

International sales amounted to 11% of total sales for the first quarter 1998, compared to 8% for the same period in 1997.

Gross Profit. Gross profit for the first quarter of 1998 increased to $4,548,000, from $4,102,000 for the first quarter 1997. Gross margin was 61.4% of sales, six percentage points higher, for the first quarter, compared to the first quarter 1997. During the past year, management has improved gross margin by focusing on reducing its material costs and on improving its manufacturing efficiencies.

Total Operating Expenses. Total operating expenses increased to $2,642,000, or 35.6% of sales for the first quarter 1998, from $2,539,000, or 34.2% of sales for the same period in 1997. The Company expects to continue to make investments in sales, marketing, research and development while maintaining tight control on general and administrative expenses as a percentage of sales.

Selling and marketing expenses were $893,000, or 12.0% of sales for the first quarter 1998, compared to $909,000, or 12.2% of sales for the same quarter in 1997. During 1998, management expects sales and marketing expenses will accelerate as a percentage of sales in an effort to promote the new products being introduced this year. Within the past 120 days, the Company has presented its products at various trade shows across the country including: the Comnet trade show in Washington, D.C., the Gigabit Exhibit Expo in San Jose, California, the Navy League Expo in Washington, D.C., Networld+Interop98 in Las Vegas and several Real Time Shows around the world.

Research and development expenses were $1,063,000, or 14.3% of sales for the first quarter of 1998, compared to $942,000, or 12.7% of sales for the comparable 1997 quarter. Certain engineering expenses associated with the development of software are capitalized and amortized to cost of goods sold. The increase in research and development expenses in the current quarter is primarily due to additional costs associated with the ASIC chip set for the new Nebula product line. During the second half of 1998, management expects quarterly research and development expenses will decrease to more traditional levels as a percentage of sales from the first quarter level.

General and administrative expenses were $686,000, or 9.3% of sales for the first quarter of 1998 compared to $688,000, or 9.3% of sales for the first quarter of 1997. The Company continues to maintain tight control over its general and administrative expenses.

Other income, net. Other income consists primarily of interest income. Available cash is invested in money market funds, high-quality short-term commercial paper and United States Treasury securities maturing within twelve months.

Income Taxes. The provision for income taxes for the first quarter 1998 is based upon the combined federal and state effective tax rate of 36%, compared to 38% for the first quarter 1997. The net effective income tax rate is expected to decline slightly during the remainder of the year.

Liquidity and Capital Resources

At March 31, 1998, the Company's primary source of liquidity included cash and cash equivalents of $13,017,000, marketable securities with a maturity of less than one year of $10,006,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of March 31, 1998. The Company had working capital of $27,926,000 at March 31, 1998, compared to $26,584,000 at December 31, 1997 and
$22,281,000 at March 31, 1997.

Cash provided by operating activities was $2,405,000 for the quarter ended March 31, 1998, compared to $838,000 for the first quarter 1997. The increase in cash provided by operating activities for the three months ended March 31, 1998 is attributable to greater net income and improved management of working capital.

Capitalization of certain software development costs amounted to $172,000 for the quarter ended March 31, 1998, compared to $193,000 for the same period in 1997.

Many companies are facing a potential issue regarding the ability of information systems to accommodate the coming year 2000. The Company has evaluated its information systems and believes that an appropriate plan is in place to ensure that all critical systems can, or will be able to, accommodate the coming century without material adverse effect on the Company's financial condition, results of operations, capital spending or competitive position. Such plan consists of obtaining upgrades of its information systems from the Company's software vendor to be year 2000 compatible. The current products sold by the Company do not require any programming date changes to function as intended, however, the new switching products do require date sensitive programming and are being developed to be year 2000 compatible.

Assuming there is no significant change in the Company's business, management believes that its current cash and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, it is the Company's intention to continue aggressive new product introduction throughout 1998 for a variety of markets served by the Company. Management has also initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital requirements, liquidity or capital resources.


Note:  WindowsNT is a registered trademark of Microsoft Corporation.

             Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information



Item 2.           Changes in Securities and Use of Proceeds

The following table summarizes the proceeds from the sale of securities and use of proceeds therefrom in connection with the Registrant's Initial Public
Offering on January 24,  1996.  Amounts  reported  represent  an estimate of the amount of these expenditures.

Proceeds from the sale of securities:
Gross proceeds                                                   $ 12,800,000
Less:    Underwriter's commission                                     896,000
         Finder's fees                                                      0
         Underwriter's expenses                                        27,000
         Payments to Directors, Officers, General Partners                  0
         Other                                                        461,000
                                                                 ------------
Net proceeds                                                     $ 11,416,000
                                                                 ============

Use of Proceeds:

Construction of facilities                                       $          0
Purchase of machinery                                               1,648,000
Purchase of real estate                                                     0
Acquisition of other business(es)                                           0
Repayment of debt                                                           0
General working capital purposes                                            0
Temporary investments                                               1,847,000
Inventory for new products                                          1,265,000
Software development                                                1,256,000
Product development                                                 5,400,000
                                                                  -----------
Total use of proceeds                                            $ 11,416,000
                                                                 ============


Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None

                  B.       Reports on Form 8-K

                           There were no reports filed on Form 8-K during the three month period ended March 31, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PERFORMANCE TECHNOLOGIES, INCORPORATED



May 12, 1998                                   By: s/ Donald L. Turrell
                                               ------------------------
                                                      Donald L. Turrell
                                                       President and
                                                  Chief Executive Officer




May 12, 1998                                   By: s/ Dorrance W. Lamb
                                               -----------------------
                                                      Dorrance W. Lamb
                                             Chief Financial Officer and
                                               Vice President, Finance