Form 10-Q
period 1998-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1998-08-11
CIK 1003950

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------


                                    FORM 10-Q

(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1998
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



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


The number of shares outstanding of the registrant's common stock was 7,306,450 as of July 27, 1998.


--------------------------------------------------------------------------------
                             Cover Page of 13 Pages

                  -
             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                            Page

Part I.                       Financial Information


Item 1.                   Consolidated Financial Statements

             Consolidated Balance Sheets as of June 30, 1998
             (unaudited) and December 31, 1997                               3

             Consolidated Statements of Income For The Three
             Months Ended June 30, 1998 and 1997 (unaudited)                 4

             Consolidated Statements of Income For The Six
             Months Ended June 30, 1998 and 1997 (unaudited)                 5

             Consolidated Statements of Cash Flows For The  Six
             Months Ended June 30, 1998 and 1997 (unaudited)                 6

             Notes to Consolidated Financial Statements For The Six
             Months Ended June 30, 1998 (unaudited)                          7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8


Part II.                      Other Information

Item 2.      Changes in Securities and Use of Proceeds                      12

Item 4.      Submission of Matters to a Vote of  Security Holders           12

Item 6.      Exhibits and Reports on Form 8-K                               13

Signatures                                                                  14

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                     June 30,     December 31,
                                                       1998           1997
                                                  -------------  -------------
                                                    (unaudited)
Current assets:
 Cash and cash equivalents                        $  13,503,000  $   8,833,000
 Marketable securities                               10,002,000     12,010,000
 Accounts receivable, net                             3,978,000      4,956,000
 Inventories, net - Note C                            3,466,000      3,329,000
 Prepaid expenses and other                             300,000        346,000
 Deferred taxes                                         466,000        466,000
                                                  -------------  -------------
   Total current assets                              31,715,000     29,940,000
Equipment and improvements, net                         877,000        982,000
Software development, net                               958,000        579,000
Other assets                                                           125,000
                                                  -------------  -------------
   Total assets                                   $  33,550,000  $  31,626,000
                                                  =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long term debt                $      12,000  $      12,000
 Accounts payable                                       977,000        824,000
 Income taxes payable                                   260,000        255,000
 Accrued expenses                                     1,841,000      2,265,000
                                                  -------------  -------------
   Total current liabilities                          3,090,000      3,356,000
Long term debt, less current portion                     12,000         18,000
Deferred taxes                                          220,000        220,000
                                                  -------------  -------------
Total liabilities                                     3,322,000      3,594,000
                                                  -------------  -------------

Stockholders' equity
 Preferred stock
 Common stock  - Note B                                  75,000         74,000
 Additional paid-in capital - Note B                 13,136,000     13,055,000
 Retained earnings                                   17,341,000     15,061,000
 Treasury stock - Note B                               (324,000)      (158,000)
                                                  -------------  -------------
   Total stockholders' equity                        30,228,000     28,032,000
                                                  -------------  -------------
   Total liabilities and stockholders' equity     $  33,550,000  $  31,626,000
                                                  =============  =============




             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                       Three Months Ended
                                                             June 30,
                                                        1998          1997
                                                   -------------  -------------

Sales                                             $   6,051,000  $   7,539,000
Cost of goods sold                                    2,482,000      3,025,000
                                                  -------------  -------------
Gross profit                                          3,569,000      4,514,000
                                                  -------------  -------------

Operating expenses:
  Selling and marketing                               1,041,000      1,102,000
  Research and development                              907,000        972,000
  General and administrative                            600,000        740,000
                                                  -------------  -------------
    Total operating expenses                          2,548,000      2,814,000
                                                  -------------  -------------
Income from operations                                1,021,000      1,700,000

Other income, net                                       303,000        237,000
                                                  -------------  -------------
Income before income taxes                            1,324,000      1,937,000

Provision for income taxes                              463,000        737,000
                                                  -------------  -------------
    Net income                                    $     861,000  $   1,200,000
                                                  =============  =============


Per share of common stock - Note D

Basic earnings per share                          $         .12  $         .17
                                                  =============  =============

Diluted earnings per share                        $         .11  $         .16
                                                  =============  =============



             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                       1998           1997
                                                  -------------  -------------
Sales                                             $  13,462,000  $  14,973,000
Cost of goods sold                                    5,345,000      6,357,000
                                                  -------------  -------------
Gross profit                                          8,117,000      8,616,000
                                                  -------------  -------------
Operating expenses:
  Selling and marketing                               1,934,000      2,010,000
  Research and development                            1,970,000      1,915,000
  General and administrative                          1,286,000      1,429,000
                                                  -------------  -------------
    Total operating expenses                          5,190,000      5,354,000
                                                  -------------  -------------
Income from operations                                2,927,000      3,262,000

Other income, net                                       614,000        467,000
                                                  -------------  -------------
Income before income taxes                            3,541,000      3,729,000

Provision for income taxes                            1,261,000      1,417,000
                                                  -------------  -------------
    Net income                                    $   2,280,000  $   2,312,000
                                                  =============  =============

Per share of common stock - Note D

Basice earnings per share                         $        .31   $        .32
                                                  =============  =============

Diluted earnings per share                        $        .30   $        .31
                                                  =============  =============




             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                      1998           1997
                                                  ------------   --------------
Cash flows from operating activities
   Net income                                     $  2,280,000   $  2,312,000

Non-cash adjustments:
   Depreciation and amortization                       394,000        729,000
   Other                                                13,000         10,000
Changes in operating assets and liabilities:
   Accounts receivable                                 968,000       (419,000)
   Inventories                                        (137,000)      (265,000)
   Prepaid expenses and other                           48,000       (134,000)
   Accounts payable                                    153,000        100,000
   Accrued expenses                                   (424,000)      (314,000)
   Income taxes payable                                  5,000         61,000
                                                  ------------   ------------

     Net cash provided by operating activities       3,300,000      2,080,000
                                                  ------------   ------------

Cash flows from investing activities
   Cash purchases of equipment and improvements, net  (145,000)      (416,000)
   Capitalized software development                   (403,000)      (400,000)
   Purchase of marketable securities                (4,000,000)    (4,998,000)
   Maturities of marketable securities               6,008,000
                                                  ------------   ------------
     Net cash provided (used)
      by investing activities                        1,460,000     (5,814,000)
                                                  ------------   ------------

Cash flows from financing activities

   Repayment of notes payable                           (6,000)        (5,000)
   Proceeds from issuance of common stock               59,000         39,000
   Purchase of treasury stock                         (143,000)
   Payments on capital lease obligations                              (15,000)
                                                  ------------   ------------
     Net cash (used) provided
      by financing activities                          (90,000)        19,000
                                                  ------------   ------------

     Net increase (decrease) in
      cash and cash equivalents                      4,670,000     (3,715,000)

Cash and cash equivalents at beginning of period     8,833,000     10,027,000
                                                  ------------   ------------
Cash and cash equivalents at end of period        $ 13,503,000   $  6,312,000
                                                  ============   ============


             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                     For The Six Months Ended June 30, 1998
                                   (Unaudited)

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

Note - B There were 7,289,650 and 7,267,450 shares issued and outstanding (net of treasury shares held) at June 30, 1998 and December 31, 1997, respectively, of the Company's $.01 par value Common Stock. During the six months ended June 30, 1998, 38,400 common shares were issued upon the exercise of stock options and 16,200 common shares were added to the number of treasury shares held.

Note - C  Inventories  consisted of the following at June 30, 1998 and  December
          31, 1997:
                                                    June 30,     December 31,
                                                     1998            1997
                                                  -----------    ------------
         Purchased parts and components           $ 1,362,000    $    954,000
         Work in process                            2,552,000       2,580,000
         Finished goods                               196,000         333,000
                                                  -----------    ------------
                                                    4,110,000       3,867,000
         Less:  reserve for inventory obsolescence   (644,000)       (538,000)
                                                  -----------    ------------
           Net                                    $ 3,466,000    $  3,329,000
                                                  ===========    ============

Note - D The following table illustrates the calculation of both basic and diluted earnings per share for the three months and six months ending June 30,
1998 and 1997:
                                                      Three Months Ended
                                                             June 30,
                                                        1998             1997
                                                  -----------    -------------
Basic earnings per share
Net income available to common stockholders       $   861,000    $   1,200,000
                                                  ===========    =============
Weighted average common shares                      7,296,000        7,220,000
                                                  ===========    =============
Basic earnings per share                          $       .12    $         .17
                                                  ===========    =============

Diluted earnings per share
Net income available to common stockholders       $   861,000    $   1,200,000
                                                  ===========    =============
Weighted average common and common
   equivalent shares                                7,595,000        7,400,000
                                                  ===========    =============
Diluted earnings per share                        $       .11    $         .16
                                                  ===========    =============

                                                        Six Months Ended
                                                             June 30,
                                                        1998             1997
                                                  ------------------------------
Basic earnings per share
Net income available to common stockholders       $ 2,280,000    $   2,312,000
                                                  ===========    =============
Weighted average common shares                      7,284,000        7,213,000
                                                  ===========    =============
Basic earnings per share                          $       .31    $         .32
                                                  ===========    =============

Diluted earnings per share
Net income available to common stockholders       $ 2,280,000    $   2,312,000
                                                  ===========    =============
Weighted average common and common
   equivalent shares                                7,634,000        7,389,000
                                                  ===========    =============
Diluted earnings per share                        $       .30    $         .31
                                                  ===========    =============

             Performance Technologies, Incorporated and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's operating performance is subject to various risks and uncertainties. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and as of March 31, 1998, as reported in its Form 10-Q, filed with the Securities and Exchange Commission.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of those Sections. The Company's future operating results could differ materially from those discussed in the forward looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.


Overview

For the six months ended June 30, 1998, the Company's after-tax profit improved to 16.9% of sales based on sales of $13,462,000, compared to a 15.4% return on sales for the same period in 1997 based on sales of $14,973,000. An improvement in gross margin over the past twelve months has contributed to a higher return on sales this year. For the second quarter 1998, the Company's after-tax profit as a percentage of sales was 14.2% based on sales of $6,051,000, compared to 15.9% for the second quarter 1997 based on sales of $7,539,000. Sales and earnings for the second quarter 1998 were affected because a significant follow-on Department of Defense contract was delayed and not received during the quarter. Management believes it will receive this contract award but is disappointed that the delay in its award impacted the second quarter's operating results. Management remains optimistic about the Company's future prospects because of the breadth of new products it continues to introduce which address rapidly expanding markets. For the six months ended June 30, 1998, the Company generated cash from operating activities of $3.3 million, compared to $2.1 million for the same period in 1997. At June 30, 1998, the Company had approximately $23.5 million in cash and marketable securities, and no significant debt.

Management believes that the Company's key factors for continued growth for the second half of 1998 and beyond will be its Data Communications products for Wide Area Networks and its Network Switching products for Local Area Networks.

The Company is focusing a substantial amount of resources on the Data Communications market where computer and telephony technologies are converging in the advanced intelligent network being built worldwide. Through a combination of internal development, licensing and strategic partnering, the Company has created one of the most comprehensive groups of Data Communications products for Wide Area Networks (WAN) in its market segment. These products encompass a comprehensive family of communications software protocols and WAN hardware products for PCI and CompactPCI platforms. The communication protocols include:
Frame  Relay,  Signaling  System #7 (SS7),  X.25,  High-Level  Data Link Control
(HDLC) and a variety of protocols to facilitate high and low speed communications. The Company's "add-in" hardware products function on all standard PCI and CompactPCI platforms. In this arena, the Company has established strategic partnering relationships with a number of major PCI server and workstation manufacturers including Sun Microsystems and Digital Equipment/Compaq, as well as several of the leading CompactPCI platform manufacturers. In addition, the Company has a line of specialized stand-alone communication server platforms.

For the past eighteen months, the Company has been developing its second generation family of high performance 100Mbit/Gigabit Network Switch products for the Local Area Network market. At the end of June, the Company completed production releases of its new Nebula(TM) 4000 Workgroup Switch and its new Nebula 6000 High Density switch. The Nebula 4000 is ideal for demanding workgroup applications such as imaging, CAD/CAM and multimedia development. The Nebula 6000 is the highest density department switch on the market and has been specifically designed for Internet/Intranet applications where installation space is a premium and overall cost is a critical component in the buying decision. The Company's new Fault Tolerant Switch, Nebula 8000, is the first 100/1000 Ethernet switch to offer true fault tolerance at an affordable price. The Nebula 8000 has been engineered for maximum availability and is targeted toward the financial community and those commercial, industrial and government operations that must have their networks available on a 7 days-a-week, 24 hours-a-day basis. This model was demonstrated at Networld+Interop98 in May, is currently in Beta Testing and is expected to start generating revenue in the fourth quarter of this year. This new Nebula Family of network switches features Pulsar(TM), PTI's innovative new ASIC technology as well as StarGazerII(TM), PTI's platform independent Web-based network management system. The Company is pursuing a patent on certain aspects of the Nebula 8000 fault tolerant design.

            Quarter and Six Months Ended June 30, 1998, compared with
                 the Quarter and Six Months Ended June 30, 1997

Sales. Sales for the second quarter 1998 were $6,051,000, compared to $7,539,000 for the second quarter 1997. The decrease in second quarter revenue was attributable to a delay in receiving a significant follow-on contract with the Department of Defense discussed below. Sales for the six months ended June 30, 1998 were $13,462,000, a decrease of $1,511,000, from $14,973,000 for the first six months of 1997.  The  Company's  products are grouped into five  categories:
Data Communications products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products.

Shipments of Data Communications products for WAN applications were 60% of sales during the second quarter 1998, compared to 43% for second quarter 1997. Shipments were 62% of sales for the first six months of 1998, compared to 46% of sales for the comparable 1997 period. Sales of WAN products increased 20% during the first six months of 1998 over the respective 1997 period primarily because during the past fifteen months, the Company has introduced numerous new WAN products for the PCI and CompactPCI markets.

Shipments of LAN Adapter products for the second quarter 1998 amounted to 12% of sales as compared to 23% for the second quarter 1997, and were 11% of sales for the six months ended June 30, 1998, compared to 18% for the first six months 1997. The largest share of the Company's LAN business is in connection with Commercial Off-the-Shelf (COTS) Defense applications. The decrease of LAN adapter revenue during the first half of 1998 was attributable to a delay in receiving a significant follow-on contract with the Department of Defense. The Company has been a supplier on this program since 1994 and the second phase of this project is in the process of being re-awarded. The contract was scheduled for award in February 1998 and then in June 1998. While management believes that the Company will be awarded this follow-on contract, there continues to be no specific information available on the timetable for this award; therefore, the Company's estimated revenue for the third quarter does not include shipments for this contract.

Shipments of Network Systems products represented 4% of total sales in the second quarter 1998 and 8% for the same period in 1997. Network shipments were 6% of total sales for the six months ended June 30, 1998, compared to 12% during the same period in 1997. Network Systems are primarily comprised of shipments of I/O subsystems to a major OEM customer and sales of protocol software for specialty WAN applications. The decrease in revenue during the first and second quarters in this product group, from the previous year, is primarily attributable to significantly lower shipments to the OEM customer. This customer appears to be experiencing a slowdown in orders for the product that incorporates the Company's I/O subsystem. Shipments to this customer of the I/O subsystem amounted to approximately $100,000 during the first half of 1998, compared to $870,000 during the first half of 1997. This customer has placed an order for shipment in the fourth quarter but no meaningful revenue is expected prior to that time. Revenue from the sales of protocol software is project oriented and is not expected to grow appreciably because the engineering staff for these products has been reassigned to develop software protocols for Data Communications solutions and products.

Shipments of Mass Storage Interface products for the second quarter of 1998 amounted to 13% of sales, compared to 17% in the second quarter of 1997. For the six months ended June 30, 1998, Mass Storage products were 12% of total sales, compared to 16% for the same 1997 period. Revenue for the second quarter 1998 is consistent with the amount of revenue for the first quarter. The decrease in sales volume from 1997 is believed to be primarily attributable to technology changes occurring in this market. These changes include customers transitioning from SBus to PCIbus applications and from the slower SCSI adapters to faster Fibre Channel adapters. The Company has been transitioning its products and customers into these new technologies, however, the decline in the SBus business has been greater than the increase in the PCI business. Both the PCI SCSI and Fibre Channel markets are very competitive.

Shipments of Inter-system Connectivity products represented 11% of sales for the second quarter 1998 and 9% of sales for the six months ended June 30, 1998, compared to 9% for the second quarter 1997 and 7% for the six months ended June 30, 1997. The Company is not investing in this group of products and a decline in revenue for the year is expected.

International sales amounted to 15% of sales in the first half of 1998, compared to 10% of sales for all of 1997. International markets represent a significant untapped opportunity for the Company. During the second quarter, a senior management position, based in Europe, was created to direct market development of PTI's complete line of communications and network switching products throughout that region of the world.

Gross Profit. Gross profit for the second quarter 1998 was $3,569,000, or 59% of sales, compared to $4,514,000, or 60% of sales for the second quarter 1997. Gross profit for the first half of 1998 was $8,117,000, or 60.3% of sales from $8,616,000, or 57.5% of sales for the same period in 1997. The slight decline in gross margin for the second quarter 1998 is primarily attributable to the lower sales volume during the quarter. The increase in gross margin for the first six months of 1998 over the comparable 1997 period is primarily attributable to management's focus on reducing its material costs and on improving its manufacturing efficiencies during the past eighteen months.

Operating Expenses. Total operating expenses were $2,548,000, or 42.1% of sales for the second quarter 1998, compared to $2,814,000, or 37.3% of sales for the second quarter 1997. Total operating expenses were $5,190,000, or 38.6% of sales for the first half of 1998, compared to $5,354,000, or 35.8% of sales for the six months ended June 30, 1997.

Selling and marketing expenses were $1,041,000, or 17.2% of sales for the second quarter 1998, compared to $1,102,000, or 14.6% of sales for the same quarter in 1997. Selling and marketing expenses amounted to $1,934,000, or 14.4% of sales for the six months ended June 30, 1998, compared to $2,010,000, or 13.4% of sales for the same period in 1997. Selling and marketing expenses for the remainder of 1998 are expected to continue at the same percentage of sales in an effort to promote the new products being introduced during the later half of the year, particularly the Nebula Network Switch Family. During the second quarter, the Company demonstrated its Nebula Family of network switches at
Networld+Interop98 in Las Vegas and the Company's new Data Communication products and strategies at SuperComm '98 in Atlanta.

Research and development expenses were $907,000, or 15.0% of sales for the second quarter 1998, compared to $972,000, or 12.9% of sales for the comparable quarter of 1997. Research and development expenses were $1,970,000, or 14.6% of sales for the six months ended June 30, 1998, compared to $1,915,000, or 12.8% of sales for the six months ended June 30, 1997. The increase of research and development expenses during the first half of 1998 is primarily attributable to the development of the new Nebula product line introduced in June. Management expects research and development to continue to increase during the second half of 1998 as the Company continues to make significant investments in the development of new products.

General and administrative expenses were $600,000, or 9.9% of sales for the second quarter 1998, compared to $740,000, or 9.8% of sales for the second quarter 1997. General and administrative expenses were $1,286,000, or 9.6% of sales for the six months ended June 30, 1998, compared to $1,429,000, or 9.5% of sales for the first half of 1997. General and administrative expenses declined in the second quarter primarily because of the reduced accrual for the corporate bonus program which is based on profitability.

Income Taxes. The provision for income taxes was $463,000 in the second quarter 1998, compared to $737,000 for the same quarter in 1997. The effective corporate income tax rate for the second quarter 1998 was 35.0%, compared to 38% for the second quarter 1997. For the six months ended June 30, 1998, the provision for income taxes amounted to $1,261,000, compared to $1,417,000 for the first six months of 1997. The effective corporate income tax rate was 35.6%, compared to 38.0% for the first six months of 1997.





Liquidity and Capital Resources

At June 30, 1998, the Company's primary source of liquidity included cash and cash equivalents of $13,503,000, marketable securities with a maturity of less than one year of $10,002,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of June 30, 1998. The Company had working capital of $28,625,000 at June 30, 1998, compared to $26,584,000 at December 31, 1997, and
$23,223,000 at June 30, 1997.

Cash provided by operating activities for the six months ended June 30, 1998 was $3,300,000 compared to $2,080,000 for the same period in 1997. The increase in cash provided by operating activities for the six months ended June 30, 1998 is primarily attributable to changes in the components of working capital.

Capitalization of certain software development costs amounted to $403,000 for the six months ended June 30, 1998, compared to $400,000 for the same period in 1997.

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

Assuming there is no significant change in the Company's business, management believes that its current cash and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, it is the Company's intention to continue aggressive new product introductions throughout 1998 for a variety of markets served by the Company. Management has also initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital requirements, liquidity or capital resources.

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

Proceeds from the sale of securities:

Gross proceeds                                                   $ 12,800,000
Less:    Underwriter's commission                                     896,000
         Finder's fees                                                      0
         Underwriter's expenses                                        27,000
         Payments to Directors, Officers, General Partners                  0
         Other                                                        461,000
                                                                 ------------
Net proceeds                                                     $ 11,416,000
                                                                 ============

Use of Proceeds:

Construction of facilities                                       $          0
Purchase of machinery                                               1,733,000
Purchase of real estate                                                     0
Acquisition of other business(es)                                           0
Repayment of debt                                                           0
General working capital purposes                                            0
Temporary investments                                                 931,000
Inventory for new products                                          1,265,000
Software development                                                1,487,000
Product development                                                 6,000,000
                                                                 ------------
Total use of proceeds                                            $ 11,416,000
                                                                 ============


Item 4.           Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Stockholders was held on June 3, 1998. The Directors elected at the meeting were as follows:

                                                       Votes Cast
                           Nominees                 For           Abstain
                           -----------------------------------------------------
                           John E. Mooney         5,375,572        6,880
                           John M. Slusser        5,372,777        9,675


The stockholders voted to approve an amendment to the Performance Technologies, Incorporated Stock Option Plan to provide that formula options to Outside Participating Directors shall be granted on the date of the Annual Meeting and shall vest and become fully exercisable one year from the date of grant. 5,299,580 shares of common stock voted in favor of the proposal, 54,222 shares of common stock voted against the proposal, and 28,650 shares of common stock abstained.

The stockholders also voted to ratify the appointment of Price Waterhouse LLP as independent accountants for 1998. 5,371,832 shares of common stock were voted in favor of the proposal, 7,870 shares of common stock voted against the proposal, and 2,750 shares of common stock abstained.

Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three month period ended June 30, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     PERFORMANCE TECHNOLOGIES, INCORPORATED



August 11, 1998                                   By: s/ Donald L. Turrell
                                               ------------------------
                                                      Donald L. Turrell
                                                       President and
                                                  Chief Executive Officer




August 11, 1998                                   By: s/ Dorrance W. Lamb
                                               -----------------------
                                                      Dorrance W. Lamb
                                                Chief Financial Officer and
                                                  Vice President, Finance