Form 10-Q
period 1998-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1998-11-06
CIK 1003950

-----------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1998
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



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


         The number of shares outstanding of the registrant's common stock was 7,265,920 as of October 13, 1998.


--------------------------------------------------------------------------------
                           Cover Page of 15 Pages

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                           Page

Part I.           Financial Information

Item 1.           Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997                                 3

          Consolidated Statements of Income For The Three
          Months Ended September 30, 1998 and 1997 (unaudited)              4

          Consolidated Statements of Income For The Nine
          Months Ended September 30, 1998 and 1997 (unaudited)              5

          Consolidated Statements of Cash Flows For The  Nine
          Months Ended September 30, 1998 and 1997 (unaudited)              6

          Notes to Consolidated Financial Statements For The Nine
          Months Ended September 30, 1998 (unaudited)                       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8



Part II.          Other Information

Item 2.   Changes in Securities and Use of Proceeds                        14

Item 6.   Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    September 30,   December 31,
                                                        1998            1997
                                                    ------------    ------------
                                                     (unaudited)
Current assets:
  Cash and cash equivalents                         $ 19,108,000    $  8,833,000
  Marketable securities                                6,000,000      12,010,000
  Accounts receivable, net                             4,806,000       4,956,000
  Inventories, net - Note C                            3,890,000       3,329,000
  Prepaid expenses and other                             365,000         346,000
  Deferred taxes                                         466,000         466,000
                                                    ------------    ------------
    Total current assets                              34,635,000      29,940,000

Equipment and improvements, net                          898,000         982,000
Software development, net                                902,000         579,000
Other assets                                                             125,000
                                                    ------------    ------------
    Total assets                                    $ 36,435,000    $ 31,626,000
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt                 $     12,000    $     12,000
  Accounts payable                                     1,672,000         824,000
  Income taxes payable                                   675,000         255,000
  Accrued expenses                                     2,378,000       2,265,000
                                                    ------------    ------------
    Total current liabilities                          4,737,000       3,356,000

Long term debt, less current portion                       9,000          18,000
Deferred taxes                                           220,000         220,000
                                                    ------------    ------------
    Total liabilities                                  4,966,000       3,594,000
                                                    ------------    ------------

Stockholders' equity
  Preferred stock
  Common stock - Note B                                   75,000          74,000
  Additional paid-in capital - Note B                 13,148,000      13,055,000
  Retained earnings                                   18,871,000      15,061,000
  Treasury stock - Note B                               (625,000)       (158,000)
                                                    ------------    ------------
    Total stockholders' equity                        31,469,000      28,032,000
                                                    ------------    ------------
    Total liabilities and stockholders' equity      $ 36,435,000    $ 31,626,000
                                                    ============    ============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                         1998           1997
                                                     -----------    -----------
Sales                                                $ 7,857,000    $ 7,606,000
Cost of goods sold                                     2,947,000      3,263,000
                                                     -----------    -----------
Gross profit                                           4,910,000      4,343,000
                                                     -----------    -----------


Operating expenses:
  Selling and marketing                                1,088,000      1,004,000
  Research and development                             1,240,000        791,000
  General and administrative                             565,000        552,000
                                                     -----------    -----------
    Total operating expenses                           2,893,000      2,347,000
                                                     -----------    -----------
Income from operations                                 2,017,000      1,996,000

Other income, net                                        337,000        266,000
                                                     -----------    -----------
Income before income taxes                             2,354,000      2,262,000

Provision for income taxes                               824,000        860,000
                                                     -----------    -----------
    Net income                                       $ 1,530,000    $ 1,402,000
                                                     ===========    ===========



Per share of common stock - Note D

Basic earnings per share                             $       .21    $       .19
                                                     ===========    ===========

Diluted earnings per share                           $       .20    $       .18
                                                     ===========    ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                          Nine Months Ended
                                                            September 30,
                                                         1998           1997
                                                     -----------    -----------
Sales                                                $21,319,000    $22,579,000
Cost of goods sold                                     8,292,000      9,620,000
                                                     -----------    -----------
Gross profit                                          13,027,000     12,959,000
                                                     -----------    -----------


Operating expenses:
  Selling and marketing                                3,022,000      3,015,000
  Research and development                             3,210,000      2,705,000
  General and administrative                           1,851,000      1,980,000
                                                     -----------    -----------
    Total operating expenses                           8,083,000      7,700,000
                                                     -----------    -----------
Income from operations                                 4,944,000      5,259,000

Other income, net                                        951,000        733,000
                                                     -----------    -----------
Income before income taxes                             5,895,000      5,992,000

Provision for income taxes                             2,085,000      2,278,000
                                                     -----------    -----------
    Net income                                       $ 3,810,000    $ 3,714,000
                                                     ===========    ===========



Per share of common stock - Note D

Basic earnings per share                             $       .52    $       .51
                                                     ===========    ===========

Diluted earnings per share                           $       .50    $       .50
                                                     ===========    ===========

           PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                        Nine Months Ended
                                                           September 30,
                                                       1998            1997
                                                   ------------    ------------
Cash flows from operating activities

  Net income                                       $  3,810,000    $  3,714,000

Non-cash adjustments:
  Depreciation and amortization                         646,000       1,119,000
  Other                                                  18,000         168,000
Changes in operating assets and liabilities:
  Accounts receivable                                   135,000      (1,628,000)
  Inventories                                          (561,000)        409,000
  Prepaid expenses and other                            (17,000)       (251,000)
  Accounts payable                                      848,000         220,000
  Accrued expenses                                      113,000          19,000
  Income taxes payable                                  420,000         304,000
                                                   ------------    ------------

    Net cash provided by operating activities         5,412,000       4,074,000
                                                   ------------    ------------

Cash flows from investing activities
  Cash purchases of equipment and improvements, net    (274,000)       (456,000)
  Capitalized software development                     (491,000)       (537,000)
  Purchase of marketable securities                  (6,000,000)     (6,512,000)
  Maturities of marketable securities                12,010,000
                                                   ------------    ------------
    Net cash provided (used)
    by investing activities                           5,245,000      (7,505,000)
                                                   ------------    ------------

Cash flows from financing activities
  Repayment of notes payable                             (9,000)         (8,000)
  Proceeds from issuance of common stock                 71,000          65,000
  Purchase of treasury stock                           (444,000)
  Payments on capital lease obligations                                 (15,000)
                                                   ------------    ------------
    Net cash (used) provided
    by financing activities                            (382,000)         42,000
                                                   ------------    ------------
    Net increase (decrease) in
    cash and cash equivalents                        10,275,000      (3,389,000)

Cash and cash equivalents at beginning of period      8,833,000      10,027,000
                                                   ------------    ------------

Cash and cash equivalents at end of period         $ 19,108,000    $  6,638,000
                                                   ============    ============

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                  For The Nine Months Ended September 30, 1998
                                   (Unaudited)

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

Note - B There were 7,265,920 and 7,267,450 shares issued and outstanding (net of treasury shares held) at September 30, 1998 and December 31, 1997, respectively, of the Company's $.01 par value Common Stock. During the nine months ended September 30, 1998, 46,350 common shares were issued upon the exercise of stock options and 47,880 were added to the number of treasury shares held.

Note - C Inventories consisted of the following at September 30, 1998 and December 31, 1997:

                                                 September 30,    December 31,
                                                     1998            1997
                                                  -----------     -----------
     Purchased parts and components               $ 1,570,000     $   954,000
     Work in process                                2,880,000       2,580,000
     Finished goods                                   173,000         333,000
                                                  -----------     -----------
                                                    4,623,000       3,867,000
     Less:  reserve for inventory obsolescence       (733,000)       (538,000)
                                                  -----------     -----------
       Net                                        $ 3,890,000     $ 3,329,000
                                                  ===========     ===========

Note - D The following table illustrates the calculation of both basic and diluted earnings per share for the three months and nine months ending September 30, 1998 and 1997:

                                                       Three Months Ended
                                                         September 30,
                                                     1998              1997
                                                  -----------     -----------
Basic earnings per share
Net income available to common stockholders       $ 1,530,000     $ 1,402,000
                                                  ===========     ===========
Weighted average common shares                      7,287,000       7,238,000
                                                  ===========     ===========
Basic earnings per share                          $       .21     $       .19
                                                  ===========     ===========
Diluted earnings per share
Net income available to common stockholders       $ 1,530,000     $ 1,402,000
                                                  ===========     ===========
Weighted average common and common
  equivalent shares                                 7,499,000       7,626,000
                                                  ===========     ===========
Diluted earnings per share                        $       .20     $       .18
                                                  ===========     ===========

                                                        Nine Months Ended
                                                          September 30,
                                                      1998            1997
                                                  -----------     -----------
Basic earnings per share
Net income available to common stockholders       $ 3,810,000     $ 3,714,000
                                                  ===========     ===========
Weighted average common shares                      7,285,000       7,221,000
                                                  ===========     ===========
Basic earnings per share                          $       .52     $       .51
                                                  ===========     ===========
Diluted earnings per share
Net income available to common stockholders       $ 3,810,000     $ 3,714,000
                                                  ===========     ===========
Weighted average common and common
  equivalent shares                                 7,589,000       7,468,000
                                                  ===========     ===========
Diluted earnings per share                        $       .50     $       .50
                                                  ===========     ===========

             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company produced record quarterly revenue and net income for the third quarter September 30, 1998. Revenue increased by 30% and net income increased by 78% from the prior quarter. Profitability improved during the third quarter 1998 despite a significant increase in research and development expenses. For the first nine months of 1998, the Company's net income as a percentage of sales was 18%, increasing from 16% for the comparable 1997 period. For the nine months ending September 30, 1998, the Company generated cash from operating activities of $5.4 million, compared to $4.1 million for the same period in 1997. At September 30, 1998, the Company had approximately $25.1 million in cash, cash equivalents, and marketable securities and no significant debt.

Late in the third quarter the Company received the order, the delay of which caused a severe financial impact on the Company's second quarter financial results. This initial order, amounting to $1.8 million, was received from the prime contractor on a new seven year contract with the Department of Defense
(DOD). Under this contract, the Company will provide products used in retrofitting and updating the military's fault-tolerant communications systems.

During the third quarter of 1998, the Company signed an agreement with Compaq and began shipping T1/E1 WAN communication products for integration into a variety of embedded applications being supplied to the telecom industry. This agreement could result in Compaq becoming one of the Company's major customers in 1998 and beyond.

Management believes that the Company's key areas for growth will be its Data Communications products for Wide Area Networks and its Network Switching products for Local Area Networks.

The Company is focusing a substantial amount of resources on the Data Communications market where computer and telephony technologies are converging in the advanced intelligent network being built worldwide. Through a combination of internal development, licensing and strategic partnering, the Company has created one of the most comprehensive groups of Data Communications products for Wide Area Networks (WAN) in its market segment. These products encompass a comprehensive family of communications software protocols and WAN hardware products for PCI and CompactPCI platforms. The communication protocols include:
Frame  Relay,  Signaling  System #7 (SS7),  X.25,  High-Level  Data Link Control
(HDLC) and a variety of protocols to facilitate high and low speed communications. The Company's "add-in" hardware products function on all standard PCI and CompactPCI platforms. In this arena, the Company has established strategic partnering relationships with a number of major server, workstation and telecommunications equipment suppliers including Sun Microsystems, Compaq/Digital Equipment and NewNet/ADC, as well as several of the leading CompactPCI platform manufacturers. In addition, the Company has a line of specialized stand-alone communication server platforms for this market.

For the past twenty-one months, the Company has been developing its second generation family of high performance 100Mbit/Gigabit Network Switch products for the Local Area Network market. At the end of June, the Company completed production releases of its new Nebula(TM) 4000 Workgroup Switch and its new Nebula 6000 High Density switch. The Nebula 4000 is ideal for demanding workgroup applications such as imaging, CAD/CAM and multimedia development. The Nebula 6000 is the highest port density department switch on the market and has been specifically designed for Internet/Intranet applications where installation space is a premium and overall cost is a critical component in the buying decision. The Company's new Fault Tolerant Switch, Nebula 8000, is the first 100/1000 Ethernet switch to offer true fault tolerance at an affordable price. The Nebula 8000 has been engineered for maximum availability and is targeted toward the financial community and those commercial, industrial and government operations that must have their networks available on a 7 days-a-week, 24 hours-a-day basis. The Nebula 8000 model is the centerpiece of the Company's network switch strategy. Its release has been delayed until January 1999 in order to strengthen and solidify a number of the fault tolerant features stressed at certain Beta sites. This new Nebula Family of network switches features Pulsar(TM), PTI's innovative new ASIC technology as well as

StarGazerII(TM), PTI's platform independent Web-based network management system. The Company has filed for a patent on certain aspects of the Nebula 8000 fault-tolerant design.


         Quarter and Nine Months Ended September 30, 1998, compared with the Quarter and Nine Months Ended September 30, 1997

Sales. Sales for the third quarter of 1998 increased to $7,857,000, (3.3%), from $7,606,000 for the third quarter of 1997. Sales for the nine months ended September 30, 1998 were $21,319,000, compared to $22,579,000 for the comparable 1997 period. The Company's products are grouped into five categories: WAN Interface Adapter products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products.

Shipments of WAN Adapter products were 53% of sales during the third quarter of 1998, compared to 47% for the same quarter in 1997. Shipments were 58% of sales for the first nine months of 1998, compared to 47% of sales for the same period in 1997. Sales of WAN products increased by 11% in the third quarter, over the previous 1998 quarter. Shipments of PCI Wan adapter products are accelerating.

Shipments of LAN Adapter products for the third quarter of 1998 amounted to 32% of sales, compared to 15% of sales for the third quarter of 1997. Shipments were 19% of sales for the first nine months of 1998, compared to 17% for the same period in 1997. The largest share of the Company's LAN business has historically been generated from Commercial Off-the-Shelf (COTS) Defense applications. As indicated herein, the Company received the initial order for a follow-on DOD contract in September. Approximately $800,000 of communication products were shipped on this contract in the third quarter with the remainder scheduled for shipment in the fourth quarter.

Shipments of Network Systems products represented 3% of total sales in the third quarter of 1998 and 11% for the same quarter in 1997. Network Systems shipments were 5% of sales for the nine months ended September 30, 1998, compared to 11% for the same 1997 period. Network Systems are primarily comprised of shipments of I/O subsystems to an OEM customer and sales of specialized communication server hardware and protocol software for specialty WAN applications. The decrease in quarterly revenue in this product group from the previous year, is primarily attributable to significantly lower shipments to the OEM customer. Shipments to this customer amounted to approximately $100,000 during the first nine months of 1998, compared to $1.6 million during the first nine months of 1997. This customer has placed an order for shipment in the fourth quarter of approximately $500,000 and no other significant shipments are currently scheduled. Revenue from the sales of specialized communication servers and associated protocol software is project oriented and has declined this year as the engineering staff for these products has been reassigned to develop software protocols for Data Communications solutions and products within the WAN product group.

Shipments of Mass Storage Interface products for the third quarter of 1998 amounted to 7% of sales, compared to 14% in the third quarter of 1997. For the nine months ended September 30, 1998, Mass Storage products were 10% of total sales compared to 16% for the same 1997 period. The decrease in sales volume from 1997 is primarily attributable to technology changes occurring in this market and sales of these products are forecasted to decline in 1999. The first component of this revenue group is SCSI adapters. The decline in this revenue is due to customers transitioning from SBus to PCIbus based computer platforms. The PCI market has become a commodity market with greater competition and lower pricing. The Company is experiencing difficulty in achieving value-added margins in the PCI market. The second component of this revenue group is Fibre Channel adapters. This has become very competitive and the standards for the fundamental Fibre Channel technology are still being developed for wide spread implementation.

Shipments of Inter-system Connectivity products represented 5% of sales for the third quarter of 1998 and 8% of total sales for the nine months ended September 30, 1998, compared to 13% and 9%, respectively for the 1997 periods. The Company is not investing in this group of products and a decline in these revenues is expected from last year's levels.

International sales amounted to 21% of total sales for the first nine months of 1998, compared to 10% of sales for the same period in 1997. This increase is primarily attributable to the Company's new relationship with an offshore operating unit of Compaq, along with a number of new European customers.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross margin improved to 62.5% of sales for the third quarter, from 57.1% in the third quarter of 1997. For the first nine months of 1998, gross margin improved to 61.1% of sales as compared to 57.4% for the same period in 1997. The improvement in gross margin is primarily attributable to the mix of product shipments, and achieving manufacturing and purchasing efficiencies during the past twelve months.

Operating Expenses. Total operating expenses increased to $2,893,000, or 36.8% of sales for the third quarter 1998, from $2,347,000, or 30.9% of sales for the comparable 1997 quarter. Total operating expenses increased to $8,083,000, or 37.9% of sales for the first nine months of 1998, from $7,700,000, or 34.1% of sales for the nine months ended September 30, 1997.

Selling and marketing expenses increased to $1,088,000, or 13.8% of sales for the third quarter 1998, from $1,004,000, or 13.2% of sales for the same quarter in 1997. Selling and marketing expenses for the nine months ended September 30, 1998 were $3,022,000, or 14.2% of sales, compared to $3,015,000, or 13.4% of sales, for the same period in 1997. The acceleration in selling and marketing expense expected during the third quarter of 1998 was delayed for approximately ninety days in order to be coordinated with the availability of the new Nebula 8000 fault-tolerant switch. During the third quarter, the Company demonstrated its Nebula Family of network switch products at VarVision which was attended by over 200 Value Added Resellers (VARs) and numerous network vendors. VarVision is a highly focused program primarily designed to bring together VARs and network vendors. Unlike an industry trade show, which is predominately for vendors and end-users, VarVision is exclusively designed for establishing sales channel relationships. This was the first time the Company participated in this program and it was uniquely more effective for presenting the Nebula Switch Family to pre-qualified VARs. In addition, our Nebula 8000 fault-tolerant switch was recognized as one of the top five new products at this prestigious event.

Research and development expenses were $1,240,000, or 15.8% of sales for the third quarter of 1998, compared to $791,000, or 10.4% of sales for the comparable 1997 quarter. Research and development expenses were $3,210,000, or 15.1% of sales for the nine months ended September 30, 1998, compared to $2,705,000, or 12.0% of sales for the same period in 1997. Recruiting and hiring engineers is one of the Company's greatest challenges. While a number of engineers have been hired during the past year, the Company is actively recruiting to fill several open positions and has engaged outside engineering consultants to assist in meeting certain project deadlines. The increase of research and development expenses for the third quarter and for the nine months ending September 30, 1998 is attributable to the additional number of engineering positions added and the use of outside engineering consultants.

General and administrative expenses were $565,000, or 7.2% of sales for the third quarter 1998, compared to $552,000, or 7.3% of sales for the third quarter 1997. General and administrative expenses were $1,851,000, or 8.7% of sales for the nine months ended September 30, 1998, compared to $1,980,000, or 8.8% of sales for the first nine months of 1997. The Company continues to maintain tight control over its general and administrative expenses.

Income taxes. The provision for income taxes was $824,000 in the third quarter of 1998, compared to $860,000 for the same quarter in 1997. The effective corporate income tax rate for the third quarter of 1998 was 35.0%, compared to 38.0% for the third quarter of 1997. For the nine months ended September 30, 1998, the provision for income taxes amounted to $2,085,000, compared to $2,278,000 for the first nine months of 1998. The effective corporate income tax rate during 1998 has been 35.4%, compared to 38.0% for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company's primary source of liquidity included cash and cash equivalents of $19,108,000, marketable securities with a maturity of less than one year of $6,000,000 and available borrowings of $3,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of September 30, 1998. The Company had working capital of $29,898,000 at September 30, 1998, compared to $26,584,000 at December 31, 1997.

Cash provided by operating activities for the nine months ended September 30, 1998 was $5,412,000, compared to $4,074,000 for the same period in 1997. The increase in cash provided by operating activities for the nine months ended September 30, 1998 is primarily attributable to changes in the components of working capital.

Capitalization of certain software development costs amounted to $491,000 for the nine months ended September 30, 1998, compared to $537,000 for the same period in 1997.

In March 1998, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. As of September 30, 1998, the Company has repurchased a total of 46,680 shares at a total cost of $444,000 since the program began.

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents, and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, it is the Company's intention to continue aggressive new product introductions throughout 1998 and beyond for a variety of markets served by the Company. Management has also initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital requirements, liquidity or capital resources.



Impact of the Year 2000 Issue

Many companies are facing a potential issue regarding the ability of information systems to accommodate the coming year 2000. The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company recognizes the importance of the Year 2000 issue and has been giving it high priority. The Company created a corporate-wide Year 2000 project team and the team's objective is to ensure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) readiness of key third parties, including suppliers and customers, and the electronic data interchange (EDI) with those key third parties. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company operations.

The Company is in the process of completing phase 1 of its readiness plan for its IT systems and non-IT systems. This phase consists of evaluating its systems and equipment based on the current status and normal scheduled upgrade and replacement of such system components. Phase II, planned during fourth quarter 1998 and the first half of 1999, will consist of testing IT system and non-IT system components whose Year 2000 status cannot be determined by research. Phase III, planned during the third quarter 1999, will consist of upgrade and/or replacement of IT system and non-IT system components specifically required for Year 2000 readiness. Phase IV, planned during the fourth quarter of 1999, will consist of developing contingency plans for temporary operation should unexpected difficulties with IT systems and non-IT system occur.

In addition to internal Year 2000 IT and non-IT remediation activities, the Company is in the process of contacting key suppliers and electronic commerce customers to assure no interruption in the relationship between the Company and these important third parties from the year 2000 issue. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on Company operations. The Company believes that its diligent actions with key suppliers and customers will minimize these risks.

The vast majority of the Company's products are not date-sensitive. The Company is in the process of summarizing information on its products and this information will be available to customers by the end of November 1998.

While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified within its internal plan, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized by second half of 1999.

Through September 1998, the Company has not incurred significant incremental costs related to the Year 2000 issue. The total projected incremental cost is estimated to be $150,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue unless the nature of the item is an upgrade or replacement of a system with a useful life that meets the capitalization policy of the Company. These costs are being funded through operating cash flows. The Company's total cost for the Year 2000 issue includes estimated costs and time associated with interfacing with third parties' Year 2000 issues. These estimates are based on currently available information.

The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area;
(ii) the ability to locate and correct all relevant computer codes and equipment, and (iii) the planning and Year 2000 compliance success that key customers and suppliers attain.

Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications. It is the Company's intention to fulfill its plan and become Year 2000 compliant; however, uncertainties exist about the thoroughness of how other companies, vendors, customers and other service providers, that the Company does business with will be successful at also becoming Year 2000 compliant. These other companies, regardless of the dollar volume transacted with the Company, may significantly affect either directly or indirectly the operations of the Company. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

Forward-Looking Statements AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe harbor provisions of those Sections.

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believes," "anticipates," "plans," "may," "intend," "estimate," "will," should," "could," and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1997 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and as of March 31 and June 30, 1998 as reported in its Form 10-Q, as filed with the Securities and Exchange Commission.

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
Proceeds from the sale of securities:
Gross proceeds                                                   $ 12,800,000
Less:    Underwriter's commission                                     896,000
         Finder's fees                                                      0
         Underwriter's expenses                                        27,000
         Payments to Directors, Officers, General Partners                  0
         Other                                                        461,000
                                                                 ------------
Net proceeds                                                     $ 11,416,000
                                                                 ============

Use of Proceeds:

Construction of facilities                                       $          0
Purchase of machinery                                               1,862,000
Purchase of real estate                                                     0
Acquisition of other business(es)                                           0
Repayment of debt                                                           0
General working capital purposes                                            0
Temporary investments                                                 114,000
Inventory for new products                                          1,265,000
Software development                                                1,575,000
Product development                                                 6,600,000
                                                                 ------------
Total use of proceeds                                            $ 11,416,000
                                                                 ============





Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three month period ended September 30, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PERFORMANCE TECHNOLOGIES, INCORPORATED





November 2, 1998                                    By: s/ Donald L. Turrell
                                                       -------------------------
                                                           Donald L. Turrell
                                                             President and
                                                        Chief Executive Officer




November 2, 1998                                    By: s/ Dorrance W. Lamb
                                                       -------------------------
                                                           Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                       Vice President, Finance