Form 10-K
period 1998-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1999-03-30
CIK 1003950

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               _________________

                                    FORM 10-K
(Mark One)
          [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the Fiscal Year Ended December 31, 1998
                                       OR
          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from to
                         Commission File Number 0-27460

                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)
                               -------------------
                Delaware                                 16-1158413
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation of organization)
                                                              14620
  315 Science Parkway, Rochester New York                  (Zip Code)
 (Address of principal executive offices)
       Registrant's telephone number, including area code: (716) 256-0200
                             ______________________

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 1, 1999 was approximately $63,000,000.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 7,323,000 as of March 1, 1999.

                       Documents Incorporated by Reference
         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 8, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.
________________________________________________________________________________

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K

                                                                            Page
PART I

Item 1           Business                                                    1
Item 2           Properties                                                  11
Item 3           Legal Proceedings                                           11
Item 4           Submission of Matters to a Vote of Security Holders         11


PART II

Item 5           Market for the Registrant's Common Equity and
                   Related Stockholder Matters                               12
Item 6           Selected Financial Data                                     13
Item 7           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       13
Item 7A          Qualitative and Quantitative Disclosures
                   About Market Risk                                         20
Item 8           Financial Statements and Supplementary Data                 20
Item 9           Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       33



EXHIBIT 10       Material Contracts
  EXHIBIT 10.1     Revolving Credit Agreement
  EXHIBIT 10.2     Revolving Credit Note
EXHIBIT 21       Subsidiaries of The Registrant
EXHIBIT 27       Financial Data Schedule (FDS)

PART I


ITEM 1 - Business

Performance Technologies, Incorporated designs, manufactures and markets a wide variety of high reliability, high performance communications products that are in one product segment and are grouped into five product categories: Wide Area Networking products, LAN interface products, Mass Storage Interface products and Inter-system Connectivity products. Most recently, the Company has been developing its second generation family of high performance Network Switches for Local Area Networks. The Company's products are targeted toward high performance, mission critical applications found in the telecommunications, financial services, defense and public safety industries. Applications include network interfaces for cellular telephone communications, fiber optic data communications products used aboard navy vessels, communications servers used in air traffic control centers and enterprise Ethernet network switching products.

Since its inception in 1981, the Company has consistently produced innovative networking solutions for a wide variety of computer architectures and has a history of being able to adapt its products to a continually changing technology driven marketplace. The Company has focused its efforts on providing high performance, unique application solutions where hardware and software reliability are a key concern to the end user. This strategy has enabled the Company to increase both sales and income over the last five years.

As the Company enters 1999, management is focusing on the development and delivery of new products for two distinct communications markets: Wide Area Networking communications and Local Area Network Switching.

Industry Overview

The need to collect, store, analyze and distribute information in a secure, timely and efficient manner has become an integral part of the global economy. The acceleration of developments in both computer technology and telephony technology is driving the convergence of these two areas and opening up substantial opportunities to supply infrastructure related products that address these evolving technologies. Despite the recent rapid changes in the information revolution, there has been a clear distinction between the traditional computer systems and the telephone communications networks that connect to the computer. Another distinction is between the network in which computers are connected within a business office, Local Area Network (LAN) and the communications link to outside the business office, Wide Area Network (WAN). Recently, computer systems used for information processing and the telephone communication networks are rapidly converging into one unified, but often geographically distributed, architecture where the boundaries between the two traditional systems are blurred. As a result, there have been many new hardware and software opportunities emerging that are directly related to implementing this convergence. There is little doubt that computer technology, integrated with communication technology, is a convincing example of the "sum of the two being greater than the whole."

Over the past decade, the computer systems used in many enterprises evolved from large and expensive mainframes connected to numerous unintelligent terminals, to a client/server computing model. This contemporary model replaces the mainframe with one or more powerful servers interconnected to intelligent desktop computers through high bandwidth local area networks. The growing paradigm of Client/Server computer systems has been an ideal model to foster convergence of data communications and telecommunications. The integration of computers into the telecommunication systems has already provided enhanced services such as 800/900 numbers, call waiting, caller ID, greater cellular coverage, reduced cell and long distance rates, and faster, more expansive Internet access.
Similarly, data communication systems have benefited from integration with telecommunication systems as individual computers located throughout the world are connected to vast communication facilities with enormous information access capability.

As a result of this rapid convergence, the market opportunity for networking and communication products is rapidly expanding. According to a recent industry study, the Ethernet LAN switching market is forecasted to reach over $15 billion in 1999 and has been growing at over 35% per year. The Wide Area Network communication arena is expected to grow from $750 million in 1998 to over $4.0 billion by the year 2003. These impressive growth estimates, combined with other market trends, are expected to cause the computer networking equipment industry to experience a substantial increase in demand as they enter the next millennium. The next rapidly growing phase of this convergence is likely to center around the use of data communication networks to also carry real-time voice and video traffic, in many instances bypassing the older voice centric telecommunications infrastructure. The Company's WAN Communications and Local Area Network Switching products address product segments of these larger markets.

Strategy

The Company's strategies are directed at ensuring its products and services are correctly positioned to take advantage of the many opportunities presented by the changing technologies and convergence phenomena. Major elements of the Company's operational strategy include:

Focus on High Performance Mission Critical Solutions. The Company continues to focus its development efforts on addressing specific needs for high performance Wide Area and Local Area Networking. The Company's products provide unique mission critical solutions where reliability and performance are the primary concerns of the user. Typical applications that demonstrate this mission critical focus include network interfaces for cellular telephone transmitter sites, fault-tolerant Fiber Digital Data Interface (FDDI) adapter products used aboard Navy vessels and terrestrial military vehicles, network adapters used in the control and billing systems of traditional telecommunications networks and communications servers used in both rail and air traffic control. To a large degree, the Company has avoided networking and communication products that would be sold into the commodity desktop office or home environment, often characterized by low price, large volumes and fierce competition.

Exploit Technological Competencies. Since its inception, the Company has pioneered many innovations in networking and computer technologies including the VME64 industry standard, proprietary ASICs and innovative "hot swap" and "failover" techniques to enhance equipment availability and reliability. Building on a strong base of technological competency has allowed the Company to develop innovative products that improve data communications performance and reliability. Management intends to continue to leverage its competencies to position the Company as a technological leader in high performance and high availability WAN and LAN hardware and software products.

Continue to Develop Advanced Networking Products. The Company recognizes the need to continually upgrade the performance of its existing products and to develop new products which address the changing requirements of WAN and LAN applications. Over the past 12 months, the Company has introduced a variety of WAN and LAN products designed for the PCIBus and the new "industrialized" PCI standard called CompactPCI (cPCI) which is being embraced by the telecommunications and defense industries for next generation equipment. Several of these products have been early and unique entrants into the growth oriented PCIBus and cPCI arena aimed at supporting complex communications protocols and network requirements associated with such applications as air traffic control radar systems, Signaling System #7 (SS7) network control systems and channelized T1/E1 high speed network interfaces. These new products have been responsible for a variety of potentially significant OEM and partnering relationships. The Company has also developed a family of switching products for Ethernet LANs directed at specific applications requiring high availability. Delivery of these LAN products began in 1998 with a unique fault tolerant model due for shipment in 1999.

Expand International Markets. The data communication markets served by the Company are international in scope. Global demand for network products is driven by the increasing need of all societies to be able to successfully implement advanced networking and communications infrastructures. Outside of North America, the Company markets its products primarily in Western Europe and the Asia Pacific. In an ongoing effort to increase international revenue, the Company has been investing in the expansion of its marketing, sales and support operations in these specific geographic areas. In 1998, the Company reorganized its direct sales and support in the European Economic Community (E.E.C). The Company now operates a sales and support office in the United Kingdom providing coverage to the Western European markets. In addition to the direct Company presence in the E.E.C., the Company continues to employ a variety of third party organizations to assist in establishing both OEM and distribution accounts in Europe and the Asia Pacific regions. In 1998, international revenue increased substantially over the previous year and represented 23% of annual sales. This growth was directly attributable to several successful OEM relationships in Europe. As corporate revenue grows in the Pacific Asia area, the Company would anticipate opening a direct sales and service center in this area of the world.

Leverage Software Expertise. The Company has a growing competency in communications, networking and high availability software expertise. The Company has significantly expanded its ability for offering communication protocols for Wide Area Networks by combining its east and west coast software engineering organizations. In addition, the Company has invested substantially in developing fault tolerant and hardened software implementations used in both WAN and LAN products. Management believes focusing on increasing software content in products emphasizing high availability and reliability features is an important element of the Company's future product strategy.

Capitalize  on Internal  Manufacturing  Expertise.  Unlike many of its  industry competitors, the Company does not rely upon third party manufacturing subcontractors for assembly, test and quality control of its products. Instead, the Company operates a state-of-the-art manufacturing facility that gives the Company the flexibility to meet customer requirements, produce high quality products and make timely shipments. The Company's manufacturing facility operates under an integrated MRP system that significantly reduces lead-time and inventory investment and facilitates effective demand forecasting. This in-house manufacturing capability provides the Company with the means to quickly manufacture new products without the delays normally associated with the use of manufacturing subcontractors. During 1998, additional surface mount equipment was installed to assure continued high quality assembly with sufficient capacity to meet expected delivery requirements for the Company's expanding customer base. The Company's manufacturing process is certified under the ISO 9002 quality program.

Products

The Company's products include a wide variety of fault-tolerant, high performance solutions for WAN communications, LAN connectivity and mass storage/retrieval applications. The Company historically has addressed the needs of the client/server computing environment with a family of hardware and software products which operate on a number of open standards and allow ease of use with a variety of popular high performance computer platforms. The Company's products have traditionally been grouped into five categories: WAN Communications products, LAN Interface Adapter products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products. The Company has also been developing its second generation of network switches for Local Area Networks. As the Company enters 1999, management is focusing on the development and delivery of new products for two distinct communications markets: Wide Area Networking communications and Local Area Network Switching.

WAN Communications Products. The Company's WAN Communications products provide customers with hardware and software solutions which support a variety of open system platforms. These open systems include VMEbus, SBus, PCIBus, CompactPCIbus
(cPCI) and PMCbus. The Company offers software support for its products across a variety of commonly used operating systems including Microsoft's WindowsNTJ, Sun Microsystems' SolarisJ, Wind River's VxWorks, and QNX. In addition to the advanced hardware network interface products, the Company offers an extensive suite of advanced communication software such as X.25, Frame Relay, High Level Data Link Control (HDLC) variants, Signaling System #7 (SS7), and a variety of protocols to facilitate high and low speed communications. The communications software content is further expanded by the Company's channelized support for T1/E1 data rates and software protocol tool kits for specialized customer development. The growth in the Wide Area Networking (WAN) communications market is being driven by the expansion of the Internet, cellular communications and the convergence occurring between data communications and telecommunications. WAN Communications product customers include Lucent Technologies, Compaq/Digital Equipment Corporation, QualComm Inc., Alcatel Inc., Motorola Corporation and ADC NewNet. Product applications cover a variety of uses including: High speed Internet connections for server products, T1/E1 products used for SS7 products and communications for rail and subway signaling.

During 1998, the Company released three new Wide Area Network interface adapters for the cPCIbus architecture. These products were designed specifically with features that are required in advanced telecommunications applications, including the necessary capability for "hot swap replacement." Management believes that the Company's cPCI products are some of the first products available to cPCI users for high speed WAN communications. All of the Company's WAN Communications products are designed for applications that require high performance and high speed communications capability. To support these applications, the Company's products are "intelligent," containing their own microprocessors and memory. This architecture allows these network interface products to perform many of the lower-level communications tasks that would typically be performed by the host platform, greatly improving overall system performance and capability. During 1998, the Company also expanded its family of WAN software protocol products with emphasis on enhancing speed and reliability. WAN product sales represented 58% of total sales for 1998, compared to 47% for 1997 and has been the highest growth product area for the Company over the past three years .

Local Area Network Switching. The Company has been developing a second generation family of high performance 100Mbit/Gigabit Network Switches for Local Area Networks which offer a variety of unique technical features. During 1998, the Company completed development of its new Nebula (TM) 4000 workgroup switch and its new Nebula 6000 high density departmental switch. The centerpiece of the Company's Local Area Network switch strategy is the Nebula 8000 Fault Tolerant Backbone Switch. This 100/1000 Ethernet switch is the first network switch to offer true fault tolerance at an affordable price. The Nebula 8000's redundant switch fabric has been engineered for maximum availability and its innovative design ensures that no single point of failure will shutdown a network.

The market demands for fault tolerant computing and networking are rising rapidly. Server manufacturers including Compaq Computer Corp. and Tandem Computers have developed server clusters to meet their customers' fault tolerant server requirements. Networking companies, including Novell, are actively promoting and selling networking solutions for mission critical applications. Management believes that deployment of its fault tolerant technologies in the new Nebula 8000 Backbone Switch differentiates PTI from the other vendors in the network switching marketplace. This new product is being positioned for Ethernet based business and mission critical applications in enterprises where "round-the-clock" operations demand highly resilient network infrastructures. Prospective customers in the banking, brokerage, medical imaging and defense industries are expressing serious interest in this product.

As of March 1999, the Nebula 8000 was operating in a number of early beta sites, including the Company's communications network. Additional beta sites have been selected and units are expected to be installed in these locations in April and May. Shipments to customers are expected to commence in the second quarter 1999.

LAN Interface Adapter Products. The Company's LAN Interface Adapter products consist primarily of products often referred to as Network Interface Controllers
(NICs) for a variety of LANs and computer platforms. These products represented 20% of sales in 1998 and 1997. These products currently operate on the PCIBus, SBus and VMEbus computer platforms and include connections for a popular range of Ethernet and FDDI standards and a unique FDDI concentrator product that operates on the VMEbus. Applications for the Company's Ethernet and FDDI network adapter products include a convenient interface between computer platforms and LANs used in commercial, educational or industrial organizations and a shipboard FDDI LAN used by the U.S. Department of Defense to integrate tactical workstations onboard Navy vessels. All of these NICs permit easy integration of SBus, PCIBus or VMEbus computer systems to an FDDI or Ethernet LAN. The FDDI adapters support the Company's alternate path FDDI topology, ensuring the highest available levels of resiliency and data integrity for fault-tolerant and mission critical markets. The Company actively supports software supplied with its newest PCI-based FDDI adapters to be compatible with computer platforms utilizing both the Sun Microsystems' Solaris and WindowsNT operating systems. It is management's belief that the FDDI technology as a LAN technology is not growing and the Company's FDDI products are in the harvest phase of their product life cycle and a decline can be predicted over the next 18-24 months.

Network Systems Products. The Company's Network Systems products consist of system level equipment used in the construction and deployment of computer networks. These products represented 6% of sales in 1998, compared to 9% in 1997. The engineering staff supporting this product group was reassigned at the beginning of 1998 to develop software for WAN Communications products. Traditionally this group has included:

Communications Servers. Communications servers are multipurpose LAN-to-WAN bridging systems supported by software from the Company's San Diego based communication protocol engineering center. The products in this category include a low cost, limited server solution for installations requiring from one to six WAN connections and up to two Ethernet LAN connections. Using unique software, the communications servers can be configured to provide a variety of protocol packages and supporting protocols including bisynchronous, asynchronous communications financial market feeds and radar receivers. The communication server products from the Company can be found in data collection applications including NASA's deep space network, in air traffic control centers for retrieving radar data from remote radar antenna sites and in the US Weather Service infrastructure for retrieving weather satellite and radar images. Management believes this product offering will see continued growth in 1999. Since communications servers are directly aligned with the Company's Wide Area Network communications products, these products will be reported in that grouping in 1999.

Communications Subsystems. The Company's "front-end" I/O communications subsystem product supports multiple disk storage controllers or communication interface modules. This product was co-developed by the Company and a large OEM customer and is used as a communications nexus for high powered workstations. Since this is a very specialized product offering with a limited customer base, management expects revenue from this product to decline in 1999.

Mass Storage Interface Products. The Company's Mass Storage Interface products consist of adapters and software that connect various external disk storage systems, such as Redundant Array of Inexpensive Disks (RAIDs) to computer servers using the SCSI, UltraSCSI and Fibre Channel technologies. During 1998, the Company introduced new products designed to operate on the PCIBus standard using Fibre Channel. As the technologies have changed in this market, the products have increasingly become "commoditized" thereby reducing the Company's ability to achieve value-added pricing. While the Company is supporting the current customer base in their transition from older technologies, it expects revenue to decline in 1999 and beyond. This product group represented 9% of sales in 1998, compared to 14% in 1997.

Inter-system Connectivity Products. The Company's Inter-system Connectivity products permit dissimilar computer standards to be connected. These products are typically used by OEMs and systems integrators for custom applications and allow their customer's to maintain their investment in existing installed equipment. These products represented 7% of sales in 1998, compared to 10% in 1997. Management does not believe these products are strategic to the Company's future growth and is not investing in this business segment. Management believes there will be further declines in this revenue during 1999.

Sales, Marketing and Distribution

The Company markets its products worldwide to a broad spectrum of customers through various channels including OEMs, VARs, distributors and systems integrators. Greater than 85% of the Company's North American business is sold through the Company's direct sales force to OEMs and systems integrators. The remainder is sold to end users through distributors and VARs.

Due to the technical nature of the Company's products sold to OEMs, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the network and communications fields.

In North America, the Company operates four direct sales offices located in San Diego California, Rochester New York, Old Saybrook Connecticut, and Houston Texas. The Company also maintains its European sales and support office in London. Currently, 22 sales, marketing and support personnel sell the Company's products. In addition, independent sales representatives covering selected geographic areas, and distributors or integrators handling selected products supplement the Company's direct sales team on a worldwide basis.

The Company also sells products, including mass storage interface products and certain LAN interface products, to distributors. In addition, a small, highly focused group of distributors, VARs and integrators are involved in selling the Company's network and fault tolerant switching products. The "vertical market" business focus of these VARs and integrators is targeted toward specific applications which are considered mission critical such as "7 day by 24 hour" operations in the following industries: airline, trading floor applications for the financial industry and medical systems in hospitals. Distributors, VARs and integrators who sell the Company's products are managed by the Company's direct sales force. Several marketing strategies are used to support these third party organizations including advertising in trade publications, sponsoring customer training sessions and participating in trade shows throughout North America, Western Europe and the Pacific Rim.

OEM customers typically provide the Company with a rolling forecast for orders placed two to three months in advance of shipment. VARs, integrators and distributors typically provide the Company with orders placed 30 days in advance of shipment. Sales of the Company's products to OEM customers are subject to a number of factors outside the Company's control, including pricing, availability and acceptance of these products by the OEM's customers and potential customers.

The Company executes various ongoing marketing strategies designed to attract new OEM customers and to stimulate additional purchases from existing customers. These strategies include direct mail campaigns and catalogue distribution, direct telemarketing, special pricing programs, active participation in technical standards groups, participation in national and regional trade shows and selected trade press advertisements and technical articles and an active campaign to direct potential customers to the corporate web site.

International sales represented 23% of the Company's net sales in 1998 (as compared to 10% and 11% for 1997 and 1996, respectively). While 1998 international revenue represents a substantial increase over previous years, the Company continues to believe that the international markets represent important untapped opportunities for its products. Management believes that it can develop expanded sales channels and marketing alliances with respect to new and existing international markets and is actively pursuing these relationships. The Company's products are currently sold by approximately 25 international distributors throughout the major industrialized countries in Europe and the Asia Pacific. The Company also operates a sales and marketing office in the United Kingdom to better support its Western European customers. In addition, the Company continues to engage two international marketing organizations to assist in more aggressive development of the Pacific Rim and other territories across all of its product offerings. Use of these third party organizations is primarily viewed as an interim step that will to lead to additional direct sales offices in Europe and the Pacific Rim, assuming the Asian economic climate improves. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. All payments for shipments outside the United States are made in U.S. dollars.

Customers

The Company has over 300 active customers worldwide, including major OEMs, Value Added Resellers, systems integrators, and educational/research organizations. Many of the Company's major customers are Fortune 500 companies. In 1998, the largest single customer represented 13% of sales (Compaq Computer Corp.), and the top five customers accounted for 39% of 1998 revenue.

Generally, the Company's customers can be grouped into two categories. The first category includes customers that are technically oriented and assemble a product or system for a specific end use, using components and subassemblies supplied by vendors such as the Company. These products or systems are typically sold on either a repetitive basis or on a lower volume, purpose-built basis. End use equipment or systems sold by OEMs on a repetitive basis incorporating the Company's products often include applications such as sophisticated enterprise servers with high speed WAN interconnections to the Internet or private communication facilitates specialized Signaling System #7 server clusters installed worldwide by many telecommunications organizations for 800 and 900 number implementations. Examples of lower volume purpose-built end use equipment incorporating the Company's products include FDDI networks used by the United States Navy for shipboard use, communication servers for deep space network used by space research organizations and data collection network systems for air traffic control and radar installations.

The second category are customers requiring products to be self-installing and require limited knowledge of the products' internal operation. These products are often referred to as "plug n' play" or "shrink wrapped," implying a readiness to simply install the end application without the need to have extensive technical knowledge. The Company's products that fit into this category are the SBus and PCIBus Mass Storage Interface, the SBus and PCIBus LAN products (Ethernet and FDDI Niches) and selected WAN Interface products operating on the SBus and PCIBus standards.

Backlog

At March 7, 1999, the backlog of scheduled orders was $7.7 million, compared to $4.7 million at March 2, 1998. Although orders are subject to cancellation in the normal course of business, historically the Company has filled most of its firm orders. (See Management's Discussion & Analysis included elsewhere in this report).

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

Competition

The market for communications, networking and mass storage interface products is intensely competitive and characterized by rapid technological innovations, resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this industry include product performance and functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and increases in relative price/performance ratios. In the WAN communications market, the Company's products compete with products from SBE Incorporated, Adax Incorporated and Digi International Incorporated. In the emerging cPCI arena, the Company's competition is less well-defined, although early entrants include Force Computers, a division of Solectron Corporation, and SBS Technologies, Inc. In the LAN Interface product market, the Company competes with Network Peripherals Inc., Osicom Technologies, Incorporated and Interphase Corporation. In the Mass Storage Interface product market, the Company competes with such companies as Interphase Corporation, MacroLink Incorporated, Sun Microsystems, Emulex Corporation, Qlogic Corporation and Adpatec, Incorporated.

In the Local Area Network Switching market, the Company is focusing on a niche application, fault tolerance. However, many of the companies in this market focus on broad applications products and have greater technical and capital resources, more marketing experience, larger research and development staffs and better production facilities than the Company. In recent years the local network switching market has become increasingly concentrated as a result of consolidations in the industry. Cisco Systems Inc., the industry routing leader, has acquired companies that have historically competed with the Company. These consolidations are likely to permit Cisco and other of the Company's competitors such as Cabletron Systems, 3Com Corp and Xylan Corp, to devote significantly greater resources to the development and marketing of new competitive networking products and the marketing of existing products through their larger distribution networks to their larger installed customer bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations, as well as the emergence of new competitors and new technologies. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition.

Research and Development

The Company's research and development expenses, plus costs attributable to the development of software, for 1998, 1997 and 1996 were approximately $4.2 million, $3.7 million and $3.0 million, respectively. These expenses consist primarily of employee costs and material consumed in developing and designing new products. To a lesser degree, there have been limited expenses devoted to technology acquisition, software license/tools and contract product development.

The Company has, as a result of prior research and development expenditures, developed significant core competencies applicable to high speed fiber-optic local area networking, wide area networking, and fault tolerant switching. The Company expects that research and development funding will continue to increase significantly in 1999. This funding will be directed at further leveraging these competencies and carrying out additional product development in the areas of communications and network switching. In carrying out this focused effort, the Company has increased its internal capability to design and implement ASICs and has invested substantially in integrating and expanding its communication and networking software competency. These competencies will be an important cornerstone for continued future enhancements of WAN network products and high performance fault tolerant switching architectures to support the emerging Gigabit Ethernet LAN technology.

Proprietary Technology

The Company's success depends upon the Company's proprietary technology. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its distributors, customers and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products and accessories are provided to customers under license, generally in the form of object code, which provides a high degree of confidentiality with respect to the intellectual property value. Much of the Company's proprietary technology is found in the Company's source code which is embedded in silicon chips, making it extremely difficult to misappropriate or reverse engineer. Such methods may not afford complete protection and there can be no assurance that the confidentiality agreements will not be breached, or that such agreements will be enforceable, or that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. If patent applications are filed by the Company in the future, there can be no assurance that any patents can be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition. The Company currently has an outstanding patent application pending for a variety of aspects associated with its fault tolerant network switching products. Management expects the U.S. Patent office to render a ruling on this application in 1999.

There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Although no written claims or litigation relating to any such matters are currently pending against the Company, the Company has not conducted any searches or obtained an opinion of counsel with respect to its proprietary rights. Accordingly, there can be no assurance that no claims will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products, or if necessary, that the Company would be able to obtain any necessary licenses on reasonable terms or at all. Any such litigation could be protracted and costly and could have a material adverse affect on the Company's results of operations regardless of the outcome of the litigation.

Suppliers

Certain components used in the Company's products, such as specific single source microprocessors, custom ASICs, FDDI interface components and highly integrated PCIBus and VMEbus interface components, are only currently available to the Company from limited sources. Technology oriented markets are especially subject to rapid change. As a result, over the course of short periods, components utilized by the Company face ongoing "End of Life" risks. To date, the Company has generally been able to obtain adequate supplies of components or has redesigned specific products when adequate components are not available. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of these suppliers. In addition, shortages of raw materials could negatively affect the Company's ability to meet its production obligations and result in increased prices to the Company for affected parts. The Company's inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introductions or shipments, premature End of Life of the Company's products, and/or increased component prices could negatively affect gross margins, any of which could have a material adverse effect on the Company's results of operations. The Company would also be negatively affected if it does not maintain adequate capital resources to fund component purchases.

Manufacturing

The Company maintains a state-of-the-art product assembly and manufacturing facility in Rochester, New York. This facility operates under an integrated MRP system that significantly reduces lead-time and inventory investments and facilitates effective demand forecast. In December 1997, the Company received ISO 9002 certification of its manufacturing facilities and quality management systems. By maintaining an in-house manufacturing capability, management believes that the Company has, to a certain extent, insulated itself from the risks inherent in dealing with independent subcontractors. These risks include timing delays that often result when subcontractors are unable to meet the manufacturing requirements of their customers. In addition, through its in-house manufacturing capability, the Company is able to oversee directly its quality control process and the timeliness of product delivery. The Company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

Employees

As of March 1, 1999, the Company had 140 full-time employees, 10 part time and contract employees and 3 Engineering Cooperative employees. Management believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

 These employees work in the following areas:

                  Research and Development                    53
                  Marketing and Sales                         22
                  Manufacturing                               59
                  General and Administrative                  19

Competition for technical personnel in the Company's marketplace is intense. Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

Risk Factors

Technological Change and New Product Introductions. The market for the Company's products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the standards of the industry change. Additionally, the overall computer networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company's future revenue will depend upon the Company's ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that meet or exceed new industry standards. New product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product's introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in the products or their component parts, or the failure to achieve market acceptance would have a material adverse effect on the Company's revenue and operating results.

Competition. The computer communications, networking and mass storage interface business is extremely competitive and the Company faces competition from a number of established and emerging computer communications and inter-networking device companies. Many of the Company's principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources to spend for promotion, advertising, research and product development than the Company. Several of these competitors have recently introduced or announced their intentions to introduce new competitive products. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's revenue and operating results. Several of the Company's competitors have recently been acquired by major networking companies. These acquisitions are likely to permit the Company's competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's revenue and operating results.

Dependence on Key Customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Customers typically do not enter into long-term volume purchase contracts with the Company and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, and the reduction, delay or cancellation of orders or a delay in shipment of the Company's products to such customers would have a material adverse effect on the Company's revenue and operating results. (See Management's Discussion & Analysis included elsewhere in this report).

Potential Fluctuations in Annual and Quarterly Results. The Company's annual and quarterly operating results may in the future vary significantly depending on factors such as the timing and shipment of significant orders, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, inability to obtain sufficient supplies of sole or limited source components for the Company's products, seasonal and general economic conditions. The Company's expense levels are based, in part, on the Company's expectations as to future revenue. Since a substantial portion of the Company's revenue in each quarter result from orders shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, revenue and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of the Company's net expenses varies with its revenue. (See Management's Discussion and Analysis included elsewhere in this report).

Dependence on Third Party Component Suppliers. Certain components used in the Company's products are currently available to the Company from one or a limited number of sources. Although to date, the Company has generally been able to obtain adequate supplies of these components, there can be no assurance that future supplies will be adequate for the Company's needs or will be available on prices and terms acceptable to the Company. The Company's inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect the Company's gross margins, either of which will have a material adverse effect on the Company's revenue and operating results.

Dependence on Internal Manufacturing. In order to avoid relying on outside contract manufacturers, the Company manufactures all of its products at its Rochester, New York facility. The Company does not have alternative manufacturing capabilities, either internally or through third parties, to perform those manufacturing functions. Even if the Company were able to identify alternative third-party contract manufacturers, there can be no assurance that the Company would be able to retain their services on terms and conditions acceptable to the Company. In the event of an interruption in production, the Company may not be able to deliver products on a timely basis, which will have a material adverse effect on the Company's revenue and operating results. Although the Company currently has business interruption insurance, no assurances can be given that such insurance will adequately cover the Company's lost business as a result of such an interruption.

Dependence on Proprietary Technology. The Company's success depends upon the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technologies. The Company generally enters into confidentiality or license agreements with its distributors, customers and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technologies or to provide an effective remedy in the event of a misappropriation by others. The Company holds no patents but currently has a patent review pending. There can be no assurance that any patents will be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition.

Although management believes that the Company's products do not infringe on the proprietary rights of third parties, there can be no assurance that infringement claims will not be asserted, resulting in costly litigation in which the Company may not ultimately prevail. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which will have a material adverse effect on the Company's revenue and operating results.

Because of the existence of a large number of patents in the computer networking industry and the rapid rate of issuance of new patents or new standards or to obtain important new technology, it may be necessary for the Company to enter into technology licenses from others. There can be no assurance that these third party technology licenses will be available to the Company on commercially reasonable terms. The loss of or inability to obtain any of these technology licenses could result in delays or reductions in product shipments. Any such delays or reductions in product shipments will have a material adverse effect on the Company's revenue and operating results.

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


ITEM 2 - Properties

The Company's principal executive offices, manufacturing and the majority of its research and development personnel are located in a 30,000 square foot building in Rochester, New York. The lease for this facility expires in the year 2001. The Company has an option to renew the lease for two successive five-year terms. There is currently no excess office capacity at this facility. Management believes additional office space will be needed to accommodate the Company's growth in the near term and that adequate office space is available in and around the Rochester area. The Company also leases approximately 6,800 square feet of office space in San Diego, California pursuant to a lease which expires in November 1999. This facility houses part of the Company's software engineering and sales operations. The Company also leases sales offices at three other locations.


ITEM 3 - Legal Proceedings

In the normal course of business, the Company is involved in litigation relating to claims arising out of its operations. The Company is not a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations, financial condition or cash flows.


ITEM 4 -  Submission  of Matters to a Vote of Security  Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

PART II


ITEM 5 - Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

The Company's Common Stock trades on The NASDAQ Stock Market under the trading symbol "PTIX". The following table sets forth the high and the low quarterly closing prices of the Common Stock during the two most recent years, as reported on the NASDAQ Stock Market. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

             1998                          High             Low
         ---------------                 -------          -------
         First Quarter                   $ 19.25          $ 13.13
         Second Quarter                    15.25            10.25
         Third Quarter                     11.63             9.00
         Fourth Quarter                  $ 13.50         $   9.00

             1997                          High             Low
         ---------------                 -------          -------
         First Quarter                  $   8.67         $   6.83
         Second Quarter                     10.33            7.00
         Third Quarter                      19.38           10.00
         Fourth Quarter                   $ 21.75        $  13.50

As of March 1, 1999, there were 188 stockholders of record of the Company's Common Stock.

To date, the Company has not paid cash dividends on its Common Stock and there can be no assurances that the Company will do so at any time in the future.

The following table summarizes the proceeds from the sale of securities and use of proceeds therefrom in connection with the Registrant's Initial Public
Offering on January 24, 1996. Amounts reported represent an estimate of the amount of these expenditures. As of December 31, 1998, offering proceeds have been used in full.

Proceeds from the sale of securities:
Gross proceeds                                                $ 12,800,000
Less:    Underwriter's commission                                  896,000
         Finder's fees                                                   0
         Underwriter's expenses                                     27,000
         Payments to Directors, Officers, General Partners               0
         Other                                                     461,000
                                                              ------------
Net proceeds                                                  $ 11,416,000
                                                              ============

Use of Proceeds:
Construction of facilities                                    $          0
Purchase of machinery                                            1,976,000
Purchase of real estate                                                  0
Acquisition of other business(es)                                        0
Repayment of debt                                                        0
General working capital purposes                                         0
Temporary investments                                                    0
Inventory for new products                                       1,265,000
Software development                                             1,575,000
Product development                                              6,600,000
                                                              ------------
Total use of proceeds                                         $ 11,416,000
                                                              ============

ITEM 6 - Selected Financial Data
          (in thousands, except per share amounts)

For the Years Ended December 31:                1998         1997         1996         1995         1994
-------------------------------                -----        -----        -----        -----        -----
Sales                                        $30,202      $30,336      $24,843      $17,891      $12,562
Income from continuing operations              5,783        5,131        3,734        2,393        1,618
Loss from discontinued operations                                                       (19)      (1,133)
Basic earnings per share:
    Income from continuing operations        $   .80      $   .71       $  .53      $   .52      $   .36
    Weighted average common shares             7,274        7,231        7,020        4,590        4,549
Diluted earnings per share:
    Income from continuing operations        $   .76      $   .68       $  .52      $   .52      $   .34
    Weighted average common and common
        equivalent shares                      7,568        7,522        7,248        4,623        4,705

At December 31:                                 1998         1997         1996         1995         1994
-------------------------------                -----        -----        -----        -----        -----
Working capital                              $31,790      $26,584      $20,965      $ 6,215      $ 4,369
Total assets                                  37,835       31,626       26,089       10,523        9,312
Long-term debt, less current portion         $     6      $    18      $    30      $    57      $   622


ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein as well as the section appearing in Item 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions of those sections. The Company's actual results could differ materially from those discussed in the forward looking statements.

Overview

The Company achieved record earnings for the fifth consecutive year in 1998 and the third consecutive year as a publicly traded company. Net income in 1998 amounted to $5.8 million, 19% of sales, compared to $5.1 million in 1997. Revenue was $30.2 million in 1998, compared to $30.3 million in 1997. The Company did not meet management's revenue expectations in 1998 primarily because the award of a follow-on Department of Defense contract was delayed until September 1998 and because completion of the Nebula 8000 fault tolerant network switch has been delayed until the second quarter of 1999. The Company's financial performance improved significantly during the second half of 1998:
Sales during the second half of the year were 25% higher than in the first half and diluted earnings per share were $.46, compared to $.29, 58% higher. At year-end 1998, the Company had $25.6 million in cash and cash equivalents ($3.38/per share) and virtually no debt. For 1998, the Company generated income from operations, excluding depreciation and amortization (EBITDA) of $8.6 million and cash from operating activities amounted to $6.5 million, compared to $5.8 million for 1997. Return on equity for 1998 was 19% and return on assets was 17%. During 1998, international sales increased to $7.2 million, or 23% of sales, compared to $3.0 million, or 10% of sales in 1997.

As the Company enters 1999, management is focusing on the development and delivery of new products for two distinct communications markets: Wide Area Networking communications and Local Area Network Switching.

Wide Area Networking: The Company's overall Wide Area Networking strategy is to provide customers with hardware and software product solutions which support a variety of open system platforms and operating systems. The growth in the Wide Area Networking (WAN) communications market is being driven by the expansion of the Internet, cellular communications and the convergence occurring between data communications and telecommunications. At the same time, the technologies for Wide Area Networking products are changing dramatically. Server, workstation, and telecommunications providers are migrating their platforms and applications from older bus standards such as VMEbus and SBus, to the newer standard hardware bus architectures; PCIBus and CompactPCI. These technology changes offer a significant opportunity for the Company. PTI began developing WAN communications products for the PCIBus market in 1995. In 1996, PCIBus products represented less than 7% of the Company's WAN revenue. Through a combination of internal development, licensing and strategic partnering, the Company created a comprehensive group of Wide Area Networking communications products for this market. During 1997 and 1998, PTI WAN product revenue increased by 90% and PCIBus products represented 48% of the Company's WAN revenue in 1998. The next emerging WAN market the Company is addressing is CompactPCI (cPCI). cPCI is a new standard hardware bus architecture that combines the attributes of the VMEbus and PCIBus into a ruggedized industrial hardware system for the embedded OEM marketplace. The telecommunications and defense industries are expressing great interest in the cPCI system architecture for meeting their application requirements. Currently, the Company's cPCI WAN products are being evaluated for numerous potential integration opportunities and we expect shipments of cPCI products in the second half of 1999.

To complement the Company's hardware development, communication software protocols have been developed for the PCIBus and cPCI product lines including:
Frame  Relay,  Signaling  System #7 (SS7),  X.25,  High-Level  Data Link Control
(HDLC) and a variety of protocols to facilitate high and low speed communications.

The markets and applications for Wide Area Network products are expanding rapidly. In order to gain broader market penetration, the Company established strategic partnering relationships with a number of major server, workstation and telecommunications equipment suppliers including Sun Microsystems, Compaq Computers, Nortel Networks and ADC NewNet, as well as several leading CompactPCI platform manufacturers.

Local Area Network Switching: The Company has been developing its second generation family of high performance 100Mbit/Gigabit Network Switches for Local Area Networks. During 1998, the Company completed development of its new Nebula(TM) 4000 workgroup switch and its new Nebula 6000 high density departmental switch. The centerpiece of the Company's Local Area Network switch strategy is the Nebula 8000 Fault Tolerant Backbone Switch. This 100/1000 Ethernet switch is the first network switch to offer true fault tolerance at an affordable price. The Nebula 8000's redundant switch fabric has been engineered for maximum availability and its innovative design ensures that no single point of failure will shutdown a network.

The market demands for fault tolerant computing and networking are rising rapidly. Server manufacturers including Compaq Computers and Tandem Computers have developed server clusters to meet their customers' fault tolerant server requirements. Networking companies including Novell are actively promoting and selling networking solutions for mission critical applications. Management believes that deployment of its fault tolerant technologies in the new Nebula 8000 Backbone Switch differentiates PTI from the other vendors in the network switching marketplace. This new product is being positioned for Ethernet based business and mission critical applications in enterprises where "round-the-clock" operations demand highly resilient network infrastructures. Prospective customers in the banking, brokerage, medical imaging and defense industries are expressing serious interest in this product.

As of March 1999, the Nebula 8000 was operating in a number of early beta sites, including the Company's communications network. Additional beta sites have been selected and units are expected to be installed in these locations in April and May. Shipments to customers are expected to commence in the second quarter.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report:

                                                        Year Ended December 31,
                                                         1998     1997     1996
                                                        -----    -----    -----
Sales ..............................................    100.0%   100.0%   100.0%
Cost of goods sold .................................     40.9     41.8     43.7
                                                        -----    -----    -----
Gross profit .......................................     59.1     58.2     56.3
                                                        -----    -----    -----

Operating expenses:
   Selling and marketing ...........................     13.3     13.1     12.9
   Research and development ........................     13.8     12.3     11.9
   General and administrative ......................      6.7      8.9     11.0
                                                        -----    -----    -----
         Total operating expenses ..................     33.8     34.3     35.8
                                                        -----    -----    -----
Income from operations .............................     25.3     23.9     20.5

Other income, net ..................................      4.2      3.4      3.0
                                                        -----    -----    -----
Income before income taxes and minority interest ...     29.5     27.3     23.5

Provision for income taxes .........................     10.4     10.4      8.4
Minority interest ..................................      0.0      0.0     (0.1)
                                                        -----    -----    -----
   Net income ......................................     19.1%    16.9%    15.0%
                                                        =====    =====    =====

Year Ended December 31, 1998, compared with the Year Ended December 31, 1997

Sales.  Sales for 1998 were  $30,202,000,  compared to  $30,336,000 in 1997. The
Company's sales are in one product segment and are grouped into five product categories: WAN communications products, LAN interface products, Network Systems products, Mass Storage Interface products and Inter-system Connectivity products. Beginning in 1999, sales will be grouped into four product categories:
WAN communications products, LAN interface products, Network Switching and Other (combining Network Systems products, Mass Storage Interface products and Inter-system Connectivity products).

Shipments of WAN communications products represented 58% of sales during 1998, compared to 47% in 1997. The increase in WAN sales is primarily attributable to the development of several new PCIBus products being sold to customers including Sun Microsystems, Compaq Computers and ADC NewNet. During 1998, the Company experienced a decline in VMEbus and SBus revenue as customers moved to newer technologies. The Company has developed several new WAN products for the
CompactPCI   market  and  these   products   are  in   evaluation   by  numerous
telecommunications   and  defense  suppliers.   Management  expects  PCIBus  and
CompactPCI revenue to increase in 1999 while the VMEbus and SBus revenue declines as these technologies become less prevalent.

Shipments of LAN interface products amounted to 20% of sales in 1998 and 1997. The largest share of the Company's LAN interface product business is generated from Commercial Off-the-Shelf (COTS) Department of Defense projects. Defense project revenue declined in 1998 by 13% because the award of a significant multi-year contract was delayed until mid-September and interim orders were not received during the delay period. Also in the third quarter of 1998, a significant contract was received from a new OEM customer for PCIBus LAN products. PCIBus products represented almost 13% of LAN revenue in 1998, versus 0% in 1997. Revenue from this OEM customer could approach $1.0 million in 1999.

Shipments of Network Systems products represented 6% of sales in 1998, compared to 9% in 1997. Network Systems are primarily comprised of shipments of I/O subsystems to an OEM customer and sales of specialized communication server hardware and protocol software for specialty WAN applications. As anticipated, shipments to the OEM customer declined by approximately $1 million in 1998 and sales of specialized communication servers also declined in 1998. The engineering staff supporting the server business was reassigned at the beginning of 1998 to develop software for WAN communications products. A further decline in Network Systems product revenue is expected in 1999 and beyond.

Shipments of Mass Storage Interface products for 1998 amounted to 9% of sales, compared to 14% in 1997. The technologies used in this market are moving from SBus to PCIBus and from SCSI to Fibre Channel. The PCIBus market has become a commodity market with greater competition and lower pricing. While this market was also moving to the Fibre Channel technology, there were delays in the adoption of standards. As a result of these factors, the Company's PCIBus and Fibre Channel products do not effectively compete in today's market. A further decline in mass storage product revenue is forecasted in 1999 and beyond.

Shipments of Inter-system Connectivity products represented 7% of sales in 1998 compared to 10% of sales in 1997. The Company is not investing in this group of products and a declining trend for this revenue is expected.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit in 1998 increased by $222,000 to $17,863,000, from $17,641,000 in 1997. Gross margin improved to 59% of sales in 1998, from 58% in 1997. While gross margin for the Company's WAN, LAN interface and Other products is expected to average 59% or 60% in 1999, the gross margin on the new network switching products is forecasted to average approximately 45% for the year because the Company intends to aggressively price these products in the market.

Total Operating Expenses. Total operating expenses remained relatively constant at 34% of sales in 1998 and 1997. The Company increased its investment in research and development during 1998, while controlling selling and marketing expenses and reducing its general and administrative expenses.

Selling and marketing expenses increased to $4,023,000 in 1998, from $3,988,000 in 1997, 13% of sales in 1998 and 1997. During 1998, the Company delayed certain planned marketing and promotional activities associated with the Nebula 8000 in order to coordinate spending with the product's availability. During the second half of 1998, the sales and marketing staff for the network switch group was increased in order to have a greater impact on sales in 1999. Management intends to market its new products aggressively in 1999 and expects sales and marketing expenses to increase as a percentage of sales.

Research and development expenses increased by 12.0% to $4,165,000, or 14% of sales in 1998, compared to $3,720,000, or 12% of sales in 1997. Recruiting and hiring engineers continues to be one of the Company's greatest challenges. While a number of engineers were hired during 1998, the Company continues to actively recruit to fill open positions and has engaged outside engineering consultants to assist on new product development projects. The increase in research and development expenses in 1998 was primarily the result of new engineers hired, outside engineering consultants, and higher development costs for new products. Management believes research and development expenses can fluctuate quarterly during 1999 but will only increase modestly as a percentage of sales for the year.

General and administrative expenses decreased to $2,035,000, or 7% of sales in 1998, compared to $2,711,000, or 9% of sales in 1997. While the Company maintains tight control over its general and administrative expenses, more than one-half of the 1998 expense reduction was associated with the Company not achieving the internal growth goals and objectives established in the Company's 1998 annual incentive plan. Management believes general and administrative expenses should decline as a percentage of sales in 1999.

Other income, net. Other income consists primarily of interest income from cash equivalents and marketable securities. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income Taxes. The provision for income taxes for 1998 is based upon the combined federal and state effective tax rate of 35%, compared to 38% in 1997.

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


Liquidity and Capital Resources

At December 31, 1998, the Company's primary source of liquidity included cash and cash equivalents of $25,627,000 and available borrowings of $5,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of December 31, 1998. The Company had working capital of $31,790,000 at December 31, 1998, compared to $26,584,000 at December 31, 1997.

Cash generated by operating activities was $6,503,000, $5,821,000 and $3,642,000 in 1998, 1997 and 1996, respectively. The increase in cash generated from operating activities in 1998 is attributable to greater net income and non-cash adjustments offset by a net increase in operating assets and liabilities.

Cash provided by investing activities was $10,960,000 in 1998 and cash used in investing activities was $7,093,000 and $7,469,000 in 1997 and 1996, respectively. During 1998, investing activities included the purchase of marketable securities of $6,000,000, the maturity of marketable securities of $18,010,000, and capital equipment purchases of $429,000. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. In addition, the Company capitalizes certain software development costs. Amounts capitalized were $621,000, $704,000 and $380,000 in 1998, 1997 and 1996, respectively.

In March 1998, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. As of December 31, 1998, the Company had repurchased a total of 78,437 shares at total cost of $736,000. The program authorized in 1998 is still in effect. Cash provided by financing activities of $67,000 and $78,000 for 1998 and 1997, respectively, was principally the result of the exercise of stock options. During 1996, cash provided by financing activities was principally the result of the Company's initial public offering of its Common Stock in January 1996.

Impact of the Year 2000 Issue

Many companies are facing a potential issue regarding the ability of information systems to accommodate the coming year 2000. The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company recognizes the importance of the Year 2000 issue and has been giving it high priority. The Company created a corporate-wide Year 2000 project team and the team's objective is to ensure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) readiness of key third parties, including suppliers and customers. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Company's results of operations or financial condition.

The Company has completed phase I of its readiness plan for its IT systems and non-IT systems. This phase consisted of evaluating its systems and equipment based on the current status and normal scheduled upgrade and replacement of such system components. The Company is in the process of completing Phase II which consists of testing IT system and non-IT system components whose Year 2000 status cannot be determined by research and has begun certain parts of Phase III, upgrading its IT system. The remaining parts of Phase III are planned during the third quarter 1999, and will consist of upgrading and/or replacement of non-IT system components specifically required for Year 2000 readiness. Phase IV, planned during the fourth quarter of 1999, will consist of finalizing contingency plans for temporary operation should unexpected difficulties with IT systems and non-IT systems occur. The development of these contingency plans began in conjunction with upgrading its IT system.

In addition to internal Year 2000 IT and non-IT remediation activities, the Company has contacted key suppliers to assure no interruption in the relationship between the Company and these important third parties from the Year 2000 issue. The Company is waiting for responses from these suppliers to assess if such third parties have any known Year 2000 issues. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on Company operations. The Company believes that its diligent actions with key suppliers will minimize these risks.

The vast majority of the Company's products are not date sensitive. The Company has of summarized information on its products and this information has been available to customers since November 1998.

While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified within its internal plan, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized by the second half of 1999.

Through December 1998, the Company has not incurred significant incremental costs related to the Year 2000 issue. The total projected incremental cost is estimated to be $150,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue unless the nature of the item is an upgrade or replacement of a system with a useful life that meets the capitalization policy of the Company. These costs are being funded through operating cash flows. The Company's total cost for the Year 2000 issue includes estimated costs and time associated with interfacing with third parties' Year 2000 issues. These estimates are based on current information.

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

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments, and believes its exposure to such risk is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consists of U.S. Treasury securities, municipal securities and corporate obligations. The Company does not participate in the investment of derivative financial instruments.


ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements: ..................................... Page

   Report of Independent Accountants ...............................   21
   Consolidated Balance Sheets at December 31, 1998 and 1997 .......   22
   Consolidated Statements of Income for the Three Years
      Ended December 31, 1998 ......................................   23
   Consolidated Statements of Changes in Stockholders' Equity
      for the Three Years Ended December 31, 1998 ..................   24
   Consolidated Statements of Cash Flows for the Three Years
      Ended December 31, 1998 ......................................   25
   Notes to Consolidated Financial Statements ......................   26

Index to Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        Report of Independent Accountants



February 12, 1999



To the Board of Directors and Stockholders of Performance Technologies, Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers  LLP

PricewaterhouseCoopers LLP
Rochester, New York

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                      1998             1997
                                                     ------           ------
Current assets:
   Cash and cash equivalents ...............       $25,627,000      $ 8,833,000
   Marketable securities ...................                         12,010,000
   Accounts receivable, net ................         4,799,000        4,956,000
   Inventories, net ........................         4,425,000        3,329,000
   Prepaid expenses and other ..............           679,000          346,000
   Deferred taxes ..........................           549,000          466,000
                                                   -----------      -----------
         Total current assets ..............        36,079,000       29,940,000

Equipment and improvements, net ............           934,000          982,000
Software development, net ..................           822,000          579,000
Other assets ...............................           125,000
                                                   -----------      -----------
         Total assets ......................       $37,835,000      $31,626,000
                                                   ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt .........     $    12,000      $    12,000
   Accounts payable ..........................       1,932,000          824,000
   Income taxes payable ......................         507,000          255,000
   Accrued expenses ..........................       1,838,000        2,265,000
                                                   -----------      -----------
         Total current liabilities ...........       4,289,000        3,356,000

Long term debt, less current portion .........           6,000           18,000
Deferred taxes ...............................         288,000          220,000
                                                   -----------      -----------
         Total liabilities ...................       4,583,000        3,594,000
                                                   -----------      -----------

Commitments

Stockholders' equity:
 Preferred stock - $.01 par value: 1,000,000
  shares  authorized;  none issued
 Common stock - $.01 par value; 15,000,000 shares
  authorized; 7,466,412 and 7,414,732 shares issued
  at December 31, 1998 and 1997, respectively ..        75,000           74,000
Additional paid-in capital .....................    13,250,000       13,055,000
Retained earnings ..............................    20,844,000       15,061,000
Treasury stock - at cost, 226,919 and 147,282
  shares held at December 31, 1998 and 1997,
 respectively ..................................      (917,000)        (158,000)
                                                   -----------      -----------
     Total stockholders' equity ................    33,252,000       28,032,000
                                                   -----------      -----------
     Total liabilities and stockholders' equity    $37,835,000      $31,626,000
                                                   ===========      ===========






   The accompanying notes are an integral part of these financial statements.



             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                              Year Ended December 31,
                                         1998           1997           1996
                                     ------------   ------------   ------------

Sales ...........................    $ 30,202,000   $ 30,336,000   $ 24,843,000
Cost of goods sold ..............      12,339,000     12,695,000     10,849,000
                                     ------------   ------------   ------------
Gross profit ....................      17,863,000     17,641,000     13,994,000
                                     ------------   ------------   ------------

Operating expenses:
   Selling and marketing ........       4,023,000      3,988,000      3,210,000
   Research and development .....       4,165,000      3,720,000      2,960,000
   General and administrative ...       2,035,000      2,711,000      2,737,000
                                     ------------   ------------   ------------
         Total operating expenses      10,223,000     10,419,000      8,907,000
                                     ------------   ------------   ------------
Income from operations ..........       7,640,000      7,222,000      5,087,000

Other income, net ...............       1,289,000      1,051,000        750,000
                                     ------------   ------------   ------------
Income before income taxes and
 minority interest ..............       8,929,000      8,273,000      5,837,000

Provision for income taxes ......       3,146,000      3,142,000      2,079,000
                                     ------------   ------------   ------------
Income before minority interest .       5,783,000      5,131,000      3,758,000

Minority interest ...............                                       (24,000)

Net income ......................    $  5,783,000   $  5,131,000   $  3,734,000
                                     ============   ============   ============


Basic earnings per share ........    $        .80   $        .71   $        .53
                                     ============   ============   ============

Diluted earnings per share ......    $        .76   $        .68   $        .52
                                     ============   ============   ============



















   The accompanying notes are an integral part of these financial statements.


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                  Additional
                  Common Stock     Paid-In    Treasury    Retained
                 Shares  Amount    Capital     Stock      Earnings     Total
               ----------------- ----------- ---------- ----------- -----------
Balance -
 January 1,
 1996          3,263,598 $33,000 $ 1,414,000 $ (156,000)$ 6,196,000 $ 7,487,000

1996 Net income                                           3,734,000   3,734,000
Exercise of
 options/warrants 35,820              74,000                             74,000
Tax benefit -
 warrant and
 option plans                         25,000                             25,000
Purchase of
 treasury stock -
 37 shares                                       (1,000)                 (1,000)
Initial public
 offering stock
 proceeds      1,600,000  16,000  11,372,000                         11,388,000
               --------- ------- ----------- ---------- ----------- -----------
Balance -
 December 31,
 1996          4,899,418  49,000  12,885,000   (157,000)  9,930,000  22,707,000

1997 Net income                                           5,131,000   5,131,000
Exercise of
 options          51,325   1,000     104,000                            105,000
Tax benefit -
 option plan                          90,000                             90,000
Three-for-two
 stock split   2,463,989  24,000     (24,000)
Purchase of
 treasury stock -
 71 shares                                       (1,000)                 (1,000)
               --------- ------- ----------- ---------- ----------- -----------
Balance -
 December 31,
 1997          7,414,732  74,000  13,055,000   (158,000) 15,061,000  28,032,000

1998 Net income                                           5,783,000   5,783,000
Exercise of
 options          51,680   1,000     101,000                            102,000
Tax benefit -
 option plan                          94,000                             94,000
Purchase of
 treasury stock -
 79,637 shares                                 (759,000)               (759,000)
               --------- ------- ----------- ---------- ----------- -----------
Balance -
 December 31,
 1998          7,466,412 $75,000 $13,250,000 $ (917,000)$20,844,000 $33,252,000
               ========= ======= =========== ========== =========== ===========

















   The accompanying notes are an integral part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                          1998           1997           1996
                                         ------         ------         ------
Cash flows from operating activities
 Net income                          $  5,783,000   $  5,131,000   $  3,734,000
 Non-cash adjustments:
  Depreciation and amortization           975,000      1,490,000        831,000
  Reserve for inventory obsolescence      802,000        262,000        609,000
  Deferred income taxes                   (15,000)       (46,000)      (119,000)
  Other                                    23,000         21,000       (113,000)
 Changes in operating assets
  and liabilities:
  Accounts receivable                     137,000     (1,743,000)      (895,000)
  Inventories                          (1,898,000)       441,000     (1,229,000)
  Prepaid expenses and other             (331,000)       (62,000)        25,000
  Accounts payable and
   accrued expenses                       681,000          5,000        418,000
  Income taxes payable                    346,000        322,000        381,000
                                     ------------   ------------   ------------
Net cash provided by
 operating activities                   6,503,000      5,821,000      3,642,000
                                     ------------   ------------   ------------

Cash flows from investing activities
 Purchase of equipment
  and improvements, net                  (429,000)      (481,000)      (719,000)
 Capitalized software development        (621,000)      (704,000)      (380,000)
 Purchase of marketable securities     (6,000,000)   (13,008,000)    (6,102,000)
 Maturities of marketable securities   18,010,000      7,100,000
 Purchase of remaining shares
  in subsidiary                                                        (268,000)
                                     ------------   ------------   ------------
Net cash provided (used)
 by investing activities               10,960,000     (7,093,000)    (7,469,000)
                                     ------------   ------------   ------------

Cash flows from financing activities
 Repayment of long-term debt              (12,000)       (26,000)       (74,000)
 Exercise of stock options and
  warrants                                 79,000        104,000         74,000
 Purchase of treasury stock              (736,000)
 Net proceeds from issuance of
  common stock                                                       11,388,000
                                     ------------   ------------   ------------
Net cash (used) provided
 by financing activities                 (669,000)        78,000     11,388,000
                                     ------------   ------------   ------------

Net increase (decrease) in
 cash and cash equivalents             16,794,000     (1,194,000)     7,561,000

Cash and cash equivalents
 at beginning of year                   8,833,000     10,027,000      2,466,000
                                     ------------   ------------   ------------

Cash and cash equivalents
 at end of year                      $ 25,627,000   $  8,833,000   $ 10,027,000
                                     ============   ============   ============


Supplemental disclosure of cash flow information:

 Interest paid                       $      4,000   $      4,000   $     13,000
 Income taxes paid                   $  2,827,000   $  2,865,000   $  1,853,000
Non-cash financing activity
 Exercise of stock options using
  1,200 shares of common stock       $     23,000





   The accompanying notes are an integral part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company designs, develops, manufactures and markets high reliability, and high availability network switching and other communications solutions.

Segment Data, Geographic Information and Significant Customers: The Company operates in one industry segment. Export sales to customers outside the United States represent 23%, 10% and 11% of the Company's sales for the years ended December 31, 1998, 1997 and 1996, respectively. For 1998, 1997 and 1996, four customers accounted for approximately 35%, 28% and 30%, respectively, of the Company's sales, with no single customer representing greater than 13%, 8% and 12%, respectively, of the Company's sales.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated (Note E).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and loans approximate fair value at December 31, 1998, as the maturity of these instruments are generally short term. Due to differences in the interest rates on the long term debt compared to prevailing rates, the fair value of these instruments does vary from their carrying amounts, however, such differences are immaterial.

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

Revenue Recognition: Revenue from hardware sales is recognized upon product shipment.

Note A - Nature of Business and Summary of Significant Accounting Policies (continued)

Equipment and Improvements: Equipment and improvement purchases are recorded at cost. Depreciation is computed using the straight-line method over the following useful lives:

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


Note B - Accounts Receivable

Accounts receivable consisted of the following:

                                                          At December 31,
                                                       1998             1997
                                                      ------           ------
Accounts receivable                                $ 4,992,000      $ 5,148,000
Less:  allowance for doubtful accounts                (193,000)        (192,000)
                                                   -----------      -----------
      Net                                          $ 4,799,000      $ 4,956,000
                                                   ===========      ===========


Note C - Inventories

Inventories consisted of the following:

                                                          At December 31,
                                                       1998             1997
                                                      ------           ------
Purchased parts and components                     $ 1,905,000      $   954,000
Work in process                                      3,011,000        2,580,000
Finished goods                                         130,000          333,000
                                                   -----------      -----------
                                                     5,046,000        3,867,000
Less:  reserve for inventory obsolescence             (621,000)        (538,000)
                                                   -----------      -----------
      Net                                          $ 4,425,000      $ 3,329,000
                                                   ===========      ===========

Note D - Equipment and Improvements

Equipment and improvements consisted of the following:

                                                          At December 31,
                                                       1998             1997
                                                      ------           ------
Engineering equipment and software                 $ 1,442,000      $ 1,294,000
Manufacturing equipment                              1,269,000        1,140,000
Furniture and equipment                                874,000          785,000
Leasehold improvements                                 134,000          130,000
                                                   -----------      -----------
                                                     3,719,000        3,349,000
Less:  accumulated depreciation and amortization    (2,785,000)      (2,367,000)
                                                   -----------      -----------
       Net                                         $   934,000      $   982,000
                                                   ===========      ===========

Total depreciation and amortization expense for equipment and improvements for 1998, 1997 and 1996 was $418,000, $426,000 and $417,000, respectively.

Note E -  Other Assets

Effective January 1, 1998, the Company integrated the operations and assets of its San Diego based subsidiary, Uconx Corporation, into its corporate operations. The Company recorded a charge to operating expenses for the remaining amount of unamortized goodwill during 1998 as its value had significantly decreased as a result of declining revenue of this subsidiary. Amortization expense for goodwill was $123,000, $50,000 and $45,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


Note F - Accrued Expenses

Accrued expenses consisted of the following:

                                                           At December 31,
                                                        1998             1997
                                                       ------           ------
Accrued compensation                                $  844,000       $1,500,000
Other accrued expenses                                 994,000          765,000
                                                    ----------       ----------
      Total                                         $1,838,000       $2,265,000
                                                    ==========       ==========


Note G - Long Term Debt and Credit Agreement

During 1998, the Company signed a new two-year revolving credit loan agreement with a bank increasing the available borrowing capacity to $5 million. Borrowings bear interest ranging between the bank's prime rate or one month LIBOR plus applicable basis points as outlined in the agreement. Borrowings are collateralized by trade accounts receivable, inventory, equipment, contract rights and intangibles. The agreement requires the Company to meet certain financial and non-financial covenants. The Company was in compliance with such covenants at December 31, 1998. There were no balances outstanding under this agreement at December 31, 1998 and 1997.

In June 1993, the Company borrowed $80,000 from the City of Rochester to purchase equipment. The seven year loan bears interest at 2%. The loan is fully collateralized by an irrevocable letter of credit. This agreement contains a covenant requiring the Company to maintain substantially all of its operations located within the boundaries of the municipality. The amount outstanding at December 31, 1998 and 1997 was $18,000 and $30,000, respectively, and the long term amount outstanding at December 31, 1998 and 1997 was $6,000 and $18,000, respectively. As of December 31, 1998, the aggregate maturities of the loan payable for the years ending December 31, 1999 and 2000 are $12,000 and $6,000, respectively.

Note H - Commitments

The Company leases facilities and equipment under operating leases. Under the terms of the facility lease for its primary operations which expires in the year 2001, the Company agrees to pay an annual rental of $270,000 with an adjustment each year based upon the Consumer Price Index. The Company is also required to pay their pro rata share of the real property taxes and assessments, expenses and other charges associated with this facility. The Company has the option to renew the lease for two successive periods of five years each at an annual rental in accordance with the provisions of the lease agreement.

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 1998 are as follows:

                                                                    Operating
                                                                    Leases
          1999                                                    $   512,000
          2000                                                        431,000
          2001                                                        236,000
          2002                                                         81,000
                                                                  -----------
Total minimum lease payments                                      $ 1,260,000
                                                                  ===========

Rental expense  amounted to $471,000,  $557,000 and $500,000 for 1998,  1997 and
1996, respectively.

Note I - Stockholders'  Equity

In March 1998, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. During 1998, the Company repurchased a total of 78,437 shares at a total cost of $736,000.

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

Under the Incentive Stock Option Plan established in 1986, 1.8 million common shares were reserved for grant by the Board of Directors. Options may be granted to any officer, director or employee at not less than the fair market values at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plan generally expire five years from the date of grant and generally vest 20% after one year, 50% after two years and 100% after three years.

With respect to non-qualified options, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock. Tax benefits related to such non-qualified stock options are credited to additional paid-in capital.

The following table summarizes stock option activity under this plan:

                                                    Weighted-Average   Option
                                   Number of Shares  Exercise Price  Price Range
                                   ---------------- ---------------- -----------

Outstanding at January 1, 1996            199,986         $1.57    $1.22-$ 2.01
Granted                                   348,000         $7.66    $6.67-$ 9.83
Exercised                                 (48,510)        $1.39    $1.22-$ 1.83
Expired                                    (1,282)        $1.69    $1.52-$ 1.83
                                          -------         ------   ------------

Outstanding at December 31, 1996          498,194         $5.84    $1.22-$ 9.84
Granted                                   143,250         $8.13    $7.25-$13.00
Exercised                                 (65,618)        $1.60    $1.21-$ 7.83
Expired                                    (2,325)        $4.93    $1.21-$ 7.83
                                          -------         ------   ------------

Outstanding at December 31, 1997          573,501         $6.90    $1.33-$13.00
Granted                                   152,250        $13.84    $9.25-$14.63
Exercised                                 (51,680)        $1.97    $1.33-$ 7.58

Expired                                    (1,000)       $13.00          $13.00
                                          -------         ------   ------------

Outstanding at December 31, 1998          673,071         $8.84    $1.52-$14.63
                                          =======         =====    ============

At December 31, 1998, 430,267 options were vested and 704,687 options were available for future grant under the stock option plan. At December 31, 1998, 75,000 warrants are held by two of the Company's directors at an exercise price of $1.83 per share and expire in the year 2000. During 1996, 3,750 warrants were exercised by an outside director and a consultant.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts of $4,617,000 and $4,371,000, respectively. Basic earnings per share would have been reduced to the pro forma amounts of $.63 and $.60, respectively. Diluted earnings per share would have been reduced to the pro forma amounts of $.61 and $.58, respectively.

The assumption regarding the stock options issued in 1998 and 1997 was that 33% of such options vested annually. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of 0%; expected volatility of 62% and 61%; risk-free interest rate of 5.5% and 6.5%; and expected lives of five years.


Note J - Income Taxes

The provisions for income taxes were as follows:

Current income taxes                      1998           1997           1996
                                         ------         ------         ------
   Federal                            $ 2,711,000    $ 2,814,000    $ 1,852,000
   State                                  450,000        374,000        346,000
                                      -----------    -----------    -----------
                                        3,161,000      3,188,000      2,198,000
Deferred benefit                          (15,000)       (46,000)      (119,000)
                                      -----------    -----------    -----------
   Total provision                    $ 3,146,000    $ 3,142,000    $ 2,079,000
                                      ===========    ===========    ===========

The provision for income taxes from differ from those computed using the federal tax rate of 34% due to the following:

                                                 1998        1997        1996
                                                ------      ------      ------
Federal income tax at statutory rate             34.0%       34.0%       34.0%
Research and development tax credits             (0.5)       (2.0)       (2.7)
State tax provision, net of federal benefit       3.3         2.9         3.9
Other                                            (1.6)        3.1         0.4
                                                ------      ------      ------
   Effective tax rate                            35.2%       38.0%       35.6%
                                                ======      ======      ======

The Company's net deferred income tax balance consists of the following:

                                                          At December 31,
Deferred tax liabilities                               1998             1997
------------------------                              ------           ------
Capitalized software development cost, net         $   288,000      $   220,000
                                                   -----------      -----------
Deferred tax assets
-------------------
Accrued vacation, payroll
 and other accrued expenses                           (199,000)        (101,000)
Inventory obsolescence reserve and
 other inventory related items                        (188,000)        (205,000)
Bad debt reserve                                       (68,000)         (73,000)
Research tax credits                                   (27,000)         (31,000)
Other                                                  (67,000)         (56,000)
                                                   -----------      -----------
   Total deferred tax assets                          (549,000)        (466,000)
                                                   -----------      -----------
      Net deferred tax asset                       $  (261,000)     $  (246,000)
                                                   ===========      ===========

The carryforward research credits begin to expire in 2006.


Note K - Research and Software Development Costs

The Corporation incurred research and software development costs relating to the development of new products as follows:

                                          1998           1997           1996
                                         ------         ------         ------
Gross expenditures for engineering
  and software development            $ 4,842,000    $ 4,764,000    $ 3,460,000
Less:  amounts capitalized               (677,000)    (1,044,000)      (500,000)
                                      -----------    -----------    -----------
   Net charged to operating expenses  $ 4,165,000    $ 3,720,000    $ 2,960,000
                                      ===========    ===========    ===========

Software Development costs consisted of the following:

                                                          At December 31,
                                                       1998             1997
                                                      ------           ------
Capitalized software development costs             $ 2,216,000      $ 1,723,000
Less:  accumulated amortization                     (1,394,000)      (1,144,000)
                                                   -----------      -----------
   Net                                             $   822,000      $   579,000
                                                   ===========      ===========

Amortization of software development costs included in cost of goods sold was $434,000, $1,014,000 and $369,000 for 1998, 1997 and 1996, respectively.

Note L  - Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants. The following table illustrates the calculation of both basic and diluted EPS:

                                          1998           1997           1996
                                         ------         ------         ------
Net income available
 to common stockholders                $5,783,000     $5,131,000     $3,734,000
                                       ----------     ----------     ----------
Weighted average common shares          7,274,110      7,230,902      7,019,746
                                       ----------     ----------     ----------
  Basic earnings per share             $      .80     $      .71     $      .53
                                       ==========     ==========     ==========

Diluted earnings per share
Net income available
 to common stockholders                $5,783,000     $5,131,000     $3,734,000
                                       ----------     ----------     ----------
Weighted average common shares          7,274,110      7,230,902      7,019,746
Common equivalent shares                  293,396        291,016        228,631
                                       ----------     ----------     ----------
Weighted average common and
 common equivalent shares               7,567,506      7,521,918      7,248,377
                                       ----------     ----------     ----------
  Diluted earnings per share           $      .76     $      .68     $      .52
                                       ==========     ==========     ==========


Note M - Employee Benefit Plans

The Company's Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. The Company's discretionary matching contributions to the plan were $86,000, $92,000 and $126,000 for 1998, 1997, and 1996, respectively.
In conjunction with the Company's Flexible Benefits plan, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $128,000, $108,000 and zero for 1998, 1997 and 1996.


Note N - Transactions with Related Parties

The Company leases its primary facility from an entity controlled by two directors of the Company, one of whom is an officer. During 1998, 1997, and 1996, the Company paid rent of $319,000, $318,000 and $307,000, respectively. (Note H)

Note O - Quarterly Results (unaudited)

                                                          1998
                                         (in thousands, except per share data)
                                        Mar. 31    Jun. 30    Sept. 30   Dec. 31
                                        -------    -------    --------   -------
Sales                                    $7,411     $6,051     $7,857     $8,883
Gross profit                              4,548      3,569      4,910      4,836
Income from operations                    1,906      1,021      2,017      2,696
Net income                               $1,419     $  861     $1,530     $1,973

Basic earnings per share                 $ 0.20     $ 0.12     $ 0.21     $ 0.27
                                         ======     ======     ======     ======
Diluted earnings per share               $ 0.18     $ 0.11     $ 0.20     $ 0.26
                                         ======     ======     ======     ======


                                                          1997
                                         (in thousands, except per share data)
                                        Mar. 31    Jun. 30    Sept. 30   Dec. 31
                                        -------    -------    --------   -------
Sales                                    $7,434     $7,539     $7,606     $7,757
Gross profit                              4,102      4,514      4,343      4,682
Income from operations                    1,563      1,700      1,996      1,963
Net income                               $1,112     $1,200     $1,402     $1,417

Basic earnings per share                 $ 0.15     $ 0.17     $ 0.19     $ 0.20
                                         ======     ======     ======     ======
Diluted earnings per share               $ 0.15     $ 0.16     $ 0.18     $ 0.18
                                         ======     ======     ======     ======



ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III


The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement to be filed, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on June 8, 1999, which information included therein is incorporated herein by reference.


ITEM 10 - Directors and Executive Officers of the Registrant

The section entitled "Election of Directors" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 8, 1999, sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.


ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 8, 1999, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.


ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 8, 1999, set forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 8, 1999, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

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

(3)      Exhibits
Exhibit        Ref.
Number         Number        Description
3.1            (1)           Restated Certificate of Incorporation
3.2            (1)           Amended By-laws
4.1            (1)           Form of Common Stock Certificate
4.2            (2)           Amended and Restated Stock Option Plan
10             (1)           Material Contracts
10.1           (--)*         Revolving Credit Agreement dated as of December 30,
                                    1998  between the  Registrant  and The Chase
                                    Manhattan Bank, N.A.
10.2           (--)*         Revolving Credit  Note in the amount of  $5,000,000
                                    dated   December   30,  1998  given  by  the
                                    Registrant to The Chase Manhattan Bank, N.A.
10.3           (1)           Security Agreements  granted by the  Registrant  to
                                    The Chase  Manhattan  Bank, N.A. dated as of
                                    April 13,  1985,  April  13,  1993 and as of
                                    June  17,   1993,   and  with   respect   to
                                    Performance  Computer  Corporation only, the
                                    Security Agreement dated as of June 17, 1993
                                    granted to The Chase Manhattan Bank, N.A. by
                                    Performance Computer Corporation and certain
                                    other  Affiliates of the  Registrant  (which
                                    other Affiliates have been released) and all
                                    amendments and modifications thereto
10.4           (1)           Letter of Intent from the City of  Rochester to the
                                    Registrant dated May 4, 1993
10.5           (1)           Irrevocable Standby Letter of Credit from The Chase
                                    Manhattan Bank, N.A. dated June 4, 1993
10.6           (1)           Promissory Note in the amount of $80,000 dated June
                                    8, 1993 given by the  Registrant to the City
                                    of Rochester
10.7           (1)           Letter of  Credit   and   Reimbursement   Agreement
                                    between C & J Enterprises  and Chase Lincoln
                                    First Bank, N.A. dated September 1, 1990
10.8           (1)           Corporation  Guaranty   Agreement  granted  by  the
                                    Registrant,  PTI Acquisition  Corporation to
                                    Chase Lincoln First Bank,  N.A.  dated as of
                                    September 1, 1990
10.9           (1)           Guaranty Agreement  dated  August 31, 1995  between
                                    the Registrant and the City of Rochester
10.10          (1)           Sublease Agreement between the Registrant and C & J
                                    Enterprises dated as of September 1, 1990
10.11          (1)           Master Equipment  Lease between the  Registrant and
                                    Fleet Credit  Corporation  dated as of March
                                    30, 1992
10.12          (1)           Master Equipment Lease between the Registrant and M
                                    & M Associates dated February 1, 1993
10.13          (1)           Master Equipment Lease between the Registrant and M
                                    & M Associates dated November 1, 1993
10.14          (1)           Agreement between the  Registrant  and Loral Test &
                                    Information Systems dated November 2, 1995

Exhibit        Ref.
Number         Number        Description
10.15          (1)           License  Agreement  between  the   Registrant   and
                                    Willemijn  Houdstermaatschappij  BV dated as
                                    of January 1, 1994
10.16          (1)           License Agreement between the Registrant and Spider
                                    Systems Limited dated March 18, 1992
10.28          (1)           Adoption  Agreement   between  the  Registrant  and
                                    Principal  Mutual  Life  Insurance   Company
                                    dated September 20, 1993
10.29          (1)           The    Principal  Financial  Group  Prototype Basic
                                    Savings Plan dated May 7, 1990
10.30          (1)           Form of Stock Option Agreement
10.31          (1)           Form of Warrant Agreement
21             (--)*         Subsidiaries
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995.
(2) Incorporated  by reference to the Registrant
    Statement on Form S-8 filed July 30, 1997.
 *  Filed with this Form 10-K













(4)      Reports on Form 8-K
         None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PERFORMANCE TECHNOLOGIES, INCORPORATED

Date:  March 22, 1999                        By:/s/DONALD L. TURRELL
                                             -----------------------
                                             Donald L. Turrell
                                             President and
                                             Chief Executive Officer

                                             /s/DORRANCE W. LAMB
                                             -----------------------
                                             Dorrance W. Lamb
                                             Chief Financial Officer and
                                             Vice President of Finance

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                        Date


/s/CHARLES E. MAGINNESS         Chairman of the Board            March 22, 1999
-----------------------
Charles E. Maginness             and Director


S/DONALD L. TURRELL             President, Chief Executive       March 22, 1999
-----------------------
Donald L. Turrell               Officer and Director


/s/DORRANCE W. LAMB             Chief Financial Officer, and     March 22, 1999
-----------------------
Dorrance W. Lamb                Vice President of Finance


/s/BERNARD KOZEL                Director                         March 22, 1999
-----------------------
Bernard Kozel


/s/JOHN E. MOONEY               Director                         March 22, 1999
-----------------------
John E. Mooney


/s/JOHN M. SLUSSER              Director                         March 22, 1999
-----------------------
John M. Slusser


/S/PAUL L. SMITH                Director                         March 22, 1999
-----------------------
Paul L. Smith