Form 10-Q
period 1999-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1999-05-10
CIK 1003950

-----------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1999
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to
                         Commission File Number 0-27460



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


         The number of shares outstanding of the registrant's common stock was 7,246,543 as of April 27, 1999.
          _____________________________________________________________

                             Cover Page of 11 Pages

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                          Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

            Consolidated   Balance   Sheets  as  of  March  31,   1999
            (unaudited) and December 31, 1998                              1

            Consolidated  Statements  of Income  For The Three  Months
            Ended March 31, 1999 and 1998 (unaudited)                      2

            Consolidated Statements of Cash Flows For The Three Months
            Ended March 31, 1999 and 1998  (unaudited)                     3

            Notes to Consolidated Financial Statements For The Three
            Months Ended March 31, 1999 (unaudited)                        4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         5


Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 10


Signatures                                                                11

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                   March 31,       December 31,
                                                     1999             1998
                                                 ------------     ------------
                                                 (unaudited)
Current assets:
  Cash and cash equivalents                      $ 11,617,000     $ 25,627,000
  Marketable securities                            15,008,000
  Accounts receivable, net                          5,844,000        4,799,000
  Inventories, net - Note C                         5,322,000        4,425,000
  Prepaid expenses and other                          462,000          679,000
  Deferred taxes                                      549,000          549,000
                                                 ------------     ------------
    Total current assets                           38,802,000       36,079,000


Equipment and improvements, net                       838,000          934,000
Software development, net                             816,000          822,000
                                                 ------------     ------------
    Total assets                                 $ 40,456,000     $ 37,835,000
                                                 ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt              $     12,000     $     12,000
  Accounts payable                                  1,657,000        1,932,000
  Income taxes payable                              1,233,000          507,000
  Accrued expenses                                  2,377,000        1,838,000
                                                 ------------     ------------
    Total current liabilities                       5,279,000        4,289,000

Long term debt, less current portion                    3,000            6,000
Deferred taxes                                        288,000          288,000
                                                 ------------     ------------
    Total liabilities                               5,570,000        4,583,000
                                                 ------------     ------------

Stockholders' equity
  Preferred stock
  Common stock - Note B                                75,000           75,000
  Additional paid-in capital - Note B              13,284,000       13,250,000
  Retained earnings                                22,444,000       20,844,000
  Treasury stock                                     (917,000)        (917,000)
                                                 ------------     ------------
    Total stockholders' equity                     34,886,000       33,252,000
                                                 ------------     ------------
    Total liabilities and stockholders' equity   $ 40,456,000     $ 37,835,000
                                                 ============     ============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                       Three Months Ended
                                                   March 31,        March 31,
                                                     1999             1998
                                                 ------------     ------------
Sales                                            $  8,113,000     $  7,411,000
Cost of goods sold                                  3,135,000        2,863,000
                                                 ------------     ------------
Gross profit                                        4,978,000        4,548,000
                                                 ------------     ------------


Operating expenses:
  Selling and marketing                             1,060,000          893,000
  Research and development                          1,225,000        1,063,000
  General and administrative                          557,000          686,000
                                                 ------------     ------------
    Total operating expenses                        2,842,000        2,642,000
                                                 ------------     ------------
Income from operations                              2,136,000        1,906,000

Other income, net                                     325,000          311,000
                                                 ------------     ------------
Income before income taxes                          2,461,000        2,217,000

Provision for income taxes                            861,000          798,000
                                                 ------------     ------------
  Net income                                     $  1,600,000     $  1,419,000
                                                 ============     ============



Per share of common stock - Note D

Basic earnings per share                         $        .22     $        .20
                                                 ============     ============

Diluted earnings per share                       $        .21     $        .18
                                                 ============     ============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Three Months Ended
                                                           March 31,
                                                     1999             1998
                                                 ------------     ------------
Cash flows from operating activities
  Net income                                     $  1,600,000     $  1,419,000
  Non-cash adjustments:
    Depreciation and amortization                     179,000          145,000
    Other                                               2,000            8,000
  Changes in operating assets and liabilities:
    Accounts receivable                            (1,045,000)         428,000
    Inventories                                      (897,000)        (230,000)
    Prepaid expenses                                  217,000            9,000
    Accounts payable                                 (275,000)         470,000
    Accrued expenses                                  539,000         (483,000)
    Income taxes payable                              726,000          639,000
                                                 ------------     ------------

      Net cash provided by operating activities     1,046,000        2,405,000
                                                 ------------     ------------

Cash flows from investing activities
  Purchase of equipment and improvements, net         (30,000)         (60,000)
  Capitalized software development                    (49,000)        (172,000)
  Purchase of marketable securities               (15,008,000)      (1,000,000)
  Maturities of marketable securities                                3,000,000
                                                 ------------     ------------

      Net cash (used) provided by investing
        activities                                (15,087,000)       1,768,000
                                                 ------------     ------------

Cash flows from financing activities
  Repayment of notes payable                           (3,000)          (3,000)
  Proceeds from issuance of common stock               34,000           14,000
                                                 ------------     ------------

      Net cash provided by financing activities        31,000           11,000
                                                 ------------     ------------

      Net (decrease) increase in cash
       and cash equivalents                       (14,010,000)       4,184,000

Cash and cash equivalents at beginning of period   25,627,000        8,833,000
                                                 ------------     ------------

Cash and cash equivalents at end of period       $ 11,617,000     $ 13,017,000
                                                 ============     ============

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                    For The Three Months Ended March 31, 1999
                                   (Unaudited)

Note - A The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 1998, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note - B There were 7,243,243 and 7,239,493 shares issued and outstanding (net of treasury shares held) at March 31, 1999 and December 31, 1998, respectively, of the Company's $.01 par value Common Stock. During the three months ended March 31, 1999, 3,750 common shares were issued upon the exercise of stock options.


Note - C Inventories consisted of the following at March 31, 1999 and December 31, 1998:

                                                  March 31,       December 31,
                                                     1999             1998
                                                 -----------      -----------
                                                 (unaudited)
    Purchased parts and components               $ 2,787,000      $ 1,905,000
    Work in process                                3,055,000        3,011,000
    Finished goods                                   205,000          130,000
                                                 -----------      -----------
                                                   6,047,000        5,046,000
    Less: reserve for inventory obsolescence        (725,000)        (621,000)
                                                 -----------      -----------
      Net                                        $ 5,322,000      $ 4,425,000
                                                 ===========      ===========

Note - D The following table illustrates the calculation of both basic and diluted earnings per share for the three months ending March 31, 1999 and 1998:

                                                   March 31,        March 31,
                                                     1999             1998
                                                 -----------      -----------
                                                 (unaudited)      (unaudited)
    Basic earnings per share
    Net income available to common stockholders  $ 1,600,000      $ 1,419,000
                                                 ===========      ===========
    Weighted average common shares                 7,242,593        7,272,508
                                                 ===========      ===========
    Basic earnings per share                     $       .22      $       .20
                                                 ===========      ===========

    Diluted earnings per share
    Net income available to common stockholders  $ 1,600,000      $ 1,419,000
                                                 ===========      ===========
    Weighted average common and common
    equivalent shares                              7,486,404        7,673,640
                                                 ===========      ===========
    Diluted earnings per share                   $       .21      $       .18
                                                 ===========      ===========

             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 1999, the Company achieved its highest first quarter operating results since becoming a public company in January 1996. Diluted earnings per share for the first quarter increased 17%, to $.21 per share, from $.18 per share in the first quarter 1998. Net income increased 13%, to $1.6 million, from $1.4 million for the first quarter 1998. Revenue was $8.1 million for the first quarter 1999, compared to $7.4 million for the same period in 1998. At March 31, 1999, the Company had $26.6 million in cash, cash equivalents, and marketable securities ($3.55/per share) and virtually no debt. For the three months ended March 31, 1999, the Company generated income from operations, excluding depreciation and amortization (EBITDA) of $2.3 million, compared to $2.0 million for the same period in 1998. International sales amounted to 26% of total sales for the first quarter 1999, compared to 23% for all of 1998.

As the Company  entered 1999, the  development  and delivery of new products was
focused  on  two  distinct   communications   markets,   Wide  Area   Networking
communications and Local Area Network Switching.

Wide Area Networking: The Company's overall Wide Area Networking strategy is to provide customers with hardware and software product solutions which support a variety of open system platforms and operating systems. The growth in the Wide Area Networking (WAN) communications market is being driven by the expansion of the Internet, cellular communications and the convergence occurring between data communications and voice communications. At the same time, the technologies for Wide Area Networking products are changing dramatically. Server, workstation, and telecommunications providers are migrating their platforms and applications to newer standard hardware bus architectures; PCIBus and CompactPCI. These technology changes offer a significant opportunity for the Company. PTI began shipping WAN communications products for the PCIBus market in 1996. In 1998, PCIBus products represented 48% of the Company's WAN revenue. The next emerging WAN market the Company is addressing is CompactPCI (cPCI). cPCI is a new standard bus architecture that combines the attributes of the VMEbus and PCIBus hardware into a ruggedized industrial hardware system for the embedded OEM marketplace. The telecommunications and defense industries are expressing great interest in the cPCI system architecture for meeting their application requirements. Currently, the Company's cPCI WAN products are being evaluated for more than thirty potential integration opportunities and the Company is receiving orders for shipment during the second half of 1999.

To complement the Company's hardware development, communication software protocols have been developed for the PCIBus and cPCI WAN product lines including: Frame Relay, Signaling System #7 (SS7), X.25, High-Level Data Link Control (HDLC) and a variety of specialized protocols to facilitate high and low speed communications.

In March, two of the Company's PCIBus Wide Area Network communications products were selected by Cisco Systems to be integrated into their new SC2200 Voice over IP Gateway Controllers which are expected to be sold to the telecommunications industry. Also in March, the Company became an active partner in Motorola Computer Group's (MCG) Embedded Connections Partner Program, a development effort designed to create industry leading telecom and datacom product solutions through strategic partnering.

Local Area Network Switching: The Company has been developing its second generation family of high performance 100Mbit/Gigabit Network Switches for Local Area Networks. During 1998, the Company completed development of its new Nebula(TM) 4000 workgroup switch and its new Nebula 6000 high density departmental switch. The centerpiece of the Company's Local Area Network switch strategy is the Nebula 8000 Fault Tolerant Switch. This 100/1000 Ethernet switch is the first network switch to offer true fault tolerance at an affordable price. The Nebula 8000's redundant switch fabric has been engineered for maximum availability and minimal mean time to repair. Its innovative design ensures that no single point of failure will shut down a network. The Company currently has an outstanding patent application pending for a variety of aspects associated with the fault tolerant design.

The market  demands  for fault  tolerant  computing  and  networking  are rising rapidly. Manufacturers such as Compaq Computers and Sun Microsystems have developed server clusters to meet their customers' high availability requirements. Network software companies, including Novell, Vinca and Microsoft are actively promoting and selling networking solutions for mission critical applications. Management believes that deployment of its fault tolerant technologies in the new Nebula 8000 Network Switch is a logical extension of the market demand for high availability server clusters and ultra reliable network infrastructure. The fault tolerant features of the Nebula 8000 differentiate PTI from the other vendors in the network switching marketplace. This new product is being positioned for Ethernet based business and mission critical applications in enterprises where "round-the-clock" operations demand highly resilient network infrastructures. Prospective customers in the banking, brokerage, medical imaging and defense industries are expressing serious interest in this product.

As of April 1999, the Nebula 8000 Ethernet Switch has entered the full beta testing stage at multiple sites in Rochester, New York and Toronto, Canada. Additional beta sites have been selected and units are expected to be installed in these locations in May. A live demonstration of this unique fault tolerant networking product will be presented at the Networld+Interop Networking
Conference in Las Vegas in May. Pending successful completion of the beta program, deliveries to customers are expected to commence in the near term.


  Quarter Ended March 31, 1999, compared with the Quarter Ended March 31, 1998

Sales. Sales for the quarter ended March 31, 1999 were $8,113,000, compared to $7,411,000 for the first quarter 1998. The Company's sales are in one product segment and beginning in 1999 are grouped into four categories: WAN communications products, LAN interface products, Network Switching products, and Other (combining Network System products, Mass Storage Interface products and Inter-System Connectivity products).

WAN communications product revenue was $4.4 million, or 54% of sales in the first quarter 1999, reflecting a moderate decline from the similar period a year earlier. Shipments to a large OEM customer were negligible during the first quarter of 1999 because the customer appears to be experiencing inventory problems. Indications are that shipments to this customer will resume in the second half of the year. PCIBus WAN revenue increased 108% in the first quarter 1999 to $2.1 million, compared to $1 million for the first quarter 1998. The Company continues to expand its PCIBus and cPCI product lines and the breadth and capability of communications software available on these WAN products. An acceleration in design wins and orders is anticipated in the second half of the year.

Shipments of LAN interface products amounted to $2.9 million, or 35% of sales in the first quarter, compared to $740,000, or 10% of sales for the first quarter 1998. The largest component of the Company's LAN business is generated from Commercial Off the Shelf (COTS) Defense applications. During 1998, a large follow-on Department of Defense contract, which had been delayed for most of 1998, was awarded in September. Total LAN revenue in 1999 is expected to be greater than in 1998 due to the impact (on 1998) of the delay in the award of the follow-on contract and because the Company received a new $8.3 million order for LAN products in April, 1999, of which $4.6 million is a firm order for product to be delivered over the next twelve months. The remainder of this order is contingent and needs to be confirmed by the customer by the end of June 1999. During the second half of 1998, the Company completed development of a new PCIBus LAN product and shipments began late in the third quarter. First quarter shipments of this product were greater than during the fourth quarter 1998.

Other products represented 11% of total sales for the first quarter 1999, compared to 27% of sales in the first quarter 1998. Other products include the Company's older/legacy products previously grouped in Network System products, Mass Storage Interface products and Inter-System Connectivity products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis. First quarter 1999 revenue for this product group was at the low end of management's quarterly revenue expectations.

Network Switching products: The centerpiece of the Company's network switching product strategy is the Nebula 8000 Fault Tolerant Network Switch which was in Beta Testing during the first quarter, 1999. Network switching revenue was negligible during the first quarter 1999.

Gross Profit. Gross profit for the first quarter of 1999 increased $430,000, to $4,978,000 due to higher sales volumes. Gross margin was 61.4% of sales for the first quarter 1999, compared to 54.4% in the fourth quarter 1998 and 61.4% in the first quarter 1998. During 1999, gross margin for the Company's WAN, LAN interface and Other Products is expected to range between 59% and 61% while the gross margin on the new network switching products is forecasted to average approximately 45% for the year. Gross margin for the first quarter 1999 was slightly higher than expected primarily due to the product mix.

Total Operating Expenses. Total operating expenses increased to $2,842,000, or 35.0% of sales for the first quarter 1999, from $2,642,000, or 35.6% of sales for the same period in 1998. The Company expects to increase investments in sales, marketing, research and development during 1999 while maintaining tight control over general and administrative expenses as a percentage of sales.

Selling and marketing expenses were $1,060,000, or 13.1% of sales for the first quarter of 1999, compared to $893,000, or 12.0% of sales for the same quarter in 1998. Management intends to aggressively market its new products in 1999 and expects sales and marketing expenses to increase as a percentage of sales. The Company presented its products at various trade shows during the first quarter including Comnet in Washington, D.C. and IT Wallstreet in New York City. In May, the Company will be presenting a live demonstration of the Nebula 8000 Fault Tolerant Network Switch at the Networld+Interop Networking Conference in Las Vegas and in June the Company's WAN products will be presented at the SuperComm trade show in Atlanta.

Research and development expenses were $1,225,000, or 15.1% of sales for the first quarter of 1999, compared to $1,063,000, or 14.3% of sales for the comparable 1998 quarter. Recruiting and hiring engineers continues to be one of the Company's greatest challenges. While a number of engineers have been added to staff during the past year, the Company is actively recruiting to fill several open positions and has engaged outside engineering consultants to assist in meeting certain project deadlines. This resulted in an increase in research and development expenses for the first quarter 1999. During 1999, management expects research and development expenses to increase as a percentage of sales from the 1998 levels. New development efforts are primarily focused on expanding the WAN product line and on the Nebula 8000 Fault Tolerant Switch.

General and administrative expenses were $557,000, or 6.9% of sales for the first quarter of 1999, compared to $686,000, or 9.3% of sales for the first quarter of 1998. The Company continues to maintain tight control over its general and administrative expenses. Management believes general and administrative expenses should decline as a percentage of sales in 1999.

Other income, net. Other income consists primarily of interest income from cash equivalents and marketable securities. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with a maturity of less than one year.

Income Taxes. The provision for income taxes for the first quarter 1999 is based upon the combined federal and state effective tax rate of 35%, compared to 36% for the first quarter 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company's primary source of liquidity included cash and cash equivalents of $11,617,000, marketable securities with a maturity of less than one year of $15,008,000 and available borrowings of $5,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of March 31, 1999. The Company had working capital of $33,523,000 at March 31, 1999, compared to $31,790,000 at December 31, 1998 and
$27,926,000 at March 31, 1998.

Cash provided by operating activities was $1,046,000 for the quarter ended March 31, 1999, compared to $2,405,000 for the first quarter 1998. The decrease in cash provided by operating activities for the three months ended March 31, 1999 is primarily attributable to increases in inventory and accounts receivable.

Capitalization of certain software development costs amounted to $49,000 for the quarter ended March 31, 1999, compared to $172,000 for the same period in 1998.

IMPACT OF THE YEAR 2000 ISSUE

Many companies are facing a potential issue regarding the ability of information systems to accommodate the coming year 2000. The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company recognizes the importance of the Year 2000 issue and has been giving it high priority. The Company created a corporate-wide Year 2000 project team and the team's objective is to ensure an uninterrupted transition into the Year 2000. The scope of the Year 2000 readiness effort includes (i) information technology ("IT") such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) readiness of key third parties, including suppliers and customers, and the electronic data interchange (EDI) with those key third parties. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on Company operations.

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

The vast majority of the Company's products are not date-sensitive. The Company is in the process of summarizing information on its products and this information has been available to customers since November 1998.

While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified within its internal plan, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized by the second half of 1999.

Through March 1999, the Company has not incurred significant incremental costs related to the Year 2000 issue. The total projected incremental cost is estimated to be $150,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue unless the nature of the item is an upgrade or replacement of a system with a useful life that meets the capitalization policy of the Company. These costs are being funded through operating cash flows. The Company's total cost for the Year 2000 issue includes estimated costs and time associated with interfacing with third parties' Year 2000 issues. These estimates are based on currently available information.

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

Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications. It is the Company's intention to fulfill its plan and become Year 2000 compliant; however, uncertainties exist about the thoroughness of how other companies, vendors, customers and other service providers that the Company does business with will be successful at also becoming Year 2000 compliant. These other companies, regardless of the dollar volume transacted with the Company, may significantly affect either directly or indirectly the operations of the Company. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements which reflect the Company's current views with respect to future events and financial performance, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and is subject to the safe harbor provisions of those Sections.

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

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

             Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None

                  B.       Reports on Form 8-K

                  There were no reports filed on Form 8-K during the three month period ended March 31, 1999.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PERFORMANCE TECHNOLOGIES, INCORPORATED





May 10, 1999                          By: s/      Donald L. Turrell
                                         -----------------------------------
                                                  Donald L. Turrell
                                                    President and
                                               Chief Executive Officer




May 10, 1999                          By: s/      Dorrance W. Lamb
                                         -----------------------------------
                                                  Dorrance W. Lamb
                                             Chief Financial Officer and
                                               Vice President, Finance