Form 10-Q
period 1999-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1999-08-12
CIK 1003950

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1999
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to
                         Commission File Number 0-27460



                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                               -------------------

       Registrant's telephone number, including area code: (716) 256-0200

                               -------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


     The number of shares outstanding of the registrant's common stock was 7,320,131 as of July 30, 1999.
________________________________________________________________________________

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                            Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
           December 31, 1998                                                  1

           Consolidated Statements of Income For The Three
           Months Ended June 30, 1999 and 1998 (unaudited)                    2

           Consolidated Statements of Income For The Six
           Months Ended June 30, 1999 and 1998 (unaudited)                    3

           Consolidated Statements of Cash Flows For The Six
           Months Ended June 30, 1999 and 1998 (unaudited)                    4

           Notes to Consolidated Financial Statements For The Six
           Months Ended June 30, 1999 (unaudited)                             5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                6


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      June 30,      December 31,
                                                       1999             1998
                                                    -----------     -----------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                        $ 7,712,000     $25,627,000
   Marketable securities                             21,016,000
   Accounts receivable, net                           5,403,000       4,799,000
   Inventories, net - Note C                          4,644,000       4,425,000
   Prepaid expenses and other                           614,000         679,000
   Deferred taxes                                       549,000         549,000
                                                    -----------     -----------
       Total current assets                          39,938,000      36,079,000

Equipment and improvements, net                         772,000         934,000
Software development, net                               714,000         822,000
                                                    -----------     -----------
       Total assets                                 $41,424,000     $37,835,000
                                                    ===========     ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                $    12,000     $    12,000
   Accounts payable                                   1,437,000       1,932,000
   Income taxes payable                                 474,000         507,000
   Accrued expenses                                   2,518,000       1,838,000
                                                    -----------     -----------
       Total current liabilities                      4,441,000       4,289,000

Long term liabilities:
   Long term debt, less current portion                                   6,000
   Deferred taxes                                       288,000         288,000
                                                    -----------     -----------
       Total liabilities                              4,729,000       4,583,000
                                                    -----------     -----------

Stockholders' equity - Note B:
   Preferred stock
   Common stock                                          75,000          75,000
   Additional paid-in capital                        13,897,000      13,250,000
   Retained earnings                                 24,161,000      20,844,000
   Treasury stock                                    (1,438,000)       (917,000)
                                                    -----------     -----------
       Total stockholders' equity                    36,695,000      33,252,000
                                                    -----------     -----------
       Total liabilities and stockholders' equity   $41,424,000     $37,835,000
                                                    ===========     ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)



                                                        Three Months Ended
                                                              June 30,
                                                       1999            1998
                                                    -----------     -----------
Sales                                               $ 8,923,000     $ 6,051,000
Cost of goods sold                                    3,239,000       2,482,000
                                                    -----------     -----------
Gross profit                                          5,684,000       3,569,000
                                                    -----------     -----------
Operating expenses:
   Selling and marketing                              1,306,000       1,041,000
   Research and development                           1,405,000         907,000
   General and administrative                           670,000         600,000
                                                    -----------     -----------
       Total operating expenses                       3,381,000       2,548,000
                                                    -----------     -----------
Income from operations                                2,303,000       1,021,000

Other income, net                                       339,000         303,000
                                                    -----------     -----------
Income before income taxes                            2,642,000       1,324,000

Provision for income taxes                              925,000         463,000
                                                    -----------     -----------
       Net income                                   $ 1,717,000     $   861,000
                                                    ===========     ===========

Per Share of Common Stock - Note D

Basic earnings per share                            $       .24     $       .12
                                                    ===========     ===========

Diluted earnings per share                          $       .22     $       .11
                                                    ===========     ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                       1999            1998
                                                    -----------     -----------
Sales                                               $17,036,000     $13,462,000
Cost of goods sold                                    6,374,000       5,345,000
                                                    -----------     -----------
Gross profit                                         10,662,000       8,117,000
                                                    -----------     -----------

Operating expenses:
   Selling and marketing                              2,366,000       1,934,000
   Research and development                           2,630,000       1,970,000
   General and administrative                         1,227,000       1,286,000
                                                    -----------     -----------
       Total operating expenses                       6,223,000       5,190,000
                                                    -----------     -----------
Income from operations                                4,439,000       2,927,000

Other income, net                                       664,000         614,000
                                                    -----------     -----------
Income before income taxes                            5,103,000       3,541,000

Provision for income taxes                            1,786,000       1,261,000
                                                    -----------     -----------
       Net income                                   $ 3,317,000     $ 2,280,000
                                                    ===========     ===========

Per Share of Common Stock - Note D

Basic earnings per share                            $       .46     $       .31
                                                    ===========     ===========

Diluted earnings per share                          $       .44     $       .30
                                                    ===========     ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                          Six Months Ended
                                                              June 30,
                                                       1999            1998
                                                    -----------     -----------
Cash flows from operating activities:
   Net income                                      $  3,317,000    $  2,280,000
Non-cash adjustments:
   Depreciation and amortization                        458,000         394,000
   Other                                                113,000          13,000
Changes in operating assets and liabilities:
   Accounts receivable                                 (715,000)        968,000
   Inventories                                         (219,000)       (137,000)
   Prepaid expenses and other                            65,000          48,000
   Accounts payable                                    (495,000)        153,000
   Accrued expenses                                     680,000        (424,000)
   Income taxes payable                                 (33,000)          5,000
                                                   ------------    ------------

     Net cash provided by operating activities        3,171,000       3,300,000
                                                   ------------    ------------

Cash flows from investing activities:
   Purchases of equipment and improvements, net        (126,000)       (145,000)
   Capitalized software development                     (64,000)       (403,000)
   Purchase of marketable securities                (21,016,000)     (4,000,000)
   Maturities of marketable securities                                6,008,000
                                                   ------------    ------------

     Net cash (used) provided by investing
       activities                                   (21,206,000)      1,460,000
                                                   ------------    ------------

Cash flows from financing activities:
   Repayment of notes payable                            (6,000)         (6,000)
   Proceeds from issuance of common stock               126,000          59,000
   Purchase of treasury stock                                          (143,000)
                                                   ------------    ------------

     Net cash provided (used) by financing
       activities                                       120,000         (90,000)
                                                   ------------    ------------

     Net (decrease) increase in cash
       and cash equivalents                         (17,915,000)      4,670,000

Cash and cash equivalents at beginning of period     25,627,000       8,833,000
                                                   ------------    ------------

Cash and cash equivalents at end of period         $  7,712,000    $ 13,503,000
                                                   ============    ============


Non-cash financing activity:
Exercise of stock options using 29,066 and 1,200
  shares of Common Stock in 1999 and 1998,
  respectively                                     $    627,000    $     23,000
                                                   ============    ============

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                     For The Six Months Ended June 30, 1999
                                   (Unaudited)

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

Note - B There were 7,319,781 and 7,239,493 shares issued and outstanding (net of treasury shares held) at June 30, 1999 and December 31, 1998, respectively, of the Company's $.01 par value Common Stock. During the six months ended June 30, 1999, 109,354 common shares were issued upon the exercise of stock options and 29,066 common shares were added to the number of treasury shares held.

Note - C Inventories consisted of the following at June 30, 1999 and December 31, 1998:
                                                     June 30,       December 31,
                                                       1999            1998
                                                    -----------     -----------
                                                    (unaudited)
Purchased parts and components                      $ 1,841,000     $ 1,905,000
Work in process                                       3,247,000       3,011,000
Finished goods                                          281,000         130,000
                                                    -----------     -----------
                                                      5,369,000       5,046,000
Less:  reserve for inventory obsolescence              (725,000)       (621,000)
                                                    -----------     -----------
  Net                                               $ 4,644,000     $ 4,425,000
                                                    ===========     ===========

Note - D The following table illustrates the calculation of both basic and diluted earnings per share for the three months and six months ending June 30, 1999 and 1998 (unaudited):
                                                         Three Months Ended
                                                              June 30,
                                                       1999            1998
                                                    -----------     -----------
Basic earnings per share
Net income available to common stockholders         $ 1,717,000     $   861,000
                                                    ===========     ===========
Weighted average common shares                        7,277,819       7,296,177
                                                    ===========     ===========
Basic earnings per share                            $       .24     $       .12
                                                    ===========     ===========

Diluted earnings per share
Net income available to common stockholders         $ 1,717,000     $   861,000
                                                    ===========     ===========
Weighted average common and common
   equivalent shares                                  7,675,231       7,594,633
                                                    ===========     ===========
Diluted earnings per share                          $       .22     $       .11
                                                    ===========     ===========


                                                          Six Months Ended
                                                              June 30,
                                                       1999            1998
                                                    -----------     -----------
Basic earnings per share
Net income available to common stockholders         $ 3,317,000     $ 2,280,000
                                                    ===========     ===========
Weighted average common shares                        7,260,206       7,284,343
                                                    ===========     ===========
Basic earnings per share                            $       .46     $       .31
                                                    ===========     ===========

Diluted earnings per share
Net income available to common stockholders         $ 3,317,000     $ 2,280,000
                                                    ===========     ===========
Weighted average common and common
   equivalent shares                                  7,580,817       7,634,137
                                                    ===========     ===========
Diluted earnings per share                          $       .44     $       .30
                                                    ===========     ===========

             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company achieved record revenue of $8.9 million for the second quarter of 1999 as net income for the quarter increased 99% and diluted earnings per share doubled from a year earlier. The Company also achieved record revenue of $17.0 million for the first half of 1999 and posted record six months earnings of $3.3 million, an increase of 45% from the same period in 1998. An increase in revenue and an improvement in gross margin resulted in a higher return on sales during the second quarter and the first six months of 1999, compared to 1998. On the balance sheet at June 30, 1999, the Company had no debt, approximately $28.7 million in cash and marketable securities, and average weighted common shares outstanding of 7.7 million. At June 30, 1999, net assets per share was $4.77, of which $3.74 was cash. For the six months ended June 30, 1999, the Company generated income from operations, excluding depreciation and amortization (EBITDA) of $4.9 million, compared to $3.3 million for the same period in 1998. International sales amounted to 20% of revenue in the first half of 1999, compared to 15% of revenue in the same period in 1998.

During 1999, the Company's development and delivery of new products was focused on two distinct communications markets, Wide Area Networking and Local Area Network Switching.

Wide Area Network communications: The Company's overall Wide Area Networking strategy is to provide customers with hardware and software product solutions that support a variety of open system platforms and operating systems. The growth in the Wide Area Network (WAN) communications market is being driven by the expansion of the Internet, cellular communications and the convergence occurring between data and voice communications. At the same time, the technologies for Wide Area Networking products are changing dramatically. Server, workstation, and telecommunications providers are migrating their platforms and applications to newer industry standard hardware bus architectures: PCIBus and CompactPCI. These technology changes offer a significant opportunity for the Company. PTI began shipping WAN communications products for the PCIBus market in 1996. In 1998, PCIBus products represented 48% of the Company's WAN revenue. The next emerging hardware form factor the Company is addressing is CompactPCI (cPCI). cPCI is a new standard bus architecture that combines the attributes of the VMEbus and PCIBus hardware into a ruggedized industrial hardware system for the embedded OEM marketplace. The telecommunications and defense industries are expressing great interest in the cPCI system architecture for meeting their application requirements. Currently, the Company's cPCI WAN products are being evaluated for more than thirty potential integration opportunities and the Company has received orders for shipment of cPCI products during the second half of 1999.

To complement the Company's hardware development, communication software protocols have been developed for the PCIBus and cPCI WAN product lines including: Frame Relay, Signaling System #7 (SS7), X.25, High-Level Data Link Control (HDLC) and a variety of specialized protocols to facilitate high and low speed communications. In June, the Company introduced Channel7(TM), a comprehensive hardware and SS7 software MTP-2 solution that provides telecom equipment manufacturers and developers with enabling technology for a broad range of applications and systems. While Channel7 has superior competitive features, the product is also significant from a strategic perspective as it represents the Company's first major milestone in offering Advanced Intelligent Network (AIN) software for its WAN products. SS7 technology is a basic building block for applications such as Voice over IP Gateways, Cellular Roaming support, Caller ID and call routing to Call Centers.

Local Area Network Switching: The Company has been developing its second-generation family of high performance 100Mbit/Gigabit Network Switches for Local Area Networks. The centerpiece of the Company's Local Area Network switch strategy is the Nebula 8000 Fault Tolerant Switch. The Nebula 8000's redundant switch fabric has been engineered for maximum availability and minimal mean time to repair. Its innovative design ensures that no single point of failure will shut down a network. The Company currently has a patent application pending for a variety of aspects associated with the fault tolerant design.

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

As of the end of the second quarter, the Nebula 8000 Ethernet Switch had been in the full beta testing stage, at multiple sites, for more than sixty days. By the end of July, the Nebula Switch was performing well in certain networking environments and limited shipments began to customers with these environments. In order for the switch to operate in a wider range of networking environments, additional software engineering and beta testing is required. This could take up to sixty days, or possibly longer.


            Quarter and Six Months Ended June 30, 1999, compared with
                 the Quarter and Six Months Ended June 30, 1998

Sales. Sales for the second quarter 1999 increased 47% to $8,923,000, compared to $6,051,000 for the second quarter 1998. Sales for the six months ended June 30, 1999 were $17,036,000, an increase of $3,574,000 or 27%, from $13,462,000 for the first six months of 1998. The Company's products are grouped into four categories: WAN communications products, LAN interface products, Network Switching products, and Other products (combining Network System products, Mass Storage Interface products, and Inter-System Connectivity products).

WAN communications product revenue increased 23% to $4,448,000 during the second quarter of 1999, compared to $3,613,000 for the second quarter 1998. During the first half of 1999, shipments to a large OEM customer who represented 13% of revenue in 1998, were less than $400,000 because the customer appeared to have inventory issues. The Company has received new orders for third quarter shipments as well as better visibility for future orders and believes this customer will increase shipments during the second half of the year.

Shipments of LAN interface products for the second quarter 1999 amounted to $3,338,000, or 37% of sales, compared to $737,000, or 12% of sales for the second quarter 1998. For the first six months of 1999, sales of LAN interface products were $6,213,000, or 36% of sales, compared to $1,431,000, or 11% of sales for the respective period in 1998. The largest component of the Company's LAN business is generated from Commercial Off the Shelf (COTS) Defense applications. During 1998, a large follow-on Department of Defense contract, which had been delayed for most of 1998, was awarded in September. Total LAN revenue in 1999 is expected to be greater than in 1998 due to the impact (on
1998) of the delay in the award of the follow-on contract and because the Company received a new $8.3 million order for LAN products in April 1999, all of which is now a firm order. Delivery began on this order in the second quarter and the balance of this order is expected to ship to the customer over the next twelve months. In June 1999, the customer placed an additional contingent order of $2.6 million for LAN products and confirmation should be received before the end of September 1999.

Network Switching products: The centerpiece of the Company's network switching product strategy is the Nebula 8000 Fault Tolerant Network Switch. This product had not been released as of the end of June 1999. Network switch revenue was negligible during the second quarter 1999.

Other products represented $1,137,000, or 13% of total sales in the second quarter 1999, compared to $1,701,000 for the same period in 1998. Shipments were 12% of total sales for the first six months of 1999, compared to 28% during the same period in 1998. Other products include the Company's older/legacy products previously grouped in Network System products, Mass Storage Interface products and Inter-System Connectivity products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross Profit. Gross profit for the second quarter 1999 was $5,684,000, or 63.7% of sales, compared to $3,569,000, or 59.0% of sales for the second quarter 1998. Gross profit for the first half of 1999 was $10,662,000, or 62.6% of sales, compared to $8,117,000, or 60.3% of sales for the same period in 1998. The increase in gross margin for the second quarter and the first six months of 1999 over the comparable 1998 periods is attributable to management's focus on reducing its material costs, favorable product mix and manufacturing efficiencies based on higher volumes.

Operating Expenses. Total operating expenses were $3,381,000, or 37.9% of sales for the second quarter 1999, compared to $2,548,000, or 42.1% of sales for the second quarter 1998. Total operating expenses were $6,223,000, or 36.5% of sales for the first half of 1999, compared to $5,190,000, or 38.6% of sales for the six months ended June 30, 1998.

Selling and marketing expenses were $1,306,000, or 14.6% of sales for the second quarter 1999, compared to $1,041,000, or 17.2% of sales for the same quarter in 1998. Selling and marketing expenses amounted to $2,366,000, or 13.9% of sales for the six months ended June 30, 1999, compared to $1,934,000, or 14.4% of sales for the same period in 1998. During the second quarter 1999, the Company demonstrated its Nebula Family of network switches at Networld+Interop99 in Las Vegas and its new WAN Communication products at SuperComm '99 in Atlanta. Selling and marketing expenses for the remainder of 1999 are expected to be greater than the first half of the year as more resources are being committed to promote the Company's new products, particularly the Network Switching, CompactPCI products and Channel7 (SS7) products.

Research and development expenses were $1,405,000, or 15.7% of sales for the second quarter 1999, compared to $907,000, or 15.0% of sales for the comparable quarter of 1998. Research and development expenses were $2,630,000, or 15.4% of sales for the six months ended June 30, 1999, compared to $1,970,000, or 14.6% of sales for the six months ended June 30, 1998. Even though a number of engineers have been hired during the past twelve months, the Company is actively recruiting to fill new positions and has engaged outside engineering consultants to assist on engineering projects. The increase in research and development expenses for the second quarter 1999 and the first half of 1999 is primarily attributable to these factors. Management expects research and development expenses to increase during the second half of 1999, compared to the first half of the year, as the Company continues development of the Network Switching and WAN products.

General and administrative expenses were $670,000, or 7.5% of sales for the second quarter 1999, compared to $600,000, or 9.9% of sales for the second quarter 1998. General and administrative expenses were $1,227,000, or 7.2% of sales for the six months ended June 30, 1999, compared to $1,286,000, or 9.6% of sales for the first half of 1998. The Company continues to maintain tight control over its general and administrative expenses. Management expects general and administrative expenses will decline as a percentage of sales in 1999, compared to 1998.

Income Taxes. The provision for income taxes was $925,000 in the second quarter 1999, compared to $463,000 for the same quarter in 1998. The effective corporate income tax rate for the second quarter 1999 and 1998 was 35.0%. For the six months ended June 30, 1999, the provision for income taxes amounted to $1,786,000, compared to $1,261,000 for the first six months of 1998. The effective corporate income tax rate was 35.0%, compared to 35.6% for the first six months of 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company's primary source of liquidity included cash and cash equivalents of $7,712,000, marketable securities with a maturity of less than one year of $21,016,000 and available borrowings of $5,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of June 30, 1999. The Company had working capital of $35,497,000 at June 30, 1999, compared to $31,790,000 at December 31, 1998, and
$28,625,000 at June 30, 1998.

Cash provided by operating activities for the six months ended June 30, 1999 was $3,171,000, compared to $3,300,000 for the same period in 1998. The difference in cash provided by operating activities for the six months ended June 30, 1999 and 1998 is primarily attributable to changes in the components of working capital.

Capitalization of certain software development costs amounted to $64,000 for the six months ended June 30, 1999, compared to $403,000 for the same period in 1998.


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

The Company has completed Phase I and II of its readiness plan for its IT systems and non-IT systems. These phases consisted of evaluating and testing its IT systems and non-IT systems. The Company is in the process of completing Phase III which consists of upgrading and/or replacing IT system and non-IT system components specifically required for Year 2000 readiness. Phase IV, planned during the fourth quarter of 1999, will consist of finalizing contingency plans for temporary operation should unexpected difficulties with IT systems and non-IT systems occur. The development of these contingency plans began in conjunction with upgrading its IT system.

In addition to internal Year 2000 IT and non-IT remediation activities, the Company has contacted key suppliers and customers to assure no interruption in the relationship between the Company and these important third parties from the Year 2000 issue. The Company has received many responses of its inquiries and is waiting for the remaining responses from these suppliers and customers to conclude its assessment if such third parties have any known Year 2000 issues. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on Company operations. The Company believes that its diligent actions with key suppliers and customers will minimize these risks.

The vast majority of the Company's products are not date-sensitive and this information has been available to customers since November 1998.

While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified within its internal plan, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized by the second half of 1999.

Through June 1999, the Company has not incurred significant incremental costs related to the Year 2000 issue. The total projected incremental cost is estimated to be $150,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue unless the nature of the item is an upgrade or replacement of a system with a useful life that meets the capitalization policy of the Company. These costs are being funded through operating cash flows. The Company's total cost for the Year 2000 issue includes estimated costs and time associated with interfacing with third parties' Year 2000 issues. These estimates are based on currently available information.

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

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1998 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and as of March 31, 1999, as reported in its Form 10-Q, as filed with the Securities and Exchange Commission.

             Performance Technologies, Incorporated and Subsidiaries

Part II. Other Information



Item 4.           Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Stockholders was held on June 8, 1999. The Directors elected at the meeting were as follows:

                                                        Votes Cast
      Nominees                                      For            Abstain
      --------------------------------------------------------------------
      Charles E. Maginness                        6,148,762        3,400
      Bernard Kozel                               6,148,762        3,400

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 1999. 5,937,480 shares of common stock were voted in favor of the proposal, 4,330 shares of common stock voted against the proposal, and 210,352 shares of common stock abstained.


Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

                           There were no reports on Form 8-K filed during the three month period ended June 30, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PERFORMANCE TECHNOLOGIES, INCORPORATED





August 12, 1999                     By: s/       Donald L. Turrell
                                      -----------------------------------
                                                 Donald L. Turrell
                                                   President and
                                              Chief Executive Officer




August 12, 1999                     By: s/       Dorrance W. Lamb
                                      -----------------------------------
                                                 Dorrance W. Lamb
                                            Chief Financial Officer and
                                              Vice President, Finance