Form 10-Q
period 1999-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 1999-11-12
CIK 1003950

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1999
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                         Commission File Number 0-27460



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


         The number of shares outstanding of the registrant's common stock was 11,059,249 as of November 2, 1999.
--------------------------------------------------------------------------------

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                         Page

Part I. Financial Information

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998                                3

          Consolidated Statements of Income For The Three
          Months Ended September 30, 1999 and 1998 (unaudited)             4

          Consolidated Statements of Income For The Nine
          Months Ended September 30, 1999 and 1998 (unaudited)             5


          Consolidated Statements of Cash Flows For The Nine
          Months Ended September 30, 1999 and 1998 (unaudited)             6

          Notes to Consolidated Financial Statements For The Nine
          Months Ended September 30, 1999 (unaudited)                      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              8


Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                15

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                 September 30,     December 31,
                                                      1999             1998
                                                 -------------    -------------
                                                 (unaudited)
Current assets:
   Cash and cash equivalents                     $   8,645,000    $  25,627,000
   Marketable securities                            22,011,000
   Accounts receivable, net                          7,095,000        4,799,000
   Inventories, net                                  4,845,000        4,425,000
   Prepaid expenses and other                          541,000          679,000
   Deferred taxes                                      632,000          549,000
                                                 -------------    -------------
      Total current assets                          43,769,000       36,079,000

Equipment and improvements, net                        763,000          934,000
Software development, net                              658,000          822,000
                                                 -------------    -------------
      Total assets                               $  45,190,000    $  37,835,000
                                                 =============    =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt             $       9,000    $      12,000
   Accounts payable                                  1,194,000        1,932,000
   Income taxes payable                                777,000          507,000
   Accrued expenses                                  3,584,000        1,838,000
                                                 -------------    -------------
      Total current liabilities                      5,564,000        4,289,000

Long-term liabilities:
   Long-term debt, less current portion                                   6,000
   Deferred taxes                                      211,000          288,000
                                                 -------------    -------------
      Total liabilities                              5,775,000        4,583,000
                                                 -------------    -------------

Stockholders' equity:
   Preferred stock
   Common stock                                        112,000           75,000
   Additional paid-in capital                       14,131,000       13,250,000
   Retained earnings                                26,509,000       20,844,000
   Treasury stock                                   (1,337,000)        (917,000)
                                                 -------------    -------------
      Total stockholders' equity                    39,415,000       33,252,000
                                                 -------------    -------------
      Total liabilities and stockholders' equity $  45,190,000    $  37,835,000
                                                 =============    =============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                       1999            1998
                                                 -------------    -------------
Sales                                            $  11,024,000    $   7,857,000
Cost of goods sold                                   3,963,000        2,947,000
                                                 -------------    -------------
Gross profit                                         7,061,000        4,910,000
                                                 -------------    -------------
Operating expenses:
   Selling and marketing                             1,400,000        1,088,000
   Research and development                          1,678,000        1,240,000
   General and administrative                          776,000          565,000
                                                 -------------    -------------
      Total operating expenses                       3,854,000        2,893,000
                                                 -------------    -------------
Income from operations                               3,207,000        2,017,000

Other income, net                                      406,000          337,000
                                                 -------------    -------------
Income before income taxes                           3,613,000        2,354,000

Provision for income taxes                           1,265,000          824,000
                                                 -------------    -------------
      Net income                                 $   2,348,000    $   1,530,000
                                                 =============    =============


Per Share of Common Stock - Note B & D

Basic earnings per share                         $         .21    $         .14
                                                 =============    =============

Diluted earnings per share                       $         .20    $         .14
                                                 =============    =============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                     1999             1998
                                                 -------------    -------------
Sales                                            $  28,060,000    $  21,319,000
Cost of goods sold                                  10,337,000        8,292,000
                                                 -------------    -------------
Gross profit                                        17,723,000       13,027,000
                                                 -------------    -------------

Operating expenses:
   Selling and marketing                             3,766,000        3,022,000
   Research and development                          4,308,000        3,210,000
   General and administrative                        2,003,000        1,851,000
                                                 -------------    -------------
       Total operating expenses                     10,077,000        8,083,000
                                                 -------------    -------------
Income from operations                               7,646,000        4,944,000

Other income, net                                    1,070,000          951,000
                                                 -------------    -------------
Income before income taxes                           8,716,000        5,895,000

Provision for income taxes                           3,051,000        2,085,000
                                                 -------------    -------------
       Net income                                $   5,665,000    $   3,810,000
                                                 =============    =============


Per Share of Common Stock - Note B & D

Basic earnings per share                         $         .52    $         .35
                                                 =============    =============

Diluted earnings per share                       $         .49    $         .33
                                                 =============    =============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                      1999             1998
                                                 -------------    -------------
Cash flows from operating activities:
   Net income                                    $   5,665,000    $   3,810,000

Non-cash adjustments:
   Depreciation and amortization                       675,000          646,000
   Other                                              (142,000)          18,000
Changes in operating assets and liabilities:
   Accounts receivable                              (2,311,000)         135,000
   Inventories                                        (420,000)        (561,000)
   Prepaid expenses and other                          138,000          (17,000)
   Accounts payable                                   (738,000)         848,000
   Accrued expenses                                  1,746,000          113,000
   Income taxes payable                                270,000          420,000
                                                 -------------    -------------

     Net cash provided by operating activities       4,883,000        5,412,000
                                                 -------------    -------------

Cash flows from investing activities:
   Purchases of equipment and improvements, net       (217,000)        (274,000)
   Capitalized software development                   (126,000)        (491,000)
   Purchase of marketable securities               (23,011,000)      (6,000,000)
   Maturities of marketable securities               1,000,000       12,010,000
                                                 -------------    -------------

     Net cash (used) provided by investing
       activities                                  (22,354,000)       5,245,000
                                                 -------------    -------------

Cash flows from financing activities:
   Repayment of notes payable                           (9,000)          (9,000)
   Proceeds from issuance of common stock              498,000           71,000
   Purchase of treasury stock                                          (444,000)
                                                 -------------    -------------

     Net cash provided (used) by financing
       activities                                      489,000         (382,000)
                                                 -------------    -------------

     Net (decrease) increase in cash
       and cash equivalents                        (16,982,000)      10,275,000

Cash and cash equivalents at beginning of period    25,627,000        8,833,000
                                                 -------------    -------------

Cash and cash equivalents at end of period       $   8,645,000    $  19,108,000
                                                 =============    =============


Non-cash financing activity:
Exercise of stock options using 46,849 and 1,800
   shares (split-adjusted) of common stock
   in 1999 and 1998, respectively                $     719,000    $      23,000
                                                 =============    =============

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                  For The Nine Months Ended September 30, 1999
                                   (Unaudited)

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

Note - B A three-for-two stock split on the Company's Common Stock was effected in the form of a stock dividend on September 1, 1999. Common stock and Additional paid-in capital as of September 30, 1999 and all share and per share data have been restated to reflect this split. There were 11,059,249 shares and 7,239,493 (pre-split) shares issued and outstanding (net of treasury shares held) at September 30, 1999 and December 31, 1998, respectively, of the Company's $.01 par value Common Stock. During the nine months ended September 30, 1999, 246,884 common shares (split-adjusted) were issued upon the exercise of stock options and 46,849 shares (split-adjusted) were added to the number of treasury shares held.

Note - C Inventories consisted of the following at September 30, 1999 and December 31, 1998:

                                                  September 30,    December 31,
                                                       1999            1998
                                                  ------------     ------------
                                                   (unaudited)
Purchased parts and components                    $  1,499,000     $  1,905,000
Work in process                                      4,049,000        3,011,000
Finished goods                                          88,000          130,000
                                                  ------------     ------------
                                                     5,636,000        5,046,000
Less:  reserve for inventory obsolescence             (791,000)        (621,000)
                                                  ------------     ------------
   Net                                            $  4,845,000      $ 4,425,000
                                                  ============     ============

Note - D The following table illustrates the calculation of both basic and diluted earnings per share for the three months and nine months ending September 30, 1999 and 1998 (split-adjusted):

                                                        Three Months Ended
                                                           September 30,
                                                      1999              1998
                                                  ------------     ------------
                                                   (unaudited)      (unaudited)
Basic earnings per share
Net income available to common stockholders       $  2,348,000     $  1,530,000
                                                  ============     ============
Weighted average common shares                      11,007,357       10,930,188
                                                  ============     ============
Basic earnings per share                          $        .21     $        .14
                                                  ============     ============

Diluted earnings per share
Net income available to common stockholders       $  2,348,000     $  1,530,000
                                                  ============     ============
Weighted average common and common
   equivalent shares                                11,784,408       11,248,271
                                                  ============     ============
Diluted earnings per share                        $        .20     $        .14
                                                  ============     ============


                                                        Nine Months Ended
                                                          September 30,
                                                       1999              1998
                                                  ------------     ------------
                                                   (unaudited)      (unaudited)
Basic earnings per share
Net income available to common stockholders       $  5,665,000     $  3,810,000
                                                  ============     ============
Weighted average common shares                      10,929,325       10,927,739
                                                  ============     ============
Basic earnings per share                          $        .52     $        .35
                                                  ============     ============

Diluted earnings per share
Net income available to common stockholders       $  5,665,000     $  3,810,000
                                                  ============     ============
Weighted average common and common
   equivalent shares                                11,508,953       11,383,560
                                                  ============     ============
Diluted earnings per share                        $        .49     $        .33
                                                  ============     ============

             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company achieved record revenue and net income for the third quarter and for the nine months ended September 30, 1999. Revenue for the third quarter increased 40% to $11.0 million, compared to the same period in 1998. Net income for the third quarter increased 53% to $2.3 million and diluted earnings per share increased 43% to $.20 per share, when compared to third quarter 1998 results. The Company also achieved record revenue of $28.0 million for the first nine months of 1999 and record earnings of $5.7 million, an increase of 49%, from the same period in 1998. A more rapid increase in revenue, compared to expenses, and an improvement in gross margin resulted in a higher return on sales during the third quarter and for the first nine months of 1999, compared to the same periods for 1998. At September 30, 1999, the Company had no significant debt and approximately $30.7 million of cash and marketable securities. For the nine months ended September 30, 1999, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of approximately $8.3 million, compared to $5.6 million for the same period in 1998. International sales amounted to 20% and 19% of revenue for the first nine months of 1999 and 1998, respectively.

On September 1, 1999, the Company effected a three-for-two stock split in the form of a 50% stock dividend, which increased the number of common shares outstanding to 11.0 million shares. Management believes that increasing the number of shares available in the financial market will benefit the Company's stockholders and is part of an active program to broaden the Company's stockholder base. At end of the third quarter, the Company's market capitalization was approximately $250 million, compared to $95 million at the end of 1998. During the third quarter, the average daily trading volume increased to approximately 230,000 shares, compared to 48,000 shares in the second quarter.

During 1999, the Company's development and delivery of new products was focused on two distinct communications markets, Wide Area Networking and Local Area Network Switching.

Wide Area Networking: The Company's overall Wide Area Networking strategy is to provide customers with hardware and software product solutions that support a variety of open system platforms and operating systems. The growth in the Wide Area Network (WAN) communications market is being driven by the expansion of the Internet, cellular communications and the convergence occurring between data and voice communications. At the same time, the technologies for Wide Area Networking products are changing dramatically. Server, workstation, and telecommunications providers are migrating their platforms and applications to newer industry standard hardware bus architectures: PCIBus and CompactPCI. These technological changes offer significant opportunities for the Company. PTI began shipping WAN communications products for the PCIBus market in 1996. In 1998, PCIBus products represented 48% of the Company's WAN revenue. The next emerging hardware architecture form the Company is addressing is CompactPCI (cPCI). cPCI is a new standard bus architecture that combines the attributes of the VMEbus and PCIBus hardware into a ruggedized industrial hardware system for the embedded OEM marketplace. The telecommunications and defense industries are expressing great interest in the cPCI system architecture for meeting their application requirements.

To complement the Company's hardware development, communication software protocols have been developed for the PCIBus and cPCI WAN product lines including: Frame Relay, Signaling System #7 (SS7), X.25, High-Level Data Link Control (HDLC) and a variety of specialized protocols to facilitate high and low speed communications. In June, the Company introduced Channel7(TM), a comprehensive hardware and SS7 software MTP-2 solution that provides telecom equipment manufacturers and developers with enabling technology for a broad range of applications and systems. While Channel7 has superior competitive features, the product is also significant from a strategic perspective as it represents the Company's first major milestone in offering Advanced Intelligent Network (AIN) software for its WAN products. SS7 technology is a basic building block for applications such as Voice over IP Gateways, Cellular Roaming support, Caller ID and call routing to Call Centers. During the third quarter, the Company continued aggressive deployment of its Channel7 strategy as two new Channel7 partners, teleSys Software, Inc. and Hughes Software Systems Ltd., were announced. In addition, the Company's Channel7 MTP-2 product was also verified for use on Sun Microsystems' new NEBS certified Netra ft 1800 fault-tolerant servers sold in Sun's telecom market segment.

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

During the third quarter 1999, the Company began limited shipments of Nebula units to customers with certain networking environments while engineering continued to extend the Nebula software to a broader range of networking environments. By the end of October, the next generation of Nebula software had been completed and installed at multiple beta test sites, and was performing well. If the beta testing continues to go well, the next release of the Nebula 8000 Fault Tolerant Switch will soon follow.

The Company has recently been featured in a number of publications including articles in the Investors Business Daily. Additionally, in its November 1 issue, Forbes Magazine acknowledged Performance Technologies as one of the "200 Best Small Companies in America." This is the third year the Company was recognized on the Forbes' list of growth oriented, small public companies.

         Quarter and Nine Months Ended September 30, 1999, compared with the Quarter and Nine Months Ended September 30, 1998

Sales. Sales for the third quarter 1999 increased to $11,024,000, (40.3%), from $7,857,000 for the third quarter 1998. Sales for the nine months ended September 30, 1998 were $28,060,000, compared to $21,319,000 for the comparable 1998 period. The Company's products are grouped into four categories: WAN communications products, LAN interface products, Network Switching products, and Other products (combining Network System products, Mass Storage Interface products, and Inter-System Connectivity products).

WAN communications revenue increased 38% to $5,680,000 (52% of sales) during the third quarter 1999, compared to $4,120,000 (53% of sales) for the third quarter 1998. WAN communications revenue amounted to $14,483,000 (52% of sales) during the first nine months of 1999, compared to $12,422,000 (58% of sales) for the same period in 1998. During the third quarter 1999, the Company shipped more than $1 million of WAN product to a large OEM customer who represented 13% of revenue in 1998. This represented a significant increase in shipments to this customer, compared to shipments during the first half of 1999.

Shipments of LAN interface products in the third quarter 1999 amounted to 35% of sales, compared to 32% of sales for the third quarter 1998. Shipments for the nine months ended September 30, 1999 were 36% of sales, compared to 19% of sales for the same period in 1998. The largest component of the Company's LAN business is generated from Commercial-Off-the-Shelf (COTS) Defense applications. During 1998, a large follow-on Department of Defense contract, which had been delayed for most of 1998, was awarded in September. Total LAN revenue in 1999 is greater than in 1998 due to the impact (on 1998) of the delay in the award of the follow-on contract and because the Company received new Defense orders in 1999 totaling $10.9 million for LAN products. Deliveries began on these new orders during the second quarter 1999 and are expected to be completed by June 30, 2000.

Network Switching products: Network switch revenue was 1% of total sales for the third quarter 1999, compared to zero percent for the same period in 1998.

Other products represented 13% of sales in the third quarter 1999, compared to 15% of sales for the same period in 1998. Shipments were 12% of sales for the first nine months of 1999, compared to 23% during the same period in 1998. Other products include the Company's older/legacy products previously grouped in Network System products, Mass Storage Interface products and Inter-System Connectivity products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross Profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses and amortization of software development costs. Gross margin improved to 64.1% of sales for the third quarter, from 62.5% in the third quarter of 1998. For the first nine months of 1999, gross margin improved to 63.2% of sales, compared to 61.1% for the same period in 1998. The improvement in gross margin is primarily attributable to manufacturing efficiencies based on higher volumes and growing sales of separately priced communications software that has higher gross margins.

Operating Expenses. Total operating expenses increased to $3,854,000, or 35.0% of sales for the third quarter 1999, from $2,893,000, or 36.8% of sales for the comparable 1998 quarter. Total operating expenses increased to $10,077,000, or 35.9% of sales for the first nine months of 1999, from $8,083,000, or 37.9% of sales for the nine months ended September 30, 1998.

Selling and marketing expenses increased to $1,400,000, or 12.7% of sales for the third quarter 1999, from $1,088,000, or 13.8% of sales for the same quarter in 1998. Selling and marketing expenses for the nine months ended September 30, 1999 were $3,766,000, or 13.4% of sales, compared to $3,022,000, or 14.2% of sales, for the same period in 1998. During the third quarter 1999, the Company participated in three significant trade shows: Comdex, Networld+Interop in Toronto and the BroadBand show in San Diego. Live demonstrations of the Nebula 8000 Fault Tolerant Switch were performed at Comdex and Networld+Interop. At the BroadBand show, the Company's WAN communications products were presented.

Research and development expenses were $1,678,000, or 15.2% of sales for the third quarter of 1999, compared to $1,240,000, or 15.8% of sales for the comparable 1998 quarter. Research and development expenses were $4,308,000, or 15.4% of sales for the nine months ended September 30, 1999, compared to $3,210,000, or 15.1% of sales for the same period in 1998. The Company continues to focus the majority of its development efforts on WAN communication products and the Nebula 8000 Fault Tolerant Network Switch.

General and administrative expenses were $776,000, or 7.0% of sales for the third quarter 1999, compared to $565,000, or 7.2% of sales for the third quarter 1998. General and administrative expenses were $2,003,000, or 7.1% of sales for the nine months ended September 30, 1999, compared to $1,851,000, or 8.7% of sales for the first nine months of 1998. The Company continues to maintain tight control over its general and administrative expenses and management expects general and administrative expenses to decline as a percentage of sales as revenue increases.

Income taxes. The provision for income taxes was $1,265,000 in the third quarter of 1999, compared to $824,000 for the same quarter in 1998. The effective corporate income tax rate for the third quarter 1999 and 1998 was 35.0%. For the nine months ended September 30, 1999, the provision for income taxes amounted to $3,050,000, compared to $2,085,000 for the first nine months of 1998. The effective corporate income tax rate was 35.0%, compared to 35.4% for the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company's primary source of liquidity included cash and cash equivalents of $8,645,000, marketable securities with a maturity of less than one year of $22,011,000 and available borrowings of $5,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of September 30, 1999. The Company had working capital of $38,205,000 at September 30, 1999, compared to $31,790,000 at December 31, 1998.

Cash provided by operating activities for the nine months ended September 30, 1999 was $4,883,000, compared to $5,412,000 for the same period in 1998. The decrease in cash provided by operating activities for the nine months ended September 30, 1999 is primarily attributable to changes in the components of working capital.

Capitalization of certain software development costs amounted to $126,000 for the nine months ended September 30, 1999, compared to $491,000 for the same period in 1998.

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents, and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, it is the Company's intention to continue aggressive new product introductions for the remainder of 1999 and beyond for a variety of markets served by the Company. Management has also initiated a strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.

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

The Company has completed Phase I, II and III of its readiness plan for its IT systems and non-IT systems. These phases consisted of evaluating and testing its IT systems and non-IT systems. Phase IV, planned during the fourth quarter of 1999, will consist of finalizing contingency plans for temporary operation should unexpected difficulties with IT systems and non-IT systems occur. The development of these contingency plans began in conjunction with upgrading its IT system and are virtually complete

In addition to internal Year 2000 IT and non-IT remediation activities, the Company has contacted key suppliers and customers to assure no interruption in the relationship between the Company and these important third parties from the Year 2000 issue. The Company has received many responses of its inquiries and is waiting for the remaining responses from these suppliers and customers to conclude its assessment if such third parties have any known Year 2000 issues. If third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems, the Year 2000 issue could have a material adverse effect on Company operations. The Company believes that its diligent actions with key suppliers and customers will minimize these risks.

The vast majority of the Company's products are not date-sensitive and this information has been available to customers since November 1998.

While the Company expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified within its internal plan, the Company is working on a contingency plan specifying what the Company will do if it or important third parties are not Year 2000 compliant by the required dates. The Company expects to have such a contingency plan finalized by the end of 1999.

Through September 1999, the Company has not incurred significant incremental costs related to the Year 2000 issue. The total projected incremental cost is estimated to be $150,000. The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue unless the nature of the item is an upgrade or replacement of a system with a useful life that meets the capitalization policy of the Company. These costs are being funded through operating cash flows. The Company's total cost for the Year 2000 issue includes estimated costs and time associated with interfacing with third parties' Year 2000 issues. These estimates are based on currently available information.

The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third parties, and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area;
(ii) the ability to locate and correct all relevant computer codes and equipment, and (iii) the planning and Year 2000 compliance success that key customers and suppliers attain.

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

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those, anticipated. The words "believes," "anticipates," "plans," "may," "intend," "estimate," "will," should," "could," and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

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

             Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information





Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

                           Reports on Form 8-K dated September 1, 1999 was filed during the three-month period ended September 30, 1999. Item 5 - Other items; reported the declaration of the three-for-two stock split in the form of a stock dividend and distribution on shares of the Registrant's Common Stock.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PERFORMANCE TECHNOLOGIES, INCORPORATED





November 12, 1999                  By: s/        Donald L. Turrell
                                     -------------------------------------
                                                 Donald L. Turrell
                                                   President and
                                              Chief Executive Officer




November 12, 1999                  By: s/        Dorrance W. Lamb
                                     -------------------------------------
                                                 Dorrance W. Lamb
                                              Chief Financial Officer and
                                                Vice President, Finance