Form 10-K
period 1999-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2000-03-30
CIK 1003950

 ------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               _________________

                                    FORM 10-K
(Mark One)
          [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the Fiscal Year Ended December 31, 1999
                                       OR
          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from to
                         Commission File Number 0-27460

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 3, 2000 was approximately $233,000,000.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 13,211,000 as of March 3, 2000.

                       Documents Incorporated by Reference
         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 31, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.
________________________________________________________________________________

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K

                                                                            Page
PART I

Item 1           Business                                                    1
Item 2           Properties                                                  12
Item 3           Legal Proceedings                                           12
Item 4           Submission of Matters to a Vote of Security Holders         12


PART II

Item 5           Market for the Registrant's Common Equity and
                   Related Stockholder Matters                               12
Item 6           Selected Financial Data                                     13
Item 7           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       14
Item 7A          Qualitative and Quantitative Disclosures
                   About Market Risk                                         21
Item 8           Financial Statements and Supplementary Data                 21
Item 9           Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       34
PART III

Item 10          Directors and Executive Officers of the Registrant          34
Item 11          Executive Compensation                                      34
Item 12          Security Ownership of Certain Beneficial Owners and
                   Management                                                34
Item 13          Certain Relationships and Related Transactions              34
Item 14          Exhibits, Financial Statement Schedules, Reports
                   on Form 8-K                                               35
Signatures                                                                   36



EXHIBIT 3        Articles of Incorporation
  EXHIBIT 3.2    Certificate of Amendment
EXHIBIT 4        Instruments Defining Rights of Security Holders
  EXHIBIT 4.3    June 1998 Amendment to the Stock Option Plan
  EXHIBIT 4.4    February 2000 Amendment to the Stock Option Plan
EXHIBIT 27       Financial Data Schedule (FDS)

PART I

ITEM 1 - Business

Overview

Performance Technologies, Incorporated (the "Company") provides high performance communications, networking and signaling products to the leading suppliers for the next generation networks. These products are positioned to take advantage of opportunities presented by the network convergence of voice and data, the growth of the Internet and new wireless telephone services. The Company's engineering efforts are directed toward developing standard products for three distinct communications markets: Signaling Gateways, Ethernet Switching, and Telecommunications and Wide Area Connectivity. The Company's products are targeted at customers in the following sectors: telecommunications equipment manufacturers, telecommunications service providers and operators such as ILEC's, CLEC's, ISP's RBOC's, international wireless carriers, financial services, defense, and public safety.

Since its founding in 1981, the Company has consistently designed innovative solutions for a variety of computer and communications architectures and has a rich history of adapting its products to a constantly changing technology-driven marketplace. The Company has focused its efforts on providing unique application solutions, where reliability and performance are key customer concerns.

Recent Developments

During 1999, the Company embarked on an expansion plan resulting in the acquisition of MicroLegend Telecom Systems, Inc. ("MicroLegend"), a company specializing in Signaling System 7 (SS7) products. SS7 is the industry-wide standard signaling protocol used by traditional public switched telephone networks and more recently by wireless communication networks and Internet
Protocol  (IP) voice and data  networks.  The Company  introduced  its first SS7 products in 1997, and in 1999, the Company introduced Channel7(TM), a comprehensive hardware and SS7 software product that provides telecom equipment manufacturers with enabling SS7 technology (based on standard hardware, operating system software and SS7 control software) they can easily bundle with their software solutions, rather than develop the product internally.

MicroLegend significantly strengthens the Company's SS7 market opportunities by expanding its SS7 product breadth and its ability to leverage their technology in the telecommunications marketplace. MicroLegend has an internally developed SS7 protocol software stack that can be utilized to develop new SS7 application products for the rapidly expanding wireless communications and Voice-over-IP
(VoIP) markets.

Currently, MicroLegend markets SS7/IP signaling gateways and SS7 servers that provide the interface between traditional public switched telephone networks and Internet Protocol (IP) voice and data networks. These SS7 product solutions have been installed for signaling interoperability between ANSI (American National Standards Institute) SS7, ITU-T (International Telecommunications Union) C7 and many national variants in public networks worldwide such as Japan, China, Brazil, Mexico and Europe.

Industry Overview

The communications and networking industry is undergoing a profound and radical change as a result of the Telecommunications Act of 1996. The consequences of this significant regulatory decision, combined with the unprecedented growth of the Internet, have increased the mounting pressure from vendors and users alike to converge the traditional voice communications network with the data driven Internet. Furthermore, the accelerating growth of wireless communications is forcing service providers to improve infrastructure processes and to expand product offerings. As a result, substantial opportunities exist for the Company to supply infrastructure related products that address the evolving technologies and applications required to create the next generation public wireline and wireless networks.

An essential element of the convergence paradigm, especially in the voice-driven applications arena, is the SS7 network signaling protocol. Signaling plays a vital role in the implementation of many new services, such as local number portability (LNP), 800/900 toll-free services, wireless roaming, telephone calling cards, call waiting, caller ID and greater cellular coverage. SS7 is now the most pervasive signaling architecture used by the leading telephone operators and wireless carriers worldwide. Although convergence of traditional voice networks and IP based data networks is causing unprecedented change, one thing remains certain, circuit-switched equipment in public telephone networks will still need to communicate effectively with the packet-switched equipment in data networks worldwide. This can only be achieved through the use of the SS7 signaling protocol. The Company plans to play an even greater role in the convergence marketplace and the evolution of the current public telephone network into the next generation network.

The demand for enhanced, value-added services (described above) is driving the next generation, network convergence. High-volume growth is expected to characterize VoIP gateway sales as quality of service, interoperability, and billing capabilities improve. Cahners In-Stat Group, an industry analyst, predicts VoIP gateway sales will reach $3.7 billion by the end of 2003, assuming interoperability between different gateway vendor's equipment. This will allow carriers to effectively hand off traffic to one another and bill accurately for calls. Another similar forecast from the Synergy Research Group estimated the worldwide VoIP equipment market was $782 million in 1999 and is forecasted to climb to $5.7 billion by 2002.

For the SS7 market, industry analysts, VDC research, estimated the worldwide market for SS7 products at $12 billion for 1998. VDC expects the growth rate of the SS7 market to be 17% or greater over the next 5 years.

Ethernet switching represents about 17 percent of the $21 billion worldwide Local Area Network market, according to International Data Corporation, industry analysts, and is expected to nearly triple in size to provide $11 billion in 2003. With the pace of convergence accelerating, the classical demarcation lines are blurring. Ethernet is now finding applications beyond the traditional enterprise into the MAN (Metropolitan Area Network) and for connectivity deployment within Carriers Points-of-Presence (POP's) and Central Offices (CO's).

The growth in the Wide Area Networking (WAN) communications market is being driven by the expansion of the Internet, wireless communications and the convergence occurring between voice and data communications. According to recent market studies, the WAN segment of the telecommunications connectivity markets was approximately $1 billion in 1999 and is forecasted to grow to $4.8 billion in 2003.

These impressive growth projections, combined with other market trends, are expected to drive the networking equipment and communications industry to experience a substantial increase in demand during the next five years. A new breed of service providers are now busy building their infrastructures to create the next generation public network, where the Internet will be used to carry real-time voice and video traffic. Although VoIP technology is at an early stage of development, market analysts estimate a large demand for products that exploit this technology given its potential to save money. Management believes that the Company's SS7 Signaling Gateway, Ethernet Switching and Telecommunications connectivity products will play a significant role as these new VoIP infrastructures are built.

Strategy

The Company is well positioned to capitalize on the opportunities presented by network convergence, the growth of the Internet and new wireless telephone services. The Company's objective is to provide standard, high performance communications, data networking and signaling products to the leading suppliers for the next generation of wireless and VoIP networks. Key components of the Company's business strategy include:

Addressing High-Growth Communications Markets. The Company will continue to develop standard, high performance communications, networking and signaling products for high growth markets. In particular, the Company is targeting two particular high-growth markets:

o Wireless communications - The accelerating growth in wireless communications and the demand for new, Internet related wireless services are forcing wireless carriers to improve their infrastructure. The Company will continue to focus on developing high performance, high reliability SS7 signaling and telecommunications connectivity products for this market.

o Voice-over-IP - There are significant marketplace pressures to converge the traditional voice communications network with the data driven Internet. Voice-over-IP (VoIP) gateway systems enable voice communications to travel over data networks. VoIP gateways are comprised of five elements: voice communication processing, digital signal processing, data aggregation (packet switching), SS7 signaling and call control. The Company currently markets products to VoIP system manufacturers that enable the voice communications processing and SS7 signaling, and expects to offer data aggregation (packet switching) products to these suppliers around mid-year 2000.

Exploit Technological Competencies. In the development of creative and innovative products, the Company will continue to build on its core knowledge and expertise in communications technologies, particularly in voice communication processing, data networking and signaling control. Management will continue to leverage its core competencies as a leading supplier of Signaling Gateways, Ethernet Switching and Telecommunications Connectivity products for carrier-class environments. The Company will continue to enhance the performance of its existing products and to develop new products that address the changing needs of its customers.

Leverage Software Expertise. The Company has a growing communications software expertise in signaling, data networking and telecommunications. In addition, the Company has invested substantially in developing "high-availability" and "hardened" software implementations used in both local area network switching products and wide area telecommunications applications. Management believes an important element of the Company's future product strategy is to increase its software Intellectual Property in its products.

Expand International Markets. Telecommunications markets are international in scope. Global demand for communications and networking products is being driven by an increasing need to successfully deploy advanced communications infrastructures. Outside of North America, the Company markets its products primarily in Western Europe and the Asia Pacific region. As part of its international growth plan, the Company has been investing in the expansion of its marketing, sales and support operations in these specific geographic areas. The Company now operates a sales and support office in the United Kingdom, providing coverage to Western European markets. In the Asia Pacific region, it relies on agents to establish both OEM and distribution channels. Predicated upon revenue growth, the Company expects to open a direct sales and service center in the Asia Pacific region over the next eighteen months. Direct shipments to international customers amounted to 16% of revenue in 1999.

Products

The Company develops and markets high performance communications, networking and signaling products to the leading suppliers for the next generation networks. The Company has pioneered many recent innovations in networking and computer technologies including proprietary ASICs for Ethernet switches, and innovative "hot swap" and "failover" architectures to enhance equipment availability, reliability and performance. The Company will continue to design new products for standard hardware and operating systems. During 2000 and beyond, management will focus on the development and delivery of new products in three distinct communications markets: Signaling Gateways, Ethernet Switching and Communication Servers, and Telecommunications and WAN Connectivity employing standardized platforms.

Signaling Gateway Products. The Company's Signaling Gateway product line was initially developed to address custom turnkey solutions for specific customer requirements. Recognizing the need to bridge signaling traffic between traditional telephone networks and IP-based data networks, the Company sold the industry's first IP-enabled Signaling System 7 (SS7) server in 1997. Since 1997, the Company's SS7/IP Signaling Gateway product has evolved to support applications such as international wireless roaming, Voice-over-IP and enhanced Internet-driven services. Numerous wireless carriers have installed the Company's SS7/IP Signaling Gateway to allow their customers to travel to various countries around the world and to initiate and receive telephone calls as if they were at home. In addition, the SS7/IP Signaling Gateway is used for a variety of applications ranging from "front ends" for distributed IP-hosted databases, to long-haul transmission of SS7 messages delivered seamlessly over IP networks. Customers continue to develop other unique and creative applications for wireless and convergent networks, utilizing the Company's SS7/IP Signaling Gateway.

The Company's product line includes: SS7/IP Signaling Gateways, which bridge SS7 networks and Internet Protocol data networks; SS7 Routing Systems, which extend traditional MTP message routing with enhanced capabilities such as n-digit global title translation and routing based on message parameters; SS7 Link Concentration, which reduce SS7 link costs by concentrating network traffic from many under-utilized SS7 links onto fewer, long-haul links; SS7 Protocol Conversion, which provides interoperability between ANSI SS7, ITU-T C7 and numerous national variants. The entire range of SS7/IP Signaling Gateway products uses an internally developed, network-proven, object-oriented SS7 protocol stack.

In mid-1999, the Company introduced a new family of Application Program Interface (API) plug-ins for its SS7/IP Signaling Gateway product. The plug-ins enable Internet Protocol (IP) voice and data network service providers to quickly and effectively offer applications that utilize SS7 service oriented
(TCAP) messages.

Conforming to its high availability philosophy, a fault tolerant version of its popular Versatile Signaling Point (VSP) SS7 signaling platform was introduced during 1999. The new product family, called the VSP 500 Series, has a fault tolerant architecture designed specifically for telecommunications applications with stringent survivability and availability requirements. The architecture enables the system to operate continuously despite the occurrence of any single point of failure. In addition, the VSP runs on a carrier-class NEBS compatible unit, in rack mountable hardware that was engineered specifically for the stringent telecommunications application environments.

In mid-1999, the Company also announced support for the new Simple Control Transmission Protocol (SCTP) standard for signaling convergence between SS7 and IP networks. The inclusion of this industry standard protocol will allow customers to integrate their SS7 and IP signaling networks reliably and with greater efficiency.

The Internet Engineering Task Force (IETF) developed SCTP. SCTP will enhance the interoperability of SS7 and IP networks and allow packet networks to process signaling messages with the same degree of reliability and efficiency available in SS7 signaling networks. The Company has been a contributing member of the SCTP design team throughout the development period. With a firm commitment to the adoption of industry standards and a first hand understanding of the protocol's inner workings, the Company will incorporate SCTP into its SS7/IP Signaling Gateway offering. The Company continues to work with the IETF, the PacketCable group and other standards bodies to develop signaling protocols to operate at other layers of the networking communications stack.

Customers for the signaling gateway products include Alcatel Inc., Bell Canada, Bridgewater, Cisco Systems, Ericsson, GTE Corporation, Lucent Technologies, Motorola Corporation, Nortel Networks, Simplified Telesys, Swisscom, Telcordia (Bellcore), Teleglobe, and Telus. Ethernet Switching and Communication Server products. The Nebula 8000 Fault Tolerant switch, released in November 1999, is being targeted towards server centric applications in server clusters. The Nebula switch technology supports a redundant switch fabric designed for maximum availability and its architecture can sustain operation in the event of a single point of failure. The implementation of the Gigabit connectivity feature for the Nebula product line has been submitted to Beta testing and if all goes well will be released for production during the second quarter of 2000. The NEBS compliant design effort for the Nebula 4000 and 6000 models applicable to telecommunications applications is nearly completed and should undergo testing during the second quarter of 2000. As the next generation telecom platform architecture is implemented for Voice-over-IP, there is a requirement to handle IP traffic. The Nebula technology will be expanded into a family of high performance 100Mbit/Gigabit Ethernet Switches that are specifically targeted at next generation telecom platforms. The Company's capabilities in fault tolerant Ethernet switch architectures, cPCI packaging and "Hot Swap" availability will be implemented into a third generation switch subsystem. This subsystem will initially find application as a data aggregation device integrated in carrier-class Voice over IP systems or in network edge access devices.

During 1999, the Company announced the introduction of its latest IP based Wide Area Network (WAN) to Local Area Network (LAN) based communications server, the MPS800. The MPS800 Multi-Protocol Communication Server represents the next generation of the Company's MPS600 Server. The MPS800 provides one 10/100Base-T Ethernet port and eight high speed WAN serial ports, making it ideal for intelligent WAN bridging, T1/E1 multiplexing and remote WAN connectivity. Virtually all computers and workstations equipped with TCP/IP on the LAN can access information from these communication servers. The Company's complete suite of WAN protocol products is available on the MPS800, including Frame Relay, X.25, HDLC, Radar Receiver, Synchronous Bit Stream Interface, Asynchronous Data Transfer, DDCMP and others.

Communications  servers  are  multipurpose   LAN-to-WAN  bridging  systems.  The
products in this category include a low cost, limited server solution for installations requiring from one to six WAN connections and up to two Ethernet LAN connections. Using unique software, the communications servers can be configured to provide a variety of protocol packages and supporting protocols including SS7 conversion applications, bisynchronous, asynchronous communications financial market feeds and radar receivers. The Company's communication server products can be found in data collection applications including NASA's deep space network, in air traffic control centers for retrieving radar data from remote radar antenna sites and in the US Weather Service infrastructure for retrieving weather satellite and radar images. Management believes there will be increasing demand and applicability for communications servers such as the MPS800.

Telecommunications and WAN Connectivity products. The Company's overall Telecommunications and WAN Connectivity strategy is to develop and provide products to the leading telecommunications suppliers that enable voice and data communications. These products are comprised of hardware, software and subsystems that support a variety of open system platforms and operating systems. These open systems include CompactPCI (cPCI), PCI, PMC, SBus and VME. Management believes that the Company's cPCI products are some of the first products available to cPCI users for high-speed WAN communications. Product applications cover many uses including high-speed Internet connections for server products and T1/E1 products used for SS7. To support these applications, the Company's products are "intelligent," with embedded microprocessors and memory. This architecture allows lower-level protocols to be "off-loaded" thereby greatly improving overall system performance and efficiency.

The Company offers systems support for its products across a spectrum of popular operating systems including UNIX, Sun Microsystems' Solaris(TM), Microsoft's Windows NT(TM), Wind River's VxWorks and Linux. The Company offers an extensive suite of advanced communication software consisting of Frame Relay, SS7, X.25, and HDLC. The Company also offers ProtoKit, a development environment allowing customers to integrate its specific protocols with adapters, as well as ComLink and ChanneLink, development packages designed for operation with Sun's WAN protocols in a Solaris environment. The Company's channelized support for T1/E1 data rates and software protocol tool kits for specialized customer development further expand the software portfolio.

In June 1999, the Company introduced Channel7(TM), a comprehensive hardware and SS7 software solution that provides telecom equipment manufacturers with enabling technology for a broad range of applications and systems. Based on a standardized cPCI platform, Channel7 is a highly configurable, scaleable and high performance solution for developing SS7 network systems and is complementary to the MicroLegend SS7/IP gateway system products. SS7 technology is a basic building block for applications such as Voice-over-IP Gateways, cellular roaming support, Caller ID and call routing to Call Centers. To accelerate Channel7's acceptance in the marketplace, PTI partnered with several SS7 application engineering firms and Channel7 was verified for use with Sun Microsystems' new Netra(TM) ft 1800 fault tolerant telecom server systems.

Customers for the Company's Telecommunications and WAN Connectivity products include Lucent Technologies, Compaq Corporation, QualComm Inc., Alcatel Inc., Motorola Corporation, ADC Telecom and Sun Microsystems.


Sales, Marketing and Distribution

The Company markets its products worldwide to a broad spectrum of customers through various channels including OEMs, VARs, distributors and systems integrators. Greater than 90% of the Company's North American business is sold through the Company's direct sales force to OEMs and systems integrators. The remainder is sold to end users through distributors and VARs.

Due to the technical nature of the Company's products sold to OEMs, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the network and communications fields. To supplement its sales force, the Company has application engineers who assist prospective customers in determining if the Company's products will meet their requirements.

The Company's corporate headquarters are in Rochester, N.Y. It has regional sales and support facilities near Hartford, Connecticut, Chicago and the United Kingdom, as well as co-located sales and engineering operations in San Diego, California. The SS7 Signaling Gateway group has a sales and engineering facility in Ottawa, Canada, with an additional engineering facility in Raleigh, North Carolina. Currently, 25 sales, marketing and support personnel sell the Company's products. In addition, independent sales representatives and agents covering selected geographic areas nationally and internationally, and distributors or integrators handling selected products, supplement the Company's direct sales team on a worldwide basis.

A highly focused group of distributors, VARs and integrators are involved in selling the Company's network and fault tolerant switching products. These distributors, VARs and integrators, who have "vertical market" business focus, are managed by the Company's direct sales force. Several marketing strategies are used to support these third party organizations including advertising in trade publications, sponsoring customer training sessions and participating in trade shows throughout North America, Western Europe and the Pacific Rim.

OEM customers typically provide the Company with a rolling forecast for orders placed two to three months in advance of shipment. VARs, integrators and distributors typically provide the Company with orders placed 30 days in advance of shipment. Sales of the Company's products to OEM customers are subject to a number of factors outside the Company's control, including pricing, availability and acceptance of these products by the OEMs customers and potential customers.

The Company executes various ongoing marketing strategies designed to attract new OEM and end-user customers and to stimulate additional purchases from existing customers. These strategies include direct mail campaigns and catalogue distribution, direct telemarketing, special pricing programs, active participation in technical standards groups, participation in national, international and regional trade shows and selected trade press advertisements and technical articles and an active campaign to direct potential customers to the Company's web site.

International sales represented 16% of the Company's net sales in 1999. Management believes that international markets represent important untapped opportunities for its products. Management believes that it can develop expanded sales channels and marketing alliances with respect to new and existing international markets and is actively pursuing these relationships. The Company's products are currently sold by approximately 25 international distributors throughout the major industrialized countries in Europe and in Asia. The Company also operates a sales and marketing office in the United Kingdom to better support its Western European customers. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. All payments for shipments from the United States to outside the United States are made in U. S. dollars and all payments for shipments from Canada to Canada are made in Canadian dollars.

Customers

The Company has over 200 active customers worldwide, including major OEMs, VARs, systems integrators, and educational/research organizations. Many of the Company's major customers are Fortune 500 companies. In 1999, the largest single customer represented 23% of sales (Lockheed Martin Corporation), and the top four customers accounted for 43% of 1999 revenue.

Generally, the Company's customers can be characterized as either technical OEMs or systems end-users. The technical OEMs assemble products or systems for a specific end use, using components and subsystems supplied by vendors such as the Company. Examples of technical OEM products and systems include sophisticated enterprise servers with high speed WAN interconnections to the Internet or private communication networks with specialized Signaling System 7 server clusters for 800/900 toll-free service implementations.

The systems end-user customers require products to be self-installing and have limited knowledge of the product's internal operation. The Company's products that fit into this description are SS7/IP Gateway and Communication server products, PCIBus LAN products (Ethernet and FDDI), Ethernet switch products and selected Wide Area Communications products.

Backlog

At February 1, 2000, the backlog of scheduled orders was $11.1 million, compared to $8.2 million at March 7, 1999. Although orders are subject to cancellation in the normal course of business, historically the Company has filled most of its firm orders. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is generally not considered to have large seasonal swings, but some of the business is project-related, driven by customer demand, which can cause quarterly fluctuations in revenue.

Environmental Matters

The Company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment has any material effect on its capital expenditures, earnings or competitive position.

Competition

The market for communications and networking products is intensely competitive and characterized by rapid technological innovations, resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this industry include product performance and functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and increases in relative price/performance ratios. In the Telecommunications and WAN connectivity market, the Company's products compete with products from Natural Micro Systems, Adax Incorporated, Radisys Corporation, SBS Technology and LAN Media Corporation. In the LAN Interface product market, the Company competes with Network Peripherals Inc., and Interphase Corporation.

In the enterprise Ethernet Switching market, the Company is focusing on a niche application, fault tolerance. Many of the companies in this market focus on broad applications products and have greater technical and capital resources, more marketing capability, larger research and development staffs and better production facilities than the Company. These competitors include Cisco Systems, 3Com Corp, Extreme Networks and Cabletron. In the past several years, the network and telecommunications industry has become increasingly concentrated as a result of consolidations in the market. These consolidations are likely to permit the Company's competitors to devote significantly greater resources to the development and marketing of new competitive networking products and the marketing of existing products through their larger distribution networks to their larger installed customer bases. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition.

In the Signaling System 7 market, the Company competes with Ulticom, a subsidiary of Comverse Technologies, Trillium Digital Systems, Inc., Tekelec and several larger companies that have proprietary SS7 technology and products. The SS7 market is growing rapidly and it is likely that more competitors will enter this market.

Research and Development

The Company's research and development expenses were approximately $7.9 million, $5.1 million and $4.6 million for 1999, 1998 and 1997, respectively. These expenses consist primarily of employee costs and material consumed in developing and designing new products. To a lesser degree, there have been expenses devoted to software license/tools and contract product development. The Company expects research and development expenditures will continue to increase significantly in 2000.

The Company has developed significant core competencies applicable to voice and data communications; high availability, redundant switching technologies and signaling communications. The Company has also invested substantially in developing and expanding its communication and networking software competencies. These competencies will contribute to the development of products for next generation networks.

Proprietary Technology

The Company's success depends upon retaining and maximizing the Company's proprietary technologies. To date, the Company has relied principally upon
trademark,   copyright  and  trade  secret  laws  to  protect  its   proprietary
technology. The Company generally enters into confidentiality or license agreements with its distributors, customers and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products and accessories are provided to customers under license, generally in the form of object code, which provides a high degree of confidentiality with respect to the intellectual property value. Much of the Company's proprietary technology is found in the Company's source code that is embedded in silicon chips, making it extremely difficult to misappropriate or reverse engineer. Such methods may not afford complete protection and there can be no assurance that the confidentiality agreements will not be breached, or that such agreements will be enforceable, or that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. If patent applications are filed by the Company in the future, there can be no assurance that any patents can be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition. The Company currently has an outstanding patent application pending for a variety of aspects associated with its fault tolerant network switching products. Management expects the U. S. Patent office to render a ruling on this application in 2000.

There can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Although no written claims or litigation relating to any such matters are currently pending against the Company, the Company has not conducted any searches or obtained an opinion of counsel with respect to its proprietary rights. Accordingly, there can be no assurance that no claims will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products, or if necessary, that the Company would be able to obtain any necessary licenses on reasonable terms or at all. Any such litigation could be protracted and costly and could have a material adverse effect on the Company's results of operations regardless of the outcome of the litigation.

Suppliers

To date, the Company has generally been able to obtain adequate supplies of components or has redesigned specific products when adequate components are not available. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of these suppliers.

Manufacturing

The Company maintains a state-of-the-art manufacturing facility in Rochester, New York. This facility operates under an integrated MRP system that significantly reduces lead-time, inventories investments and facilitates demand forecast. The Company is ISO 9002 certified for its manufacturing facilities and quality management systems. By maintaining an in-house manufacturing capability, management believes that the Company has, to a certain extent, insulated itself from the risks inherent with subcontracted manufacturing. These risks include timing delays that often result when subcontractors are unable to meet the manufacturing requirements of their customers. In addition, through its in-house manufacturing capability, the Company is able to maintain its quality control process and the timeliness of product delivery. The Company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

Employees

As of January 1, 2000, the Company had 190 full-time employees, 8 part time and contract employees and 2 Engineering Cooperative employees. Management believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

These employees work in the following areas:

                  Research and Development                    87
                  Marketing and Sales                         22
                  Manufacturing                               55
                  General and Administrative                  26

Competition for technical personnel in the Company's marketplace is intense. Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

Risk Factors

Technological Change and New Product Introductions. The market for the Company's products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the standards of the industry change. Additionally, the overall communications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company's future revenue will depend upon the Company's ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that meet or exceed new industry standards. New product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product's introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in the products or their component parts, or the failure to achieve market acceptance would have a material adverse effect on the Company's revenue and operating results.

Competition. The communications, networking and signaling business is extremely competitive and the Company faces competition from a number of established and emerging start-up companies. Many of the Company's principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources to deploy on promotion, advertising, research and product development than the Company. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's revenue and operating results. Major networking companies have recently acquired several of the Company's competitors. These acquisitions are likely to permit the Company's competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's revenue and operating results.

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

Potential Fluctuations in Annual and Quarterly Results. The Company's annual and quarterly operating results may in the future vary significantly depending on factors such as the timing and shipment of significant orders, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, inability to obtain sufficient supplies of sole or limited source components for the Company's products, seasonal and general economic conditions. The Company's expense levels are based, in part, on the Company's expectations as to future revenue. Since a substantial portion of the

Company's revenue in each quarter results from orders shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, revenue and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of the Company's net expenses varies with its revenue. (See Management's Discussion and Analysis included elsewhere in this report).

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

Dependence on Personnel. The Company's success depends on the continued contributions of its personnel, many of whom would be difficult to replace. It will also depend on its ability to attract and retain skilled employees. Although the Company's employees are subject to the Company's employment policy regarding confidentiality and ownership of inventions, employees are generally not subject to employment agreements or non-competition covenants. Changes in personnel could adversely affect the Company's operating results.

ITEM 2 - Properties

The corporate headquarters are located in 30,000 square feet of office and manufacturing space in Rochester, New York. Corporate headquarters include the executive offices, along with the core sales, marketing, engineering and manufacturing operations for the telecommunications and switching groups of the Company. There is currently no excess office space in the Rochester, New York facility. Management has established a project team to identify and secure a suitable facility prior to the expiration of the existing lease in May 2001. Management believes there are adequate locations in and around the Rochester area to construct or acquire the necessary facility to meet the current and future requirements of the Company. The Company also leases office space for the telecommunications and switching groups to house software engineering and sales people in San Diego, California and three other locations.

The Company's core Signaling Gateway group is located in 22,000 square feet in an office building located in downtown Ottawa, Canada. The Company has recently completed negotiations for expanding this facility. The office lease in this building expires in May 2003. As this group continues to grow, additional office facilities will be required, probably before the lease expiration date. Additional space may be available in the same office building or may be available in nearby locations. The Signaling Gateway group also has an engineering operation in Raleigh, North Carolina. At the present time, negotiations are underway to expand this facility for an additional five year term. As this group continues to grow, additional office facilities will be required. Additional space may be available in the same office building or should be available in nearby locations.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

PART II

ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder
 Matters

The Company's Common Stock is traded on the NASDAQ National Market System under the trading symbol "PTIX". The following table sets forth the high and the low quarterly closing prices of the Common Stock during the two most recent years, as reported on the NASDAQ National Market System. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions. Where appropriate, all prices have been adjusted for the Company's three-for-two stock split effected September 1, 1999.

                  1999                                  High              Low

         -----------------------------------------------------------------------
         First Quarter                                 $10.58          $  6.42
         Second Quarter                                 14.37             7.50
         Third Quarter                                  28.19            12.17
         Fourth Quarter                                $24.56          $ 16.31

                  1998                                  High              Low
         -----------------------------------------------------------------------
         First Quarter                                 $12.83          $  8.75
         Second Quarter                                 10.17             6.83
         Third Quarter                                   7.75             6.00
         Fourth Quarter                                $ 9.00          $  6.00

As of February 22, 2000, there were 206 stockholders of record of the Company's Common Stock.

To date, the Company has not paid cash dividends on its Common Stock and there can be no assurances that the Company will do so at any time in the future.

ITEM 6 - Selected Financial Data
          (in thousands, except per share amounts)


For the Years Ended December 31:    1999      1998      1997      1996     1995
--------------------------------------------------------------------------------
Sales                             $44,494   $34,118   $32,435   $26,151  $19,403
Income from continuing operations   6,226     6,047     5,271     3,882    2,772
Basic earnings per share:
 Income from continuing
 operations (1)                   $   .47   $   .46   $   .41   $   .31  $   .30
 Weighted average common shares    13,165    13,077    13,012    12,695    9,051
Diluted earnings per share:
 Income from continuing
 operations (1)                   $   .45   $   .45   $   .39   $   .30  $   .30
 Weighted average common and
 common equivalent shares          13,789    13,517    13,449    13,038    9,101

Income from continuing operations
 (Excluding $1.7 million charge
 for acquisition expenses)        $ 7,970   $ 6,047   $ 5,271   $ 3,882  $ 2,772
Basic earnings per share:
 Income from continuing operations
 (Excluding $1.7 million charge
 for acquisition expenses) (1)    $   .61   $   .46   $   .41   $   .31  $   .30
Diluted earnings per share:
 Income from continuing operations
 (Excluding $1.7 million charge
 for acquisition expenses) (1)    $   .58   $   .45   $   .39   $   .30  $   .30


At December 31:                      1999      1998      1997      1996     1995
--------------------------------------------------------------------------------
Working capital                   $39,009   $32,221   $26,889   $21,362  $ 6,545
Total assets                       49,142    40,122    33,544    26,964   11,479
Long-term debt, less
 current portion                                  6        18        30       57
Total stockholders' equity        $40,828   $34,180   $28,661   $23,234  $ 7,869

(1) All per share amounts have been adjusted where appropriate, for the three-for-two stock split effected in September 1999

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein as well as the section appearing in Item 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor provisions of those sections. The Company's actual results could differ materially from those discussed in the forward-looking statements.

Overview

All historical financial information contained herein has been restated to reflect the acquisition of MicroLegend Telecom Systems, Inc. during the fourth quarter 1999.

The Company achieved record revenue of $44.5 million for 1999, compared to $34.1 million in 1998, an increase of 30%. The Company's compounded annual growth rate for revenue over the past five years has been 29%. Adjusted net income for 1999, which excludes one-time acquisition expenses, increased 32% to a record $8.0 million, or $.58 per share, compared to $6.0 million, or $.45 per share in 1998. Actual net income for 1999, including the one-time write-off of acquisition expenses, was $6.2 million in 1999, or $.45 per share. Income from continuing operations has increased seven consecutive years from 1993 through 1999 and for all years as a publicly traded company.

The Company completed the acquisition of MicroLegend Telecom Systems, Inc. in December 1999. This acquisition was accounted for as a pooling of interests; accordingly, all historical financial information contained in this Form 10-K has been restated to reflect the acquisition of MicroLegend Telecom Systems, Inc. In connection with the acquisition, the Company recorded a one-time, after-tax charge for acquisition costs of $1.7 million in 1999.

At the end of 1999, the Company had $31.8 million in cash, cash equivalents and marketable securities and no long-term debt. For 1999, the Company generated income from operations, excluding depreciation and amortization (EBITDA) of $11.7 million and cash from operating activities amounted to $7.7 million, compared to $6.5 million for 1998. Return on equity, excluding one-time acquisition charges, for 1999 was 21% and return on assets, excluding one-time acquisition charges, was 18%. International sales amounted to $7.0 million and $7.2 million in 1999 and 1998, respectively.

On September 1, 1999, the Company effected a three-for-two stock split in the form of a 50% stock dividend.

Performance Technologies provides communications, networking and signaling products to the leading suppliers for the next generation networks. These products are positioned to take advantage of opportunities presented by the network convergence of voice and data, the growth of the Internet and new wireless telephone services. The Company's engineering efforts are directed toward developing products for three distinct communications markets: Signaling Gateways, Ethernet Switching and Telecommunications and Wide Area Connectivity. The Company's products are targeted at customers in the following sectors: telecommunications equipment manufacturers, telecommunications service providers and operators, international wireless carriers and financial services, defense, and public safety.

Signaling  Gateway  products:  The Company's  Signaling  Gateway product line is comprised of SS7/IP Signaling Gateways, SS7 Routing Systems, SS7 Link Concentration, SS7 Protocol Conversion, and an SS7 Application Program Interface
(API). The entire range of SS7/IP Signaling Gateway products uses an internally developed network-proven, object-oriented SS7 protocol stack.

The Company's SS7/IP Signaling Gateway is used for a variety of applications ranging from international wireless roaming, Voice-over-IP, enhanced Internet-driven services and for "front ends" for distributed IP-hosted databases, to long-haul transmission of SS7 messages delivered seamlessly over IP networks. Customers continue to develop other unique and creative applications for wireless and convergent networks, utilizing the Company's SS7/IP Signaling Gateway.

In mid-1999, the Company introduced a new family of Application Program Interface (API) plug-ins for its SS7/IP Signaling Gateway product. The plug-ins enable Internet Protocol, voice and data network service providers to quickly and effectively offer applications, which utilize SS7 service, oriented (TCAP) messages.

Conforming to its high availability philosophy, a fault tolerant version of its popular Versatile Signaling Point (VSP) SS7 signaling platform was introduced during 1999. The new product family, called the VSP 500 Series, has a fault tolerant architecture designed specifically for telecommunications applications with stringent survivability and availability requirements. The architecture enables the system to operate continuously despite the occurrence of any single point of failure.

In mid-1999, the Company also announced support for the new Simple Control Transmission Protocol (SCTP) standard for signaling convergence between SS7 and IP networks. The inclusion of this industry standard protocol will allow customers to integrate their SS7 and IP signaling networks reliably and with greater efficiency.

Customers for the gateway products include Alcatel Inc., Bell Canada, Bridgewater, Cisco Systems, Ericsson, GTE Corporation, Lucent Technologies, Motorola Corporation, Nortel Networks, Simplified Telesys, Swisscom, Telcordia (Bellcore), Teleglobe, and Telus.

Ethernet Switching and Communication Server products: The Nebula 8000 Fault Tolerant switch, released in November 1999, is being targeted towards server centric applications in server clusters. The switch technology supports a redundant switch fabric designed for maximum availability and its architecture can sustain operation in the event of a single point of failure. The implementation of the Gigabit connectivity feature for the Nebula product line has been submitted to Beta testing and if all goes well will be released for production during the second quarter of 2000. The NEBS compliant design effort for the Nebula 4000 and 6000 models applicable to telecommunications applications is nearly completed and should undergo testing during the second quarter of 2000. As the next generation telecom platform architecture is implemented for Voice-over-IP, there is a requirement to handle IP traffic. The Nebula technology will be expanded into a family of high performance
100Mbit/Gigabit  Ethernet  Switches  that  are  specifically  targeted  at  next generation telecom platforms. The Company's capabilities in fault tolerant Ethernet switch architectures, cPCI packaging and "Hot Swap" availability will be implemented into a third generation switch subsystem. This subsystem will initially find application as a data aggregation device integrated in carrier-class Voice-over-IP systems or in network edge access devices.

With the pace of voice and data convergence accelerating, the classical demarcation lines are blurring. Ethernet is now finding applications beyond the traditional enterprise and into the MAN (Metropolitan Area Network) and for connectivity deployment within carriers Points of Presence (POP's) and Central Offices (CO's).

During 1999, the Company announced the introduction of its latest Internet Protocol (IP) based Wide Area Network (WAN) to Local Area Network (LAN) based communications server, the MPS800. The MPS800 provides one 10/100Base-T Ethernet port and eight high-speed WAN serial ports, making it ideal for intelligent WAN bridging, T1/E1 multiplexing and remote WAN connectivity. Virtually all computers and workstations equipped with TCP/IP on the LAN can access information from these communication servers. The Company's complete suite of WAN protocol products is available on the MPS800. The communication server products from the Company can be found in data collection applications including NASA's deep space network, in air traffic control centers for retrieving radar data from remote radar antenna sites and in the US Weather Service infrastructure for retrieving weather satellite and radar images. Management believes there will be increasing demand and applicability for communications servers such as the MPS800 in 2000.

Telecommunications and Wide Area Connectivity products: The Company's overall Telecommunications and Wide Area Connectivity strategy is to develop and provide products to the leading telecommunications suppliers that enable voice and data communications. These products are comprised of hardware, software and subsystem solutions that support a variety of open system platforms and operating systems. These open systems include: CompactPCI (cPCI), PCI, PMC, SBus and VME. Product applications cover many uses including high-speed Internet connections for server products and T1/E1 products used for SS7 products. The Company offers systems support for its products across a spectrum of popular operating systems including UNIX, Sun Microsystem's Solaris(TM), Microsoft's Windows NT(TM), Wind River's VxWorks and Linux. The Company offers an extensive suite of advanced communications software consisting of Frame Relay, SS7, X.25, and HDLC. The Company's channelized support for T1/E1 data rates and software protocol tool kits for specialized customer development further expand the software portfolio.

In June, the Company introduced Channel7(TM), a comprehensive hardware and Signaling System 7 (SS7) software product that provides telecom equipment manufacturers with enabling technology for a broad range of applications and systems. Based on a standardized cPCI platform, Channel7 is a highly configurable, scaleable and a high performance solution for developing SS7 network systems and is complementary to the MicroLegend SS7/IP Gateway System products. Channel7 was the Company's first major milestone in the Signaling System 7 marketplace. SS7 technology is a basic building block for applications such as Voice over IP Gateways, cellular roaming support, Caller ID and call routing to Call Centers. To accelerate Channel7's acceptance in the marketplace, PTI partnered with several SS7 application engineering firms and Channel7 was verified for use with Sun Microsystems' new Netra(TM) ft 1800 fault tolerant telecom server systems.

The growth in the Wide Area Networking (WAN) communications market is being driven by the expansion of the Internet, wireless communications and the convergence occurring between voice and data communications. Customers include Lucent Technologies, Compaq Corporation, QualComm Inc., Alcatel Inc., Motorola Corporation, ADC Telecom and Sun Microsystems.

Results of Operations

The following table sets forth for the years indicated certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report:

                                             Year Ended December 31,
                                     1999            1998           1997
                                     ----            ----           ----
Sales                                100.0%          100.0%         100.0%
Cost of goods sold                    34.1            40.0           40.6
                                     -----           -----          -----
Gross profit                          65.9            60.0           59.4
                                     -----           -----          -----
Operating expenses:
   Selling and marketing              13.0            13.0           13.1
   Research and development           17.8            15.0           14.3
   General and administrative          8.4             8.9            9.3
   Acquisition charges                 3.9
                                     -----           -----          -----
         Total operating expenses     43.1            36.9           36.7
                                     -----           -----          -----
Income from operations                22.8            23.1           22.7

Other income, net                      3.3             3.8            3.3
                                     -----           -----          -----
Income before income taxes            26.1            26.9           26.0
Provision for income taxes            12.1             9.2            9.7
                                     -----           -----          -----
   Net income                         14.0%           17.7%          16.3%
                                     =====           =====          =====

Excluding one-time acquisition expenses:

Income before income taxes
  (Excluding $1.7 million charge
  for acquisition expenses)           30.0%           26.9%          26.0%
Provision for income taxes            12.1             9.2            9.7
                                      -----           -----          -----
   Adjusted Net income                17.9%           17.7%          16.3%
                                     =====           =====          =====

Year Ended December 31, 1999, compared with the Year Ended December 31, 1998

Sales. Sales for 1999 increased 30% to $44,494,000, compared to $34,118,000 for 1998. For the years indicated, the Company's sales are in one product segment and are grouped into four product categories: WAN communications products, LAN interface products, Network Switching products, and Other products.

WAN communication product revenue, which included the Channel7 and Signaling Gateway products, increased to $24,892,000 for 1999, compared to $21,433,000 in 1998. The Company developed several new CompactPCI WAN products, the Channel7 product and broadened the Signaling Gateway product line during 1999. Management expects revenue from these new products to contribute to the Company's revenue growth in 2000.

Shipments of LAN interface products amounted to 33% of sales in 1999, compared to 18% of sales in 1998. The largest share of the Company's LAN interface product business is generated from Commercial Off-the-Shelf (COTS) Department of Defense projects. During 1998, a new follow-on Department of Defense procurement contract was awarded to the Company in September, after having been delayed since the beginning of the year. Beginning in April 1999, new follow-on orders were awarded to the Company totaling $10.9 million. Deliveries on these orders began in the second quarter 1999 and were expected to continue through the second quarter of 2000. At the end of 1999, approximately $1.0 million of product remained to be shipped on these orders. Discussions are currently being held to determine the customer's procurement requirements after this contract expires in June 2000. At the present time, PTI is unable to determine the extent of a new follow-on order, if any. Total LAN revenue in 1999 was greater than in 1998 due to the impact (on 1998) of the delay in the award of the new contract and because the Company received significant new Department of Defense orders beginning in April 1999 that were shipped during the year.

     The general release of the Nebula 8000 Fault Tolerant Network Switch product was delayed during 1999 due to technical issues revealed during the Beta testing process. The production release of the product occurred in mid-November 1999. As the product was brought to market, a number of new opportunities were uncovered for the high availability, redundant switch fabric in the telecommunications market. As a result, in 2000, the Company has embarked on the development of a family of third generation, high performance 100Mbit/Gigabit Ethernet Switch subsystems based on the cPCI platform standard. These new products are targeted for introduction in 2000 and are expected to become an integral part of the next generation networks.

Other product revenue amounted to $4.8 million in 1999, compared to $6.7 million in 1998. Other products include the Company's older/legacy products previously grouped in Network System products, Mass Storage Interface products and Inter-system Connectivity products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis. Management expects revenue from these products to continue to decline during 2000 as these technologies are replaced.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit in 1999 increased by $8,831,000 to $29,320,000, from $20,489,000 in 1998. Gross margin improved to 66% of sales in 1999, compared to 60% in 1998. Gross margin on the WAN, LAN and Other products improved during 1999 primarily due to manufacturing efficiencies based on higher volumes and rising sales of separately priced communications software. Gross margin on Signaling Gateway products improved to approximately 80% in 1999, compared to 67% in 1998 due to the increased value-added for the software in the product. Gross margin on the Nebula network switch subsystems products approximated 40% in 1999. The new family of cPCI telecommunications switches to be introduced during 2000 is expected to have a gross margin similar to the Wide Area and Telecommunications Connectivity products.

Total Operating Expenses. Total operating expenses increased to $19,173,000 for 1999, from $12,594,000 for 1998. As a percentage of sales, total operating expenses increased from 36.9% in 1998 to 39.2% in 1999, excluding one-time acquisition charges of $1.7 million. As a percentage of sales, the Company increased its investment in research and development during 1999 and reduced its general and administrative expenses.

Selling and marketing expenses increased to $5,767,000 in 1999, from $4,434,000 in 1998, or 13% of sales in 1999 and 1998. The allowance for doubtful accounts was increased by $512,000 in late 1999 due to a significant OEM customer closing their doors for business in January 2000. This customer did $1.3 million in business with the Company during 1999. The loss of this customer will have an impact on the Company's business in 2000. Management expects to more aggressively market its new products in 2000 and sales and marketing expenses are expected to increase as a percentage of sales.

Research and development expenses increased to $7,906,000, or 18% of sales in 1999, compared to $5,121,000, or 15% of sales in 1998. During 1999, significant development efforts were focused on bringing new products to market including new cPCI WAN products, Channel7, the Nebula 8000 and the Signaling Gateway products. The Company's engineering staff, including MicroLegend, increased by 21 people, to 87 engineers at the end of 1999. The increase in research and development expenses for 1999 is primarily attributable to these factors. Management will continue to invest a significant percentage of sales in research and development to bring new products to market.

General and administrative expense, excluding one-time acquisition charges, increased to $3,756,000, or 8% of sales in 1999, compared to $3,039,000, or 9% of sales in 1998. The Company continues to maintain tight control over its general and administrative expenses and management expects general and administrative expenses to decline as a percentage of sales in 2000 as revenue increases. Acquisition charges of $1,744,000 consisted primarily of fees for investment bankers, attorneys, accountants and other related charges.

Other Income, net. Other income consists primarily of interest income from cash equivalents and marketable securities. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income Taxes. The provision for income taxes for 1999 is based upon the combined federal and state effective tax rate of 46%, compared to 34% in 1998. The increase in the effective tax rate for 1999 is primarily due to non-deductible acquisition charges.

Year Ended December 31, 1998, compared with the Year Ended December 31, 1997

Sales. Sales for 1998 were $34,118,000, compared to $32,435,000 for 1997. The Company's sales are in one product segment and are grouped into five product categories: WAN communications products (including MicroLegend's products), LAN interface products, Network System products, Mass Storage Interface products, and Inter-system Connectivity products.

WAN communications  products  represented 63% of sales during 1998,  compared to
50% in 1997. The increase in WAN sales is primarily attributable to the development of several new PCIBus products being sold to customers including Sun Microsystems, Compaq Computers and ADC Telecom. During 1998, the Company experienced a decline in VMEbus and SBus revenue as customers moved to newer technology.  The  Company  has  developed  several  new  WAN  products  for  the
CompactPCI market and these products are in evaluation by numerous telecommunications and defense suppliers.

Shipments of LAN interface products amounted to 17% of sales in 1998 and 19% of sales in 1997. The largest share of the Company's LAN interface product business is generated from Commercial Off-the-Shelf (COTS) Department of Defense projects. Defense project revenue declined in 1998 by 13% because the award of a significant multi-year contract was delayed until mid-September and interim orders were not received during the delay period. Also in the third quarter of 1998, a significant contract was received from a new OEM customer for PCIBus LAN products. PCIBus products represented almost 13% of LAN revenue in 1998, versus 0% in 1997.

Shipments of Network Systems products represented 6% of sales in 1998, compared to 9% in 1997. Network Systems products include shipments of I/O subsystems to an OEM customer and sales of specialized communication server hardware and protocol software for specialty WAN applications. As anticipated, shipments to the OEM customer declined by approximately $1 million in 1998 and sales of specialized communication servers also declined in 1998. The engineering staff supporting the server business was reassigned at the beginning of 1998 to develop software for WAN communications products.

Shipments of Mass Storage Interface products for 1998 amounted to 8% of sales, compared to 13% in 1997. The technologies used in this market are moving from SBus to PCIBus and from SCSI to Fibre Channel. The PCIBus market has become a commodity market with greater competition and lower pricing. While this market was also moving to the Fibre Channel technology, there were delays in the adoption of standards. As a result of these factors, the Company's Mass Storage Interface products no longer effectively competed in the marketplace.

Shipments of Inter-system Connectivity products represented 6% of sales i 1998, compared to 9% in 1997. The Company is not investing in this group of products.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit in 1998 increased by $1,209,000 to $20,489,000, from $19,280,000 in 1997.
Gross margin improved to 60% of sales in 1998, from 59% in 1997.

Total Operating Expenses. Total operating expenses remained relatively constant at 37% of sales in 1998 and 1997. As a percentage of sales, the Company increased its investment in research and development during 1998, while controlling sales and marketing expenses and reducing its general and administrative expenses.

Selling and marketing expenses increased to $4,434,000 in 1998, from $4,250,000 in 1997, or 13% of sales in 1998 and 1997. During 1998, the Company delayed certain planned marketing and promotional activities associated with the Nebula 8000 in order to coordinate spending with the product's availability. During the second half of 1998, the sales and marketing staffs of the network switch group were increased in order to have a greater impact on sales in 1999.

Research and development expenses increased by 10% to $5,121,000, or 15% of sales in 1998, compared to $4,656,000, or 14% of sales in 1997. Recruiting and hiring engineers continues to be one of the Company's greatest challenges at the headquarters office. While a number of engineers were hired during 1998, the Company continues to actively recruit to fill open positions and has engaged outside engineering consultants to assist in development activities. The increase in research and development expenses in 1998 was primarily the result of new engineers hired, higher costs of outside engineering consultants, and higher development costs for new products.

General and administrative expenses in 1998 were $3,039,000 compared to $3,006,000 in 1997. The Company continues to maintain tight control over its general and administrative expenses.

Other Income, net. Other income consists primarily of interest income from cash equivalents and marketable securities. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income Taxes. The provision for income taxes for 1998 is based upon the combined federal and state effective tax rate of 34%, compared to 38% in 1997.

Liquidity and Capital Resources

At December 31, 1999, the Company's primary source of liquidity included cash and cash equivalents of $9,792,000, marketable securities of $22,007,000 and available borrowings of $5,000,000 under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of December 31, 1999. The Company had working capital of $39,009,000 at December 31, 1999, compared to $32,221,000 at December 31, 1998.

Cash generated by operating activities was $7,674,000, $6,542,000 and $6,408,000 in 1999, 1998 and 1997, respectively. In 1999, net income and non-cash adjustments increased by $954,000, plus net operating assets and liabilities decreased by $154,000.

Cash used in investing activities was $23,222,000. During 1999, investing activities included the purchase of marketable securities of $23,007,000, the maturity of marketable securities of $1,000,000, and capital equipment purchases of $1,047,000. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. In addition, the Company capitalizes certain software development costs. Amounts capitalized and included within investing activities were $168,000, $761,000 and $809,000 in 1999, 1998 and 1997, respectively.

In March 1998, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. The Company repurchased a total of 45,000 shares at a total cost of $932,000 during 1999 and 78,000 shares at a total cost of $736,000 in 1998. During December 1999, the Board of Directors withdrew the common stock buy-back program. Cash provided by financing activities of $78,000 for 1997 was principally the result of the exercise of stock options less the repayment of debt.

Impact of the Year 2000 Issue

Many companies were facing a potential issue regarding the ability of information systems to accommodate the coming year 2000. The Year 2000 issue was the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs would be unable to interpret dates beyond the year 1999, which could cause computer system failure or other computer errors disrupting operations. The Company recognized the importance of the Year 2000 issue and created a corporate-wide Year 2000 project team whose objective was to ensure an uninterrupted transition into the Year 2000. The project outcome was a success, as the Company has not experienced any Year 2000 problems since the date change on January 1, 2000. Costs of the project were estimated to be $150,000 and costs during the year 2000 do not appear to be significant.

The Company has not experienced any material Year 2000 issues with key suppliers and customers and it appears that such organizations have successfully transitioned to the Year 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, its customers or others with whom the Company does business later in 2000, either in connection with the leap year or with systems that have not yet been fully tested. The Company intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to the Company's business.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments and believes its exposure to such risk is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of U.S. Treasury securities, municipal securities and corporate obligations. The Company does not participate in the investment of derivative financial instruments.

ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements:                                           Page

   Report of Independent Accountants                                      21
   Consolidated Balance Sheets at December 31, 1999 and 1998              22
   Consolidated Statements of Income for the Three Years Ended
     December 31, 1999                                                    23
   Consolidated Statements of Changes in Stockholders' Equity for the
     Three Years Ended December 31, 1999                                  24
   Consolidated Statements of Cash Flows for the Three Years Ended
     December 31, 1999                                                    25
   Notes to Consolidated Financial Statements                             26

Index to Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                        Report of Independent Accountants

January 31, 2000

To the Board of Directors and Stockholders of Performance Technologies, Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
Rochester, New York

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       December 31,
                                                   1999            1998
                                                   ----            ----

Current assets:
   Cash and cash equivalents                     $ 9,792,000      $25,741,000
   Marketable securities                          22,007,000
   Accounts receivable, net                        9,474,000        5,808,000
   Inventories, net                                3,910,000        4,461,000
   Prepaid expenses and other                        684,000        1,087,000
   Deferred taxes                                  1,129,000          549,000
                                                 -----------      -----------
       Total current assets                       46,996,000       37,646,000

Equipment and improvements, net                    1,695,000        1,423,000
Software development, net                            451,000        1,053,000
                                                 -----------      -----------
       Total assets                              $49,142,000      $40,122,000
                                                 ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt             $     6,000      $    12,000
   Accounts payable                                  904,000        2,133,000
   Income taxes payable                            1,990,000          618,000
   Accrued expenses                                5,087,000        2,662,000
                                                 -----------        ---------
       Total current liabilities                   7,987,000        5,425,000

Long term debt, less current portion                                    6,000
Deferred taxes                                       327,000          511,000
                                                 -----------      -----------
       Total liabilities                           8,314,000        5,942,000
                                                 -----------      -----------

Stockholders' equity:
   Preferred stock-$.01 par value; 1,000,000
     shares authorized; none issued
   Common stock-$.01 par value; 15,000,000
     shares authorized; 13,186,526 and 9,632,144
     shares issued at December 31, 1999
      and 1998, respectively                         132,000           97,000
   Additional paid-in capital                     12,665,000       13,228,000
   Retained earnings                              28,003,000       21,777,000
   Treasury stock-at cost, 340,378 shares                            (917,000)
   Cumulative translation adjustments                 28,000           (5,000)
                                                 -----------      -----------
       Total stockholders' equity                 40,828,000       34,180,000
                                                 -----------      -----------
       Total liabilities and
        stockholders'equity                      $49,142,000      $40,122,000
                                                 ===========      ===========

 The  accompanying  notes are an  integral  part of these financial statements.


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                               Year Ended December 31,
                                          1999           1998           1997
                                          ----           ----           ----


Sales                                 $44,494,000    $34,118,000    $32,435,000
Cost of goods sold                     15,174,000     13,629,000     13,155,000
                                      -----------    -----------    -----------
Gross profit                           29,320,000     20,489,000     19,280,000
                                      -----------    -----------    -----------

Operating expenses:
   Selling and marketing                5,767,000      4,434,000      4,250,000
   Research and development             7,906,000      5,121,000      4,656,000
   General and administrative           3,756,000      3,039,000      3,006,000
   Acquisition charges                  1,744,000
                                      -----------    -----------    -----------
       Total operating expenses        19,173,000     12,594,000     11,912,000
                                      -----------    -----------    -----------
Income from operations                 10,147,000      7,895,000      7,368,000

Other income, net                       1,478,000      1,293,000      1,060,000
                                      -----------    -----------    -----------
Income before income taxes             11,625,000      9,188,000      8,428,000

Provision for income taxes              5,399,000      3,141,000      3,157,000
                                      -----------    -----------    -----------
       Net income                     $ 6,226,000    $ 6,047,000    $ 5,271,000
                                      ===========    ===========    ===========



Basic earnings per share              $       .47    $       .46    $       .41
                                      ===========    ===========    ===========

Diluted earnings per share            $       .45    $       .45    $       .39
                                      ===========    ===========    ===========





Net income available to
   common stockholders                $ 6,226,000    $ 6,047,000    $ 5,271,000
                                      ===========    ===========    ===========

Weighted average number of common
   shares used in basic earnings
   per share                           13,164,903     13,076,897     13,012,085
Common equivalent shares                  623,976        440,096        436,524
                                      -----------    -----------    -----------
Weighted average number of common
   shares used in diluted earnings
   per share                           13,788,879     13,516,996     13,448,609
                                      ===========    ===========    ===========



  The  accompanying  notes are an  integral  part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       Additional                         Other
                      Common Stock      Paid-in   Retained  Treasury  Comprehensive
                     Shares   Amount    Capital   Earnings   Stock       Income      Total
                   ------------------ ----------- --------- --------- -------------- ---------
Balance -
  January 1, 1997
   As previously
   reported       4,899,418 $ 49,000  $12,885,000 $ 9,930,000 $(157,000) $           $22,707,000
   MicroLegend
   Telecom Systems,
   Inc. pooling
   of interests   2,165,732   22,000      (22,000)    529,000              1,000         530,000
                 ----------  -------  ----------- ----------- ---------  -------     -----------
Balance -
  January 1,
    1997          7,065,150   71,000   12,863,000  10,459,000  (157,000)   1,000      23,237,000

1997 Net income                                     5,271,000                          5,271,000
Currency
 translation
 adjustment                                                              (41,000)        (41,000)
Exercise of
 options             51,325    1,000      104,000                                        105,000
Tax benefit
 option plan                               90,000                                         90,000
Three-for-two
stock split       2,463,989   24,000      (24,000)
Purchase of
 treasury
 stock - 106
  shares                                                         (1,000)                  (1,000)
                 ----------   ------  ----------- ----------- ---------  -------     -----------
Balance -
 December 31,
  1997            9,580,464   96,000   13,033,000  15,730,000  (158,000) (40,000)     28,661,000

1998 Net income                                     6,047,000                          6,047,000
Currency
 translation
 adjustment                                                               35,000          35,000
Exercise of
 options             51,680    1,000      101,000                                        102,000
Tax benefit
 option plan                               94,000                                         94,000
Purchase of
 treasury
 stock - 119,445
  shares                                                       (759,000)                (759,000)
                 ----------   ------  ----------- ----------- ---------  -------     -----------
Balance -
 December 31,
  1998            9,632,144   97,000   13,228,000  21,777,000  (917,000)  (5,000)     34,180,000

1999 Net income                                     6,226,000                          6,226,000
Currency
 translation
 adjustment                                                               33,000          33,000
Exercise of
 options              4,500               928,000               334,000                1,262,000
Issuance of
 options                                  715,000                                        715,000
Tax benefit
 option plan                               62,000                                         62,000
Three-for-two
stock split       3,735,056   37,000      (37,000)
Purchase of
 treasury
 stock - 91,584
  shares                                                     (1,650,000)              (1,650,000)
Retirement of
 treasury
 stock             (185,174)  (2,000)  (2,231,000)            2,233,000
                 ---------- --------  ----------- ----------- ---------  -------     -----------
Balance -
 December 31,
  1999           13,186,526 $132,000  $12,665,000 $28,003,000 $          $28,000     $40,828,000
                 ========== ========  =========== =========== =========  =======     ===========

  The  accompanying  notes are an  integral  part of these financial statements.


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Year Ended December 31,
                                                1999         1998         1997
                                                ----         ----         ----
Cash flows from operating activities
   Net income                              $ 6,226,000  $ 6,047,000  $ 5,271,000
   Non-cash adjustments:
     Depreciation and amortization           1,545,000    1,208,000    1,618,000
     Provision for bad debts                   602,000       23,000       21,000
     Reserve for inventory obsolescence        779,000      802,000      262,000
     Deferred income taxes                    (764,000)      45,000       73,000
     Compensation expense                      715,000

   Changes in operating assets
     and liabilities:
      Accounts receivable                   (4,255,000)    (344,000)  (2,373,000)
      Inventories                             (228,000)  (1,934,000)     446,000
      Prepaid expenses and other               410,000     (345,000)     (57,000)
      Accounts payable accrued expenses      1,210,000      631,000      936,000
     Income taxes payable                    1,434,000      409,000      211,000
                                            ----------   ----------  -----------

Net cash provided by
 operating activities                        7,674,000    6,542,000   6,408,000
                                            ----------  -----------  -----------

Cash flows from investing activities
   Purchases of equipment and
   improvements, net                        (1,047,000)    (748,000)    (828,000)
   Capitalized software development           (168,000)    (761,000)    (809,000)
   Purchase of marketable securities       (23,007,000)  (5,698,000) (13,165,000)
   Maturities of marketable securities       1,000,000   18,010,000    7,100,000
                                            ----------  -----------  -----------

Net cash (used) provided by
 investing activities                      (23,222,000)  10,803,000   (7,702,000)
                                            ----------  -----------  -----------

Cash flows from financing activities
   Repayment of long-term debt                 (12,000)     (12,000)     (26,000)
   Exercise of stock options                   543,000       79,000      104,000
   Purchase of treasury stock                 (932,000)    (736,000)
                                            ----------  -----------  -----------

Net cash (used) provided by
 financing activities                         (401,000)    (669,000)      78,000
                                            ----------  -----------  -----------

Net (decrease) increase
 in cash and cash equivalents              (15,949,000)  16,676,000   (1,216,000)

Cash and cash equivalents
 at beginning of year                       25,741,000    9,065,000   10,281,000
                                            ----------  -----------  -----------

Cash and cash equivalents
 at end of year                            $ 9,792,000  $25,741,000  $ 9,065,000
                                           ===========  ===========  ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                              $    15,000  $     4,000  $     4,000
Income taxes paid                          $ 4,319,000  $ 2,827,000  $ 2,865,000

Non-cash financing activity:
  Exercise of stock options using 46,849,
    1,800 and 106 shares of common stock
    in 1999, 1998 and 1997, respectively   $   718,000  $    23,000  $     1,000

  The  accompanying  notes are an  integral  part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company designs, develops, manufactures and markets high reliability, and high availability voice, data and signaling telecommunications products.

Segment Data, Geographic Information and Significant Customers: The Company operates in one industry segment. Export sales to customers outside the United States represent 16%, 21% and 9% of the Company's sales for the years ended December 31, 1999, 1998 and 1997, respectively. For 1999, 1998 and 1997, four customers accounted for approximately 43%, 31% and 28%, respectively, of the Company's sales, with no single customer representing greater than 23%, 11% and 8%, respectively, of the Company's sales.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Effective December 10, 1999, the Company merged with MicroLegend Telecom Systems, Inc. (MicroLegend), which has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results (Note B). All intercompany transactions have been eliminated.

Foreign Currency Translation: Canadian currency is the functional currency of the Company's Canadian subsidiary. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders'
equity. Translation adjustments are not tax-effected as they relate to investments considered permanent in nature. Foreign currency transaction gains and losses are included in the Consolidated Statements of Income.

Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, marketable securities and accounts receivable. Marketable securities consist of high quality short-term interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and the Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Fair Value of Financial Instruments: The carrying amount of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and loans approximates their fair value at December 31, 1999, as the maturity of these instruments are generally short term.

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

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Revenue Recognition: Revenue is recognized upon product shipment. Arrangements for software systems requiring significant production, modification, or customization of software are accounted for as a long-term contract. Revenue from consulting and other services is recognized at the time the services are rendered. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. Revenue from software maintenance contracts is recognized ratably over the contractual period, or as the service is performed.

Equipment and Improvements: Equipment and improvements are recorded at cost reduced by accumulated depreciation. Depreciation is provided for using the straight-line method over the following estimated useful lives:

     Machinery and equipment           3-10 years
     Software                             3 years
     Office furniture and equipment     3-5 years
     Leasehold improvements            the lesser of 10 years or the lease term

Upon retirement or disposal of an asset, the asset and the related accumulated depreciation are eliminated from the accounts with gains or losses included as a component of "Other income" in the Consolidated Statements of Income.

Long-Lived Assets: The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards No. 121(SFAS 121), Accounting for the Impairment of Long-Lived Assets. During 1998, the Company recorded a charge for the remaining amount of unamortized goodwill as its value had significantly decreased. Amortization expense for goodwill was $123,000 and $50,000 for 1998 and 1997.

Research and Development: Research and development costs are expensed as incurred.

Advertising: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $254,000, $306,000 and $341,000 for 1999, 1998 and 1997,
respectively.

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

Earnings Per Share: Earnings per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income available by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of employee stock options and warrants.

Stock-Based Compensation: Compensation costs are recognized in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise date. In early 1999, a compensation charge of $715,000 was recorded to operating expenses for the issuance of stock options granted to MicroLegend employees with an exercise price below the fair market value of its common stock.

Note B - Business Combination

On December 10, 1999, MicroLegend Telecom Systems, Inc. was merged with and into a subsidiary of the Company, and approximately 2,166,000 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of MicroLegend. MicroLegend develops and markets Signaling System 7 (SS7)
telecommunications gateway products that provide signaling and control for wireless, voice-over-IP and other packet applications. The merger has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of MicroLegend as though it had always been a part of the Company.

Prior to the merger, MicroLegend's fiscal year ended on July 31. In recording the business combination, MicroLegend's prior period financial statements have been restated to a year ended December 31, to conform to the Company's fiscal year-end. There were no material adjustments required to conform the accounting policies of the two companies, except for recording a charge to compensation expense of $715,000 for the issuance of stock options in early 1999. There were no intercompany transactions requiring elimination.

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                    Nine months ended         Year ended
                                    September 30,             December 31,
                                        1999            1998            1997
                                        ----            ----            ----
                                    (unaudited)
Revenue:
 Performance Technologies, Inc.      $28,060,000    $30,202,000     $30,336,000
 MicroLegend Telecom Systems, Inc.     3,539,000      3,916,000       2,099,000
                                     -----------    -----------     -----------
                                     $31,599,000    $34,118,000     $32,435,000
                                     ===========    ===========     ===========

Net income (loss):
 Performance Technologies, Inc.      $ 5,665,000    $ 5,783,000     $ 5,131,000
 MicroLegend Telecom Systems, Inc.      (952,000)       264,000         140,000
                                     -----------    -----------     -----------
                                     $ 4,713,000    $ 6,047,000     $ 5,271,000
                                     ===========    ===========     ===========

During the three months ending December 31, 1999, the Company recorded a charge to operating expenses of approximately $1.7 million, or $.12 per common share for costs pertaining to the merger transaction. Acquisition charges consisted primarily of fees for investment bankers, attorneys, accountants and other related charges.

Note C - Accounts Receivable, Net

Accounts receivable consisted of the following:

                                                       At December 31,
                                                        1999           1998
                                                        ----           ----
Accounts receivable                                 $10,269,000     $ 6,001,000
Less:  allowance for doubtful accounts                 (795,000)       (193,000)
                                                    -----------     -----------
      Net                                           $ 9,474,000     $ 5,808,000
                                                    ===========     ===========

Note D - Inventories, Net


Inventories consisted of the following:

                                                       At December 31,
                                                        1999           1998
                                                        ----           ----
Purchased parts and components                      $ 1,822,000     $ 1,941,000
Work in process                                       2,893,000       3,011,000
Finished goods                                          113,000         130,000
                                                    -----------     -----------
                                                      4,828,000       5,082,000
Less:  reserve for inventory obsolescence              (918,000)       (621,000)
                                                    -----------     -----------
      Net                                           $ 3,910,000     $ 4,461,000
                                                    ===========     ===========

Note E - Equipment and Improvements, Net

Equipment and improvements consisted of the following:

                                                      At December 31,
                                                        1999           1998
                                                        ----           ----
Engineering equipment and software                  $ 2,839,000     $ 2,058,000
Manufacturing equipment                               1,332,000       1,269,000
Furniture and equipment                               1,254,000       1,047,000
Leasehold improvements                                  130,000         134,000
                                                    -----------     -----------
                                                      5,555,000       4,508,000
Less:  accumulated depreciation and amortization     (3,860,000)     (3,085,000)
                                                    ------------    -----------
       Net                                          $ 1,695,000     $ 1,423,000
                                                    ============    ===========

Total depreciation and amortization expense for equipment and improvements for 1999, 1998 and 1997 was $775,000, $582,000 and $521,000, respectively.

Note F - Accrued Expenses

Accrued expenses consisted of the following:

                                                       At December 31,
                                                        1999           1998
                                                        ----           ----
Accrued compensation                                $ 2,702,000     $   984,000
Accrued professional services                         1,030,000         408,000
Deferred revenue                                        404,000         387,000
Other accrued expenses                                  951,000         883,000
                                                    -----------     -----------
      Total                                         $ 5,087,000     $ 2,662,000
                                                    ===========     ===========


Note G - Credit Agreement

At December 31, 1999, the Company had a revolving credit loan agreement with a bank under which it can borrow up to $5 million. Borrowings bear interest ranging either at the bank's prime rate or one month LIBOR plus applicable basis points as outlined in the agreement. Borrowings are collateralized by trade accounts receivable, inventory, equipment, contract rights and intangibles. The agreement requires the Company to meet certain financial and non-financial covenants. The Company was in compliance with such covenants at December 31, 1999. There were no balances outstanding under this agreement at December 31, 1999 and 1998. The annual fee on the credit loan agreement is immaterial.

Note H - Commitments

The Company leases facilities and equipment under operating leases. Under the terms of the facility lease in Rochester, NY, which expires in the year 2001, the Company agrees to pay an annual rental of $270,000 with an adjustment each year based upon the Consumer Price Index. The Company is also required to pay their pro rata share of the real property taxes and assessments, expenses and other charges associated with this facility. The Company has the option to renew the lease for two successive periods of five years each at an annual rental in accordance with the provisions of the lease agreement. The Company has leased facilities in its other operating locations in North America that expire between 2003 through 2005.

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 1999 are as follows:

                                                            Operating Leases

          2000                                               $  785,000
          2001                                                  607,000
          2002                                                  460,000
          2003                                                  194,000
          2004 and thereafter                                   146,000
                                                             ----------
Total minimum lease payments                                 $2,192,000
                                                             ==========

Rental expense amounted to  $787,000, $590,000 and $629,000 for 1999, 1998 and
 1997, respectively.

Note I - Stockholders' Equity

The Company repurchased 44,735 and 78,437 of its common shares in 1999 and 1998, respectively, pursuant to its stock repurchase program authorized by the Board of Directors in 1998. The total cost of repurchasing such shares was $932,000 and $736,000 in 1999 and 1998, respectively. On December 10, 1999, the Company terminated the stock repurchase program. In connection with the merger with MicroLegend Telecom Systems, Inc., the Company retired 185,174 shares of Treasury stock, at an average cost of $12.06 per share for a total cost of $2.2 million.

The Company declared three-for-two stock splits of the Company's common stock effected in the form of 50% stock dividends on the outstanding shares payable to shareholders of record as of August 26, 1999 and July 31, 1997, with respective distribution dates of September 1, 1999 and September 15, 1997. Basic and diluted earnings per share, weighted average number of shares outstanding and all applicable footnotes have been adjusted to reflect the aforementioned stock splits. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provided for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued was transferred from capital in excess of par value to the common stock account.

Note J - Stock Option Plan

In 1986, the Company established an Incentive Stock Option Plan pursuant to which the Board of Directors reserved 2,700,000 shares of common stock for grant. Options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plan generally expire five years from the date of grant and generally vest 20% after one year, 50% after two years and 100% after three years.

With respect to non-qualified options, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock. Tax benefits related to such non-qualified stock options are credited to additional paid-in capital.

The following table summarizes stock option activity under this plan:

                                        Number   Weighted-Average    Option
                                      of Shares   Exercise Price   Price Range
                                      ---------   --------------   -----------
Outstanding at January 1, 1997         747,291        $3.90       $.81 -  $6.56
Granted                                214,875        $5.42      $4.83 -  $8.67
Exercised                              (98,427)       $1.07       $.81 -  $5.22
Expired                                 (3,487)       $3.28       $.81 -  $5.22
                                     ---------        -----      --------------
Outstanding at December 31, 1997       860,252        $4.60       $.89 -  $8.67
Granted                                228,375        $9.23      $6.17 -  $9.75
Exercised                              (77,520)       $1.31       $.89 -  $5.05
Expired                                 (1,500)       $8.49               $8.67
                                     ---------        -----      --------------
Outstanding at December 31, 1998     1,009,607        $5.89      $1.01 -  $9.75
Granted                                385,375       $13.60      $8.15 - $18.75
Exercised                             (253,164)       $4.91      $1.22 -  $9.75
Expired                                (26,400)       $8.49      $1.22 -  $9.17
                                     ---------        -----      --------------
Outstanding at December 31, 1999     1,115,418        $8.72      $1.22 - $18.75
                                     =========        =====      ==============

At December 31, 1999, 576,700 options were vested and 698,056 options were available for future grant under the stock option plan. At December 31, 1999, 112,500 warrants are held by two of the Company's directors at an exercise price of $1.22 per share and expire in the year 2001.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts of $4,765,000, $4,881,000 and $4,510,000, respectively. Basic earnings per share would have been reduced to the pro forma amounts of $.36, $.37 and $.35, respectively. Diluted earnings per share would have been reduced to the pro forma amounts of $.34, $.36 and $.34, respectively. The assumption regarding the stock options issued in 1999, 1998 and 1997 was that 33% of such options vested annually. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0%; expected volatility of 65%, 62% and 61%; risk-free interest rate of 5.4%, 5.5% and 6.5%; and expected lives of three in 1999 and five years in 1998 and 1997, respectively.

Note K - Income Taxes

The provisions for income taxes were as follows:

Current income taxes                 1999              1998             1997
                                     ----              ----             ----
   Federal                       $ 4,603,000       $ 2,711,000      $ 2,814,000
   State                             765,000           450,000          374,000
   Foreign                           610,000           (40,000)          15,000
                                 -----------       -----------      -----------
                                   5,978,000         3,121,000        3,203,000
Deferred provision (benefit)        (579,000)           20,000          (46,000)
                                 -----------       -----------      -----------
   Total provision               $ 5,399,000       $ 3,141,000      $ 3,157,000
                                 ===========       ===========      ===========

Reconciliation of the statutory U.S. federal income tax rate to effective rates were as follows:

                                                 1999        1998        1997
                                                 ----        ----        ----
Federal income tax at statutory rate             35.0%       34.0%       34.0%
State tax provision, net of federal benefit       4.2         3.3         2.9
Acquisition charges                               6.0
Other                                             1.2        (3.1)        0.6
                                                 ----        ----        ----
   Effective tax rate                            46.4%       34.2%       37.5%
                                                 ====        ====        ====

The Company's net deferred income tax balance consists of the following:

                                                           At December 31,
Deferred tax liabilities                               1999             1998
------------------------                               ----             ----
Capitalized software development cost, net           $ (189,000)      $(363,000)
Difference in tax basis of assets                      (138,000)        (23,000)
Investment tax credit                                                  (125,000)
                                                     ----------       ---------
   Total deferred tax liabilities                    $ (327,000)      $(511,000)
                                                     ----------       ---------

Deferred tax assets
Accrued vacation, payroll and other
 accrued expenses                                    $  550,000       $ 199,000
Inventory obsolescence reserve and
 other inventory related items                          213,000         188,000
Bad debt reserve                                        279,000          68,000
Research tax credits                                      6,000          27,000
Other                                                    81,000          67,000
                                                     ----------        --------
   Total deferred tax assets                          1,129,000         549,000
                                                     ----------        --------
     Net deferred tax asset                          $  802,000       $  38,000
                                                     ==========       =========

As of December 31, 1999, no deferred taxes have been provided on the undistributed earnings of the Company's Canadian subsidiary, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings. Note L - Research and Software Development Costs

The Corporation incurred research and software development costs relating to the development of new products as follows:

                                          1999           1998           1997
                                          ----           ----           ----
Gross expenditures for engineering
   and software development           $8,074,000      $ 5,938,000     $5,806,000
Less:  amounts capitalized              (168,000)        (817,000)    (1,150,000)
                                      ----------      -----------     ----------
   Net charged to operating expenses  $7,906,000      $ 5,121,000     $4,656,000
                                      ==========      ===========     ==========

Software Development costs consisted of the following:

                                                            At December 31,
                                                         1999           1998
                                                         ----           ----
Capitalized software development costs                $ 2,729,000     $2,561,000
Less:  accumulated amortization                        (2,278,000)    (1,508,000)
                                                      -----------     ----------
   Net                                                $   451,000     $1,053,000
                                                      ===========     ==========

Amortization of software development costs included in cost of goods sold was $770,000, $503,000, and $1,047,000 for 1999, 1998 and 1997, respectively.

Note M - Employee Benefit Plans

The Company's Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. The Company's discretionary matching contributions to the plan were $116,000, $86,000 and $92,000 for 1999, 1998 and 1997, respectively.
In conjunction with the Company's Flexible Benefits plan, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $134,000, $128,000 and $108,000 for 1999, 1998 and
1997, respectively.

Note N - Transactions with Related Parties

The Company leases its primary facility in Rochester, New York from an entity controlled by two directors of the Company, one of whom is an officer. During 1999, 1998, and 1997, the Company paid rent of $323,000, $319,000 and $318,000, respectively, for the use of this location. (Note H)

Note O - Subsequent Event

On February 9, 2000, at a Special Meeting of Stockholders, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of the authorized common shares, from 15 million shares to 50 million shares, and an amendment to the Company's Stock Option Plan to increase by 500,000 shares the number of authorized shares that may be issued pursuant to the Stock Option Plan.

Note P - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999 and 1998.

                                                  1999
                                   (in thousands, except per share data)
                            Mar. 31       Jun. 30        Sept. 30      Dec. 31
                            -------       -------        --------      -------
Sales                       $8,689        $10,020        $12,890      $12,895
Gross profit                 5,497          6,670          8,460        8,693
Income from operations       1,294          2,510          3,311        3,032(1)
Net income                  $  945        $ 1,498        $ 2,270      $ 1,513(1)

Basic earnings per share    $ 0.07        $  0.11        $  0.17      $  0.11(1)
                            ======        =======        =======      =======
Diluted earnings per share  $ 0.07        $  0.11        $  0.16      $  0.11(1)
                            ======        =======        =======      =======

(1) Includes one-time acquisition expenses of approximately $1.7 million, or $.12 per share.

                                                 1998
                                  (in thousands, except per share data)
                            Mar. 31       Jun. 30        Sept. 30      Dec. 31
                            -------       -------        --------      -------

Sales                       $8,576        $6,489         $8,412       $10,641
Gross profit                 5,388         3,846          5,050         6,205
Income from operations       2,246           695          1,590         3,364
Net income                  $1,592        $  942         $1,434       $ 2,079

Basic earnings per share    $ 0.12        $ 0.07         $ 0.11       $  0.16
                            ======        ======         ======       =======

Diluted earnings per share  $ 0.12        $ 0.07         $ 0.11       $  0.15
                            ======        ======         ======       =======

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement to be filed, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 31, 2000, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant

The section entitled "Election of Directors" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2000, sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2000, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2000, set forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2000, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

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

(3)      Exhibits
Exhibit        Ref.
Number         Number        Description
-------        ------        -----------
3.1            (1)           Restated Certificate of Incorporation
3.2            (*)           Certificate of Amendment
3.2            (1)           Amended By-laws
4.1            (1)           Form of Common Stock Certificate
4.2            (1)           Amended and Restated Stock Option Plan
4.3            (*)           June 1998 Amendment to the Stock Option Plan
4.4            (*)           February 2000 Amendment to the Stock Option Plan
10             (1)           Material Contracts
10.1           (3)           Revolving Credit Agreement dated as of December 30,
                                    1998 between the Registrant and The Chase
                                    Manhattan Bank, N.A.
10.2           (3)           Revolving Credit Note in the amount of $5,000,000
                                    dated December 30, 1998 given by the
                                    Registrant to The Chase Manhattan Bank, N.A.
10.3           (1)           Security Agreements granted by the Registrant to
                                    The Chase Manhattan Bank, N.A. dated as of
                                    April 13, 1985, April 13, 1993 and as of
                                    June 17, 1993, and with respect to
                                    Performance Computer Corporation only, the
                                    Security Agreement dated as of June 17, 1993
                                    granted to The Chase Manhattan Bank, N.A.
                                    by Performance Computer Corporation and
                                    certain other Affiliates of the Registrant
                                    (which other Affiliates have been released)
                                    and all amendments and modifications thereto
10.4           (1)           Letter of Intent from the City of Rochester to the
                                    Registrant dated May 4, 1993
10.5           (1)           Irrevocable Standby Letter of Credit from The Chase
                                    Manhattan Bank, N.A. dated June 4, 1993
10.6           (1)           Promissory Note in the amount of $80,000 dated June
                                    8, 1993 given by the Registrant to the City
                                    of Rochester
10.7           (1)           Letter of Credit and Reimbursement Agreement
                                    between C & J Enterprises and Chase Lincoln
                                    First Bank, N.A. dated September 1, 1990
10.8           (1)           Corporation Guaranty Agreement granted by the
                                    Registrant, PTI Acquisition Corporation to
                                    Chase Lincoln First Bank, N.A. dated as of
                                    September 1, 1990
10.9           (1)           Guaranty Agreement dated August 31, 1995 between
                                    the Registrant and the City of Rochester
10.10          (1)           Sublease Agreement between the Registrant and C & J
                                    Enterprises dated as of September 1, 1990
10.16          (1)           License Agreement between the Registrant and Spider
                                    Systems Limited dated March 18, 1992
10.28          (1)           Adoption Agreement between the Registrant and
                                    Principal Mutual Life Insurance Company
                                    dated September 20, 1993
10.29          (1)           The Principal Financial Group Prototype Basic
                                    Savings Plan dated May 7, 1990
10.30          (1)           Form of Stock Option Agreement
10.31          (1)           Form of Warrant Agreement
10.32          (4)           Share Acquisition Agreement between Registrant
                                    and MicroLegend Telecom Systems, Inc. as of
                                    December 2, 1999
10.32          (4)           Amendment to Share Acquisition Agreement between
                                    Registrant and MicroLegend Telecom Systems,
                                    Inc. as of December 10, 1999
21             (1)           Subsidiaries
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995.
(2) Incorporated by reference to the Registrant Statement on Form S-8 filed July 30, 1997.
(3) Incorporated by reference to the Registrant Statement on Form 10-K filed March 30,1999.
(4) Incorporated by reference to the Registrant Statement on Form S-3 filed January 28, 2000.
(*)     Filed with this Form 10-K.

(4)      Reports on Form 8-K

         A Report on Form 8-K, dated December 21, 1999, was filed during the three-month period ended December 31, 1999. Item 5 Other item; reported the acquisition of MicroLegend Telecom Systems, Inc., by the acquisition of all of the outstanding shares of capital stock of MicroLegend.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PERFORMANCE TECHNOLOGIES, INCORPORATED

Date:  March 28, 2000                               By:/s/ DONALD L. TURRELL
                                                    ------------------------
                                                    Donald L. Turrell
                                                    President and
                                                    Chief Executive Officer

                                                    By:/S/ DORRANCE W. LAMB
                                                    ------------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                    Vice President of Finance

        Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

       Signature                        Title                             Date


/s/CHARLES E. MAGINNESS       Chairman of the Board               March 28, 2000
-----------------------
Charles E. Maginness


/S/DONALD L. TURRELL        President, Chief Executive            March 28, 2000
-----------------------
Donald L. Turrell             Officer and Director


/s/DORRANCE W. LAMB       Chief Financial Officer, and            March 28, 2000
-----------------------
Dorrance W. Lamb            Vice President of Finance


/s/BERNARD KOZEL                Director                          March 28, 2000
-----------------------
Bernard Kozel


/s/JOHN E. MOONEY               Director                          March 28, 2000
-----------------------
John E. Mooney


/s/JOHN M. SLUSSER              Director                          March 28, 2000
-----------------------
John M. Slusser


/S/PAUL L. SMITH                Director                          March 28, 2000
-----------------------
Paul L. Smith