Form 10-Q
period 2000-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2000-05-12
CIK 1003950

----------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                        --------------------------------

                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2000
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
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


         The number of shares outstanding of the registrant's common stock was 13,247,763 as of May 1, 2000.
     ---------------------------------------------------------------------

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                            Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2000
              (unaudited) and December 31, 1999                              3

              Consolidated Statements of Income For The Three Months
              Ended March 31, 2000 and 1999 (unaudited)                      4

              Consolidated Statements of Cash Flows For The Three
              Months Ended March 31, 2000 and 1999 (unaudited)               5

              Notes to Consolidated Financial Statements For The Three
              Months Ended March 31, 2000 (unaudited)                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7


Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                     March 31,     December 31,
                                                       2000            1999
                                                   ------------    ------------
                                                    (unaudited)
Current assets:
  Cash and cash equivalents                         $19,087,000     $ 9,792,000
  Marketable securities                              14,966,000      22,007,000
  Accounts receivable, net                            8,780,000       9,474,000
  Inventories, net                                    3,840,000       3,910,000
  Prepaid expenses and other                            555,000         684,000
  Deferred taxes                                      1,129,000       1,129,000
                                                   ------------    ------------
       Total current assets                          48,357,000      46,996,000

Equipment and improvements, net                       1,792,000       1,695,000
Software development, net                               501,000         451,000
                                                   ------------    ------------
       Total assets                                 $50,650,000     $49,142,000
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long term debt                 $     3,000     $     6,000
  Accounts payable                                    1,587,000         904,000
  Income taxes payable                                1,798,000       1,990,000
  Accrued expenses                                    3,425,000       5,087,000
                                                   ------------    ------------
       Total current liabilities                      6,813,000       7,987,000
  Deferred taxes                                        327,000         327,000
                                                   ------------    ------------
       Total liabilities                              7,140,000       8,314,000
                                                   ------------    ------------
Stockholders' equity:
  Preferred stock
  Common stock                                          132,000         132,000
  Additional paid-in capital                         12,899,000      12,665,000
  Retained earnings                                  30,439,000      28,003,000
  Cumulative translation adjustments                     40,000          28,000
                                                   ------------    ------------
       Total stockholders' equity                    43,510,000      40,828,000
                                                   ------------    ------------
       Total liabilities and stockholders' equity   $50,650,000     $49,142,000
                                                   ============    ============


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        2000            1999
                                                   ------------    ------------
                                                                     (restated)
Sales                                               $11,594,000      $8,689,000
Cost of goods sold                                    3,801,000       3,192,000
                                                   ------------    ------------
Gross profit                                          7,793,000       5,497,000
                                                   ------------    ------------
Operating expenses:
  Selling and marketing                               1,255,000       1,134,000
  Research and development                            2,268,000       2,164,000
  General and administrative                            803,000         905,000
                                                   ------------    ------------
      Total operating expenses                        4,326,000       4,203,000
                                                   ------------    ------------
Income from operations                                3,467,000       1,294,000

Other income, net                                       461,000         325,000
                                                   ------------    ------------
Income before income taxes                            3,928,000       1,619,000

Provision for income taxes                            1,492,000         674,000
                                                   ------------    ------------
      Net income                                    $ 2,436,000      $  945,000
                                                   ============    ============


Basic earnings per share                            $       .18      $      .07
                                                    ===========    ============
Diluted earnings per share                          $       .17      $      .07
                                                   ============    ============



Net income available to common
  stockholders                                      $ 2,436,000      $  945,000
                                                   ============    ============
Weighted average number of
  common shares used in basic
  earnings per share                                 13,234,016      13,029,622
Common equivalent shares                                909,887         365,717
                                                   ------------    ------------
Weighted average number of
  common shares used in diluted
  earnings per share                                 14,143,903      13,395,339
                                                   ============    ============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        2000            1999
                                                   ------------    ------------
                                                                     (restated)
Cash flows from operating activities:
 Net income                                          $2,436,000      $  945,000
 Non-cash adjustments:
   Depreciation and amortization                        221,000         243,000
   Other                                                  5,000           2,000
   Compensation expense                                                 715,000
 Changes in operating assets and liabilities:
   Accounts receivable                                  695,000      (1,101,000)
   Inventories                                           71,000        (900,000)
   Prepaid expenses and other                           129,000         610,000
   Accounts payable                                     684,000        (300,000)
   Accrued expenses                                  (1,661,000)        441,000
   Income taxes payable                                (192,000)        539,000
                                                   ------------    ------------
    Net cash provided by operating activities         2,388,000       1,194,000
                                                   ------------    ------------
Cash flows from investing activities:
Purchases of equipment and improvements, net           (268,000)       (118,000)
Capitalized software development                        (98,000)        (73,000)
Purchase of marketable securities                    (5,959,000)    (15,008,000)
Maturities of marketable securities                  13,000,000
                                                   ------------    ------------
    Net cash provided (used) by investing             6,675,000     (15,199,000)
      activities                                   ------------    ------------

Cash flows from financing activities:
Repayment of notes payable                               (3,000)         (3,000)
Proceeds from issuance of common stock                  235,000          34,000
                                                   ------------    ------------
      Net cash provided by financing activities         232,000          31,000
                                                   ------------    ------------
      Net increase (decrease) in cash
        and cash equivalents                          9,295,000     (13,974,000)

Cash and cash equivalents at beginning of period      9,792,000      25,741,000
                                                   ------------    ------------
Cash and cash equivalents at end of period          $19,087,000     $11,767,000
                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options using 100 shares of
  common stock in 2000                              $     4,000
                                                   ============    ============

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                    For The Three Months Ended March 31, 2000
                                   (Unaudited)

Note - A The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 1999, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note - B There were 13,237,488 shares and 13,186,526 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively, of the Company's $.01 par value Common Stock. During the three months ended March 31, 2000, 50,962 common shares were issued upon the exercise of stock options.

Note - C Inventories consisted of the following at March 31, 2000 and December 31, 1999:

                                                     March 31,      December 31,
                                                       2000            1999
                                                    ----------      -----------
Purchased parts and components                      $ 2,042,000     $ 1,822,000
Work in process                                       2,392,000       2,893,000
Finished goods                                          232,000         113,000
                                                   ------------    ------------
                                                      4,666,000       4,828,000
Less:  reserve for inventory obsolescence              (826,000)       (918,000)
                                                   ------------    ------------
   Net                                              $ 3,840,000     $ 3,910,000
                                                   ============    ============

             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

All 1999 financial information contained herein has been restated to reflect the December 1999 acquisition of MicroLegend Telecom Systems, Inc., accounted for as a pooling of interests. Furthermore, per share amounts have been adjusted to reflect a three-for-two stock split effected in September 1999.

The Company's first quarter revenue increased 33% to $11.6 million, compared to $8.7 million for the same period in 1999. Net income for the first quarter increased to $2.4 million, from $945,000 in the first quarter 1999 and diluted earnings per share rose to $.17 per share, from $.07 per share in the respective 1999 period. During the first quarter 1999, MicroLegend Telecom Systems, Inc. recorded compensation expense of $715,000, or $.05 per share for the issuance of stock options. At March 31, 2000, the Company had $34.1 million of cash, cash equivalents and marketable securities and no long-term debt. For the three months ended March 31, 2000, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of $3.7 million, compared to $1.5 million for the same period of 1999. International sales amounted to 29% of total sales for the first quarter 2000, compared to 24% for the same period in 1999.

The Company is primarily focused on providing enabling technology for wireless telecommunications and for next-generation networks to support Voice-over-IP
(VoIP). During 2000, management expects the Company's revenue growth will primarily be derived from its Signaling System 7 and WAN communications products. These products are positioned to take advantage of opportunities presented by the convergence of voice and data communications, the growth of the Internet and new wireless telephone services. These products are primarily targeted at telecommunications equipment manufacturers, telecommunications service providers and operators, and international wireless carriers. Signaling System 7 and WAN communications products represented $8.9 million of revenue in the first quarter of 2000, compared to $6.9 million in the fourth quarter of 1999 and $4.9 million in the first quarter a year ago.

As the next-generation telecom platform architecture is implemented for Voice-over-IP, there is a requirement to handle IP traffic. Management expects its capabilities in fault tolerant Ethernet switch architectures, cPCI packaging and "Hot Swap" availability to be implemented into a third generation switch subsystem. This subsystem will initially find application as a data aggregation device integrated in carrier-class Voice-over-IP systems or in network edge access devices. Management expects these new switch products to contribute to revenue growth in late 2000 and beyond.

Quarter  Ended March 31,  2000,  compared  with the Quarter Ended March 31, 1999

Sales. Sales for the quarter March 31, 2000 increased 33.4% to $11.6 million, from $8.7 million for the first quarter 1999. Beginning in 2000, the Company's products are being grouped into three distinct categories in one market segment:
Signaling System 7 and WAN communications products, LAN interface products (U.S. Government/COTS), and other products (combining LAN interface products (non-COTS), Network Switching and older/legacy products). During the first quarter of 2000, Signaling System 7 and WAN communications products, LAN interface products (U. S. Government/COTS), and other products represented 77%, 9% and 14% of revenue, respectively.

Signaling System 7 and WAN communications revenue increased 81% to $8.9 million during the first quarter 2000, from $4.9 million for the first quarter 1999. The markets for the Company's Signaling System 7 Gateways and WAN communications products appear to be expanding rapidly and the Company is gaining greater recognition for its enabling technology in these markets.

Shipments of LAN interface products (U. S. Government/COTS) in the first quarter 2000 amounted to $1 million, or 9% of sales, compared to $2.4 million, or 27% of sales for the first quarter 1999. First quarter shipments completed performance on the $10.9 million Department of Defense procurement contract awarded in early 1999 which is the sole source of revenue for this product category. Discussions are currently being held to determine the customer's procurement requirements after this contract expires in June 2000. At the present time, management does not expect any additional funds to be allocated to this contract before it expires and is not projecting additional revenue from this customer during the remainder of 2000.

Other products represented $1.7 million, or 14% of sales in the first quarter 2000, compared to $1.4 million, or 16% of sales for the same period in 1999. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses and amortization of software development costs. Gross margin improved to 67.2% of sales for the first quarter 2000, from 63.3% in the first quarter of 1999. The improvement in gross margin is primarily attributable to increased revenue from higher margin Signaling System 7 (SS7) Gateway products, higher communications software sales and manufacturing efficiencies, based on higher volumes.

Operating expenses. Total operating expenses were $4.3 million, or 37.3% of sales for the first quarter 2000, compared to $4.2 million, or 48.4% of sales for the comparable 1999 quarter. During the first quarter of 1999, MicroLegend recorded compensation expense of $715,000, or $.05 per share for the issuance of stock options.

Selling and marketing expenses were $1.3 million, or 10.8% of sales for the first quarter 2000 compared to, $1.1 million, or 13.1% of sales for the same quarter in 1999. Management intends to aggressively market its Signaling System 7 Gateway and WAN communications products during 2000 and expects selling and marketing expenses to increase as a percentage of sales for the year. During the first quarter 2000, the Company participated in one significant trade show, Comnet in Washington, D.C., and is preparing to attend two major trade shows during the second quarter: the Networld+Interop Networking Conference in Las Vegas and the SuperComm trade show in Atlanta.

Research and development expenses were $2.3 million, or 19.6% of sales for the first quarter 2000, compared to $2.2 million, or 24.9% of sales for the comparable 1999 quarter. During 2000, the Company's development efforts will be focused on new SS7 Gateway applications, integrating the Signaling Gateway with CompactPCI (cPCI) to enhance its applicability in the marketplace and to expand its WAN product offerings. In addition, the Company is applying its fault tolerant Ethernet switch architectures, cPCI packaging and "Hot Swap" capability to a third generation switch subsystem for Voice-over-IP gateway systems.

General and administrative expenses were $800,000, or 6.9% of sales for the first quarter 2000, compared to $900,000, or 10.4% of sales for the first quarter 1999. The Company continues to maintain tight control over its general and administrative expenses and management expects general and administrative expenses to decline as a percentage of sales as revenue increases.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income taxes. The provision for income taxes for the first quarter 2000 is based on the combined federal, state and foreign effective tax rate of 38%, compared to 41.6% for the first quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company's primary source of liquidity included cash and cash equivalents of $19.1 million, marketable securities with a maturity of less than one year of $15.0 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of March 31, 2000. The Company had working capital of $41.5 million at March 31, 2000, compared to $39.0 million at December 31, 1999.

Cash provided by operating activities for the first quarter 2000 was $2.4 million, compared to $1.2 million for the same period in 1999. The increase in cash provided by operating activities for the three months ended March 31, 2000, over the respective 1999 period, is primarily attributable to the increase in net income and changes in working capital.

Capitalization of certain software development costs amounted to $98,000 for the three months ended March 31, 2000, compared to $73,000 for the same period in 1999.

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents, and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.

Impact of the Year 2000 Issue

The Company has not experienced any material Year 2000 issues internally, nor with key suppliers or customers and it appears that such organizations have successfully transitioned to the Year 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, its customers or others with whom the Company does business later in 2000, or with systems that have not yet been fully tested. The Company intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to the Company's business.

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

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believes," "anticipates," "plans," "may," "intend," "estimate," "will," "should," "could," and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

The  Company's  future  operating  results  are  subject  to  various  risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

             Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information



Item 4.           Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on February 9, 2000. The stockholders voted to approve an amendment to the Restated Certificate of Incorporation to increase of the number of authorized shares of Common Stock from 15,000,000 shares, to 50,000,000 shares. 11,129,185 shares of common stock voted in favor of the proposal, 557,033 shares of common stock voted against the proposal, and 28,726 shares of common stock abstained.

The stockholders also voted to approve an amendment to the Performance Technologies, Incorporated Stock Option Plan increasing the number of shares of the Company's common stock reserved for issuance under the Option Plan to 3,200,000. 10,699,460 shares of common stock voted in favor of the proposal, 869,728 shares of common stock voted against the proposal, and 145,756 shares of common stock abstained.


Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended March 31, 2000.

                                   SIGNATURES






     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PERFORMANCE TECHNOLOGIES, INCORPORATED

May 10, 2000                                        By:/s/ DONALD L. TURRELL
                                                    ------------------------
                                                    Donald L. Turrell
                                                    President and
                                                    Chief Executive Officer

May 10, 2000                                        By:/S/ DORRANCE W. LAMB
                                                    ------------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                    Vice President, Finance