Form 10-Q
period 2000-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2000-08-11
CIK 1003950

----------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


    (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2000
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from    to
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

     The number of shares outstanding of the registrant's common stock was 13,259,838 as of August 1, 2000.