Form 10-Q
period 2000-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2000-11-13
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------


                                    FORM 10-Q


(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2000
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
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

                              ---------------------

       Registrant's telephone number, including area code: (716) 256-0200

                       ----------------------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


         The number of shares outstanding of the registrant's common stock was 12,721,000 as of October 30, 2000.

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                            Page
                                                                            ----
Part I.   Financial Information

Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets as of September 30, 2000
             (unaudited) and December 31, 1999                                3

             Consolidated Statements of Income For The Three
             Months Ended September 30, 2000 and 1999 (unaudited)             4

             Consolidated Statements of Income For The Nine
             Months Ended September 30, 2000 and 1999 (unaudited)             5

             Consolidated Statements of Cash Flows For The Nine
             Months Ended September 30, 2000 and 1999 (unaudited)             6

             Notes to Consolidated Financial Statements For The Nine
             Months Ended September 30, 2000 (unaudited)                      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8


Part II.  Other Information

Item 1.   Legal Proceedings                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12

Signatures                                                                   13

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                              September 30,         December 31,
                                                  2000                  1999
                                              -------------        -------------
                                               (unaudited)

Current assets:
  Cash and cash equivalents                     $17,619,000         $ 9,792,000
  Marketable securities                          13,984,000          22,007,000
  Accounts receivable, net                        7,363,000           9,474,000
  Inventories, net                                5,400,000           3,910,000
  Prepaid expenses and other                        640,000             684,000
  Deferred taxes                                  1,161,000           1,129,000
                                                -----------         -----------
       Total current assets                      46,167,000          46,996,000

Equipment and improvements, net                   2,040,000           1,695,000
Software development, net                           736,000             451,000
                                                -----------         -----------
       Total assets                             $48,943,000         $49,142,000
                                                ===========         ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long term debt             $                   $     6,000
  Accounts payable                                1,080,000             904,000
  Income taxes payable                              650,000           1,990,000
  Accrued expenses                                3,457,000           5,087,000
                                                 ----------         -----------
       Total current liabilities                  5,187,000           7,987,000

  Deferred taxes                                    281,000             327,000
                                                 ----------         -----------
       Total liabilities                          5,468,000           8,314,000
                                                 ----------         -----------
Stockholders' equity:
  Preferred stock
  Common stock - $.01 par value; 50,000,000
    authorized; 13,260,038 and 13,186,526
    shares issued at September 30, 2000 and
    December 31, 1999, respectively                 133,000             132,000
  Additional paid-in capital                     13,050,000          12,665,000
  Retained earnings                              33,079,000          28,003,000
  Cumulative translation adjustments                 41,000              28,000
  Less: Treasury stock - at cost, 211,400        (2,828,000)
       shares                                    ----------          -----------
       Total stockholders' equity                43,475,000          40,828,000
                                                 ----------         -----------
       Total liabilities and                    $48,943,000         $49,142,000
       stockholders' equity                     ===========         ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND 1999 (unaudited)



                                                      Three Months Ended
                                                         September 30,
                                                    2000                1999
                                             --------------      ---------------
                                                                     (restated)

Sales                                           $ 9,244,000         $12,890,000
Cost of goods sold                                2,976,000           4,430,000
                                                -----------         -----------
Gross profit                                      6,268,000           8,460,000
                                                -----------         -----------
Operating expenses:
  Selling and marketing                           1,480,000           1,644,000
  Research and development                        2,301,000           2,279,000
  General and administrative                        526,000           1,226,000
                                                -----------         -----------
      Total operating expenses                    4,307,000           5,149,000
                                                -----------         -----------
Income from operations                            1,961,000           3,311,000

Other income, net                                   492,000             390,000
                                                -----------         -----------
Income before income taxes                        2,453,000           3,701,000

Provision for income taxes                          932,000           1,431,000
                                                -----------         -----------
      Net income                                $ 1,521,000         $ 2,270,000
                                                ===========         ===========

Basic earnings per share                        $       .12         $       .17
                                                ===========         ===========
Diluted earnings per share                      $       .11         $       .16
                                                ===========         ===========


Net income available to common stockholders     $ 1,521,000         $ 2,270,000
                                                ===========         ===========
Weighted average number of common shares
   used in basic earnings per share              13,199,178          13,173,089
Common equivalent shares                            479,319             777,051
                                                -----------         -----------
Weighted average number of common shares
   used in diluted earnings per share            13,678,497          13,950,140
                                               ============         ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30, 2000 AND 1999 (unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     2000               1999
                                                -----------         -----------
                                                                     (restated)

Sales                                           $28,927,000         $31,599,000
Cost of goods sold                                9,500,000          10,972,000
                                                -----------         -----------
Gross profit                                     19,427,000          20,627,000
                                                -----------         -----------
Operating expenses:
  Selling and marketing                           3,956,000           4,213,000
  Research and development                        6,720,000           6,248,000
  General and administrative                      2,081,000           3,051,000
                                                -----------         -----------
      Total operating expenses                   12,757,000          13,512,000
                                                -----------         -----------
Income from operations                            6,670,000           7,115,000

Other income, net                                 1,516,000           1,054,000
                                                -----------         -----------
Income before income taxes                        8,186,000           8,169,000

Provision for income taxes                        3,110,000           3,456,000
                                                -----------         -----------
      Net income                                $ 5,076,000         $ 4,713,000
                                                ===========         ===========

Basic earnings per share                        $       .38         $       .36
                                                ===========         ===========
Diluted earnings per share                      $       .37         $       .34
                                                ===========         ===========

Net income available to common stockholders     $ 5,076,000         $ 4,713,000
                                                ===========         ===========
Weighted average number of common shares
   used in basic earnings per share              13,227,889          13,095,057
Common equivalent shares                            678,172             579,628
                                                -----------         -----------
Weighted average number of common shares
  used in diluted earnings per share             13,906,061          13,674,685
                                                ===========         ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       2000             1999
                                                    -----------     -----------
                                                                     (restated)

Cash flows from operating activities:
 Net income                                         $ 5,076,000     $ 4,713,000
Non-cash adjustments:
 Depreciation and amortization                          952,000         895,000
 Other                                                  (78,000)       (158,000)
 Compensation expense                                                   715,000
Changes in operating assets and liabilities:
 Accounts receivable                                  2,118,000      (2,949,000)
 Inventories                                         (1,483,000)       (531,000)
 Prepaid expenses and other                              44,000         531,000
 Accounts payable                                       176,000        (716,000)
 Accrued expenses                                    (1,630,000)      2,027,000
 Income taxes payable                                (1,340,000)        675,000
                                                    -----------     -----------
    Net cash provided by operating activities         3,835,000       5,202,000
                                                    -----------     -----------

Cash flows from investing activities:
 Purchases of equipment and improvements, net          (943,000)       (602,000)
 Capitalized software development                      (639,000)       (159,000)
 Purchase of marketable securities                  (15,977,000)    (23,011,000)
 Maturities of marketable securities                 24,000,000       1,000,000
                                                    -----------     -----------
    Net cash provided (used) by
    investing activities                              6,441,000     (22,772,000)
                                                    -----------     -----------

Cash flows from financing activities:
 Repayment of notes payable                             (6,000)          (9,000)
 Proceeds from issuance of common stock                385,000          498,000
 Purchase of treasury stock                         (2,828,000)
                                                    ----------      -----------
    Net cash (used) provided by financing
    activities                                      (2,449,000)         489,000
                                                    ----------      -----------
    Net increase (decrease) in cash
    and cash equivalents                             7,827,000      (17,081,000)

Cash and cash equivalents at beginning of period     9,792,000       25,741,000
                                                    ----------      -----------
Cash and cash equivalents at end of period         $17,619,000      $ 8,660,000
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
 Exercise of stock options using 100 and 46,849
   shares ofcommon stock in 2000 and 1999,
   respectively.                                    $     4,000     $   719,000
                                                    ===========     ===========

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                  For The Nine Months Ended September 30, 2000
                                   (Unaudited)

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

Note - B During the nine months ended September 30, 2000, 73,512 common shares were issued upon the exercise of stock options.

Note - C Inventories consisted of the following at September 30, 2000 and December 31, 1999:


                                              September 30,         December 31,
                                                   2000                1999
                                              -----------           -----------

Purchased parts and components                $ 2,728,000           $ 1,822,000
Work in process                                 3,290,000             2,893,000
Finished goods                                    223,000               113,000
                                              -----------           -----------
                                                6,241,000             4,828,000
Less:  reserve for inventory obsolescence        (841,000)             (918,000)
                                              -----------           -----------
   Net                                        $ 5,400,000           $ 3,910,000
                                              ===========           ===========

                                       -2-
             Performance Technologies, Incorporated and Subsidiaries

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

Diluted earnings per share for the third quarter 2000 amounted to $.11 per share, compared to $.16 per share for the third quarter 1999. Net income for the third quarter 2000 amounted to $1.5 million, compared to $2.3 million for the respective 1999 period. Revenue for the third quarter 2000, amounted to $9.2 million, compared to $12.9 million for the third quarter 1999. Diluted earnings per share for the first nine months of 2000 increased to $.37, from $.34 for the same period in 1999. For the nine months ended September 30, 2000, net income grew to $5.1 million, compared to $4.7 million for the same period in 1999. Revenue for the nine months ended September 30, 2000 was $28.9 million, compared to $31.6 million for the respective period in 1999. At September 30, 2000, the Company had $31.6 million of cash, cash equivalents and marketable securities and no debt. For the nine months ended September 30, 2000, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of $7.6 million, compared to $8.0 million for the same period of 1999. International sales (shipments outside of North America) amounted to 32% of total revenue for the first nine months of 2000, compared to 19% for the same period in 1999.

During the third quarter, the Company introduced several new advanced telecom products directed toward next-generation telecommunications infrastructure. These products include the market's first carrier-grade Layer 3 Fault Tolerant Ethernet switch designed for use in next-generation IP platforms, as well as two new network access products for T1/E1/J1/T3 network interface capabilities. The Company also introduced a new IP equipment backplane architecture, IPnexusTM, targeted at reducing cost and time-to-market for telecom platform integration. The IPnexus architecture, which was recently submitted to the appropriate open standards organization for adoption, allows the Company to address opportunities that exist in the expansion and build out of both the wireline and wireless telecommunications infrastructure. Given the early interest in this new IP embedded systems approach, the Company believes many of the platforms being designed for next-generation telecommunication applications will use this advanced integration concept. In addition, the Company began shipping a new Compact PCI (cPCI) version of its SS7 signaling gateway directed toward integrated SS7 applications. All of these new products are fully integrated into the IPnexus architecture.

In addition to the recent product activity, the Company collaborated with both AudioCodes Ltd. and the Motorola Computer Group on a comprehensive, IP-based telephony demonstration for next-generation softswitch/gateway applications. In September, using the "standards based" elements provided by the three organizations, an operating demonstration of an integrated media and signaling gateway was shown at the Voice On the Net (VON) Conference in Atlanta. This demonstration, specifically incorporating the Performance Technologies' SS7/IP signaling and the carrier-grade IP Ethernet switch products, provided all the media and signaling capabilities required to bridge today's SS7-based voice network with next-generation IP-based data networks.

The Company also announced several new customer relationships during the quarter. Samsung Electronics is now utilizing PTI's SS7 products in Sun Microsystems' carrier-grade platforms for HLR and VLR wireless applications.
Sevis Systems is using the Company's access products for SS7 surveillance systems, while Clarent Corporation is beginning to integrate PTI's IPnexus family of SS7 signaling gateways, T1/E1 Access and IP switching products into their next-generation Voice-over-IP (VoIP) media gateway.

Guidance for the fourth quarter 2000 and for calendar year 2001:

The following are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. The Company supplies products to telecommunications equipment manufacturers that are integrated into current and next-generation network systems. Design wins reach production volumes at varying rates, typically beginning in six to twelve months after the design win occurs. During the third quarter, the Company recorded six new design wins for its products. A variety of risks such as schedule delays, cancellations and changes in customer markets can adversely affect a design win before production is reached and during deployment. Despite this difficulty, however, and after carefully assessing a number of forward-looking indicators, management believes it is prudent to increase revenue and earnings expectations for the fourth quarter and for 2000. Revenue is expected to increase approximately 10% sequentially from the third quarter and diluted earnings per share for 2000 is expected to increase to $.46 or $.47 per share, from previous guidance of $.39 to $.42 per share. Management intends to continue to invest significantly in sales, marketing and engineering during the remainder of the year, and into 2001 to increase the likelihood of success of the Company's long-range strategy. At this point, management expects 30% revenue growth in 2001 and expects diluted earnings per share to increase by 20% - 25% in 2001, over 2000. Revenue and earnings estimates are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are based on indications from the Company's customers and predicting when design wins will generate shipments. These indications and predictions have not been completely reliable in the past.


         Quarter and Nine Months Ended September 30, 2000, compared with the Quarter and Nine Months Ended September 30, 1999

Sales. Sales for the quarter ended September 30, 2000 were $9.2 million, compared to $12.9 million for the third quarter 1999. Sales for the nine months ended September 30, 2000 were $28.9 million, compared to $31.6 million for the same period in 1999. During the first two quarters of 2000, the Company's products were grouped into three distinct categories in one market segment:
Signaling System 7 (SS7) and network access products, Lockheed Martin/LAN interface products (U.S. Government/COTS) and other products (combining non-COTS LAN interface products, Network Switching and older/legacy products). In the third quarter, a new product category has been added for IP Switching products because the new CPC4400 IP Ethernet switch was introduced in August and began shipping in September. Sales expressed as a percentage of total sales from these categories represented the following for the three and nine months ending September 30, 2000 and 1999:

                                                 Three Months Ended
                                                   September 30,
                                                2000               1999
                                             ----------         ---------


SS7 and network access products                    87%               58%
Lockheed Martin (government)                        0%               28%
IP Switching products                               1%                0%
Other products                                     12%               14%
                                             ----------         ---------
 Total                                            100%              100%
                                             ==========         =========


                                                  Nine Months Ended
                                                   September 30,
                                                2000               1999
                                             ----------         ---------


SS7 and network access products                    85%               57%
Lockheed Martin (government)                        4%               29%
IP Switching products                               0%                0%
Other products                                     11%               14%
                                             ----------         ---------
Total                                             100%              100%
                                             ===========        =========


Signaling System 7 (SS7) and network access products: Revenue from this category increased to $8.0 million during the third quarter 2000, from $7.5 million for the third quarter 1999. Sales of SS7 and network access products increased 36% during the first nine months of 2000 to $24.4 million, over the respective 1999 period.

Lockheed Martin/LAN interface products (U.S. Government/COTS): The contract with Lockheed Martin for LAN interface products ended in June 2000. For the first nine months of 2000, shipments amounted to $1 million, or 4% of sales, compared to $9.2 million, or 29% of sales for the same period during 1999. At the present time, the customer's procurement requirements are not known and management is not projecting additional revenue from this customer during the remainder of 2000 or into 2001.

IP Switching: During the third quarter, the Company introduced the CPC4400 IP Ethernet switch. Shipments to Clarent Corporation amounted to $110,000 during the third quarter for their next-generation media gateway. The Company has also delivered more than a dozen CPC4400 evaluation units to several major telecom equipment suppliers.

Other products: Revenue from this category represented approximately $1.1 million for the third quarter 2000, compared to $1.7 million, for the same period in 1999. Many of these products are project oriented and shipments can fluctuate significantly on a quarterly basis. Revenue of other products for the nine months ending September 30, 2000 amounted to $3.3 million, compared to $4.4 million for the first nine months of 1999. Management expects revenue from this category to continue to decline from 1999 revenue levels.

Analysis of Revenue: The following table sets forth the Company's revenue, excluding the revenue from the Lockheed Martin contract, for the nine months ended September 30, 1999 and 2000:

                                              Nine months ended
                                                September 30,
                                             2000           1999
                                             ----           ----
                                                (in millions)

Total revenue                                $28.9          $31.6
Less:  Lockheed Martin contract               (1.0)          (9.2)
                                             -----          -----
        Telecom revenue                      $27.9          $22.4
                                             =====          =====

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses and amortization of software development costs. Gross margin for the third quarter 2000 improved to 67.8% of sales, compared to 65.6% for the third quarter 1999. Gross margin for the nine months ending September 30, 2000 improved to 67.2% of sales, compared to 65.3% for the same period in 1999. The improvement in gross margin during 2000 is primarily attributable to greater revenue from higher margin Signaling System 7 (SS7) Gateway products, communications software sales and manufacturing efficiencies.

Operating expenses. Total operating expenses were $4.3 million, or 46.6% of sales for the third quarter 2000, compared to $5.1 million, or 39.9% of sales for the comparable 1999 quarter. For the first nine months of 2000, total operating expenses were $12.8 million, or 44.1% of sales, compared to $13.5 million, or 42.8% of sales for the comparable 1999 period.

Selling and marketing expenses were $1.5 million, or 16.0% of sales for the third quarter 2000, compared to $1.6 million, or 12.8% of sales for the same quarter in 1999. Selling and marketing expenses amounted to $4.0 million, or
13.7% of sales for the first nine months of 2000, compared to $4.2 million, or 13.3% for the same period in 1999. In September 2000, a new advertising program was launched to promote the IPnexus architecture and family of products. Management expects selling and marketing expenses to increase as a percentage of sales during the remainder of 2000 and into 2001 as a result of hiring additional sales people and aggressively marketing its IPnexus products including the cPCI Signaling System 7 Gateway, carrier-grade IP switching products and network access products.

Research and development expenses were $2.3 million, or 24.9% of sales for the third quarter 2000, compared to $2.3 million, or 17.7% of sales for the comparable 1999 quarter. Research and development expenses were $6.7 million, or 23.2% of sales for the nine months ended September 30, 2000, compared to $6.3 million, or 19.8% of sales for the respective period in 1999. The Company expects to continue to invest heavily in research and development and is actively recruiting for several newly approved engineering positions to meet development plans.

General and administrative expenses were $526,000, or 5.7% of sales for the third quarter 2000, compared to $1.2 million, or 9.5% of sales for the third quarter 1999. Third quarter 1999 expenses included certain one-time charges. General and administrative expenses were $2.1 million, or 7.2% of sales for the nine months ended September 30, 2000, compared to $3.1 million, or 9.7% of sales for the first nine months of 1999. General and administrative expenses are significantly lower in 2000 than in 1999 because contributions to the Company's formula-based, performance bonus plan are substantially below 1999 levels.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income taxes. The provision for income taxes for the third quarter 2000 is based on the combined federal, state and foreign effective tax rate of 38.0%, compared to 38.7% for the third quarter 1999 and the effective tax rate for the nine months ending September 30, 2000 was 38.0%, compared to 42.3% for the same period in 1999. The Company derives approximately a 1% benefit in its net effective corporate income tax rate from the foreign sales tax credit provision of the Internal Revenue Code (the "Code"). Any changes in this section of the Code could affect the Company's tax rate in future periods.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company's primary source of liquidity included cash and cash equivalents of $17.6 million, marketable securities with a maturity of less than one year of $14.0 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of September 30, 2000. The Company had working capital of $41.0 million at September 30, 2000, compared to $39.0 million at December 31, 1999.

Cash provided by operating activities for the nine months ended September 30, 2000 was $3.8 million, compared to $5.2 million for the same period in 1999. The difference in cash provided by operating activities for the nine months ended September 30, 2000, over the comparable 1999 period, is primarily attributable to changes in the components of working capital. (See the Consolidated Statements of Cash Flows appearing in the Financial Statements included in this report).

Capitalization of certain software development costs amounted to $639,000 for the nine months ended September 30, 2000, compared to $159,000 for the same period in 1999.

On August 14, 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock over the next twelve months. As of September 30, 2000, the Company has repurchased a total of 211,400 shares at a total cost of $2,828,000.







The Company is presently negotiating an extension to its existing credit facility that expired on October 31, 2000. Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents, and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement, when approved, will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. Furthermore, management is continuing its strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.


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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor provisions of those Sections.

These forward-looking statements, including the guidance for the fourth quarter 2000 and for the calendar year 2001, are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believes," "anticipates," "plans," "may," "intend," "estimate," "will," "should," "could," and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

The  Company's  future  operating  results  are  subject  to  various  risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to the SS7 and communication access design wins referenced above, changes in the product or customer mix of sales, delays in new product development, delays or lack of availability of electronic components, customer acceptance of new products and customer delays in qualification of products. Furthermore, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 1999 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

             Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information


Item 1.           Legal Proceedings

On and after May 24, 2000, five class action lawsuits were filed against the Company, as well as several of its officers and directors, alleging violations of federal securities laws and seeking recovery of unspecified damages. The lawsuits were filed in United States District Court for the Western District of New York. During the third quarter, plaintiffs filed a petition with the court to consolidate the lawsuits into one class action and designated lead counsel. Performance Technologies continues to believe that these cases are without merit and intends to vigorously defend against these allegations.






Item 6.       Exhibits and Reports on Form 8-K

              A.    Exhibits

                    None.

              B. Reports on Form 8-K. There were no reports filed on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PERFORMANCE TECHNOLOGIES, INCORPORATED





November 13, 2000                  By: /s/       Donald L. Turrell
                                   -------------------------------
                                                 Donald L. Turrell
                                                 President and
                                                 Chief Executive Officer




November 13, 2000                  By: /s/       Dorrance W. Lamb
                                   ------------------------------
                                                 Dorrance W. Lamb
                                                 Chief Financial Officer and
                                                 Vice President, Finance