Form 10-K405
period 2000-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2001-03-30
CIK 1003950

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               ------------------

                                   FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-27460

                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------

                          DELAWARE                                                        16-1158413
(STATE OR OTHER JURISDICTION OF INCORPORATION OF ORGANIZATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

         315 SCIENCE PARKWAY, ROCHESTER NEW YORK                                             14620
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 256-0200

                               ------------------

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
                                      ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on February 28, 2001 was approximately $103,000,000.

         The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 12,417,000 as of February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 31, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

================================================================================

                     PERFORMANCE TECHNOLOGIES, INCORPORATED
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                       PAGE
                                                                                                       ----
PART I
------
ITEM 1                     Business                                                                      1
ITEM 2                     Properties                                                                   12
ITEM 3                     Legal Proceedings                                                            13
ITEM 4                     Submission of Matters to a Vote of Security Holders                          13


PART II
-------

ITEM 5                     Market for the Registrant's Common Equity and
                             Related Stockholder Matters                                                13
ITEM 6                     Selected Financial Data                                                      14
ITEM 7                     Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                        14
ITEM 7A                    Quantitative and Qualitative Disclosures About Market Risk                   21
ITEM 8                     Financial Statements and Supplementary Data                                  22
ITEM 9                     Changes in and Disagreements with Accountants on
                             Accounting and Financial Disclosure                                        36


PART III
--------

ITEM 10                    Directors and Executive Officers of the Registrant                           36
ITEM 11                    Executive Compensation                                                       36
ITEM 12                    Security Ownership of Certain Beneficial Owners
                             and Management                                                             37
ITEM 13                    Certain Relationships and Related Transactions                               37


PART IV
-------

ITEM 14                    Exhibits, Financial Statement Schedules, Reports on Form 8-K                 38

Signatures                                                                                              40

Exhibit 10                 Material Contracts
     Exhibit 10.1          Revolving Credit Agreement - as amended
     Exhibit 10.10         Sublease Agreement - as amended
Exhibit 21                 Subsidiaries
Exhibit 23.1               PricewaterhouseCoopers Consent

PART I
------

ITEM 1 - BUSINESS
         --------

OVERVIEW

Performance Technologies, Incorporated (the "Company" or "PTI") is a supplier of innovative telecommunications and networking products that enable the convergence of wireline, wireless and next-generation Internet protocol networks. The Company provides enabling carrier-grade technology solutions, including telecom access products, embedded Ethernet switching products and integrated Signaling System 7 (SS7)/IP solutions to telecommunications equipment manufacturers, telecommunications service providers and operators, and international wireless operators. The Company's engineering efforts are directed primarily toward developing "open" system products for three distinct communications markets: Signaling System 7, embedded Ethernet Switching and Network Access. The Company also has a family of data communication infrastructure products for applications such as weather radar, air traffic control radar and public safety two-way radio systems.

Since its founding in 1981 as a Delaware corporation, the Company has consistently designed innovative solutions for a variety of computer and communications architectures and has a rich history of adapting its products to a constantly changing technology-driven marketplace. The Company has focused its efforts on providing communications solutions where reliability and performance are key customer requirements.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein as well as the section appearing in Item 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These included, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those associated with "design wins," changes in the product or customer mix of sales, delays in new product development, customer delays in qualification of products and delays in customer acceptance of new products.

IMPORTANT YEAR 2000 MILESTONES

At the close of 2000, PTI marked the one-year anniversary of its acquisition of MicroLegend Telecom Systems in Ottawa, Canada. MicroLegend's success in providing SS7 solutions for the public telephone network, IP networks and next-generation wireless infrastructures has borne out to be the ideal complement to the Company's product and market focus. Combining the strengths, experience, vision and technologies of the individual companies has elevated PTI to a prominent position in the telecommunications marketplace.

With the integration of MicroLegend as the Company's Signaling Systems Group, Performance Technologies has not only significantly strengthened its position in the SS7 market, but has added an important dimension of telecommunications network knowledge and application background. With this acquisition, the Company also has the advantage of owning an internally developed, network proven SS7 protocol software stack. This intellectual property is being used as the basis for ongoing development of a suite of signaling technologies that will be widely deployed in next-generation Internet Protocol (IP)-based 3G wireless communications and Voice-over-IP (VoIP) applications. The Company's latest signaling gateways, targeted at next-generation telecommunications applications, began delivery in mid-2000 and are fully operational and carrying substantial traffic in a number of VoIP networks.

During 2000, the Company introduced a family of products under the trade name IPnexus(TM). This family is centric to a revolutionary new approach for designing embedded computing platforms aimed at telecommunications and other applications. The adoption of this new paradigm, being implemented by PTI, will significantly reduce system integration time and expense, ultimately reducing "time-to-market" for the Company's customers. The centerpiece of this new paradigm is a proposal the Company submitted for a new packet-switching backplane architecture to the PCI Industrial Computer Manufacturers Group (PICMG). The proposed new architecture, called Compact Packet Switching Backplane (cPSB), dramatically improves scalability, while building on much of the technology that has been developed for local area networks (LANs) and found in enterprise applications. Over 40 companies, including most of the major telecommunications equipment manufacturers (TEMs) have embraced this new standard's effort, being led by the Company's senior technical executives.

The cornerstone product of the Company's IPnexus family was the August 2000 introduction of the first carrier-grade embedded IP Ethernet switch aimed at platforms for next-generation IP communications networks. In addition to the embedded IP Ethernet Switching product, the Company further extended the IPnexus product family with the September 2000 announcements of T1/E1/J1 and T3/DS3 Telecom Access products which are IPnexus compatible.

INDUSTRY OVERVIEW

The communications and networking industry is undergoing a profound and radical change as a result of the Telecommunications Act of 1996. The consequences of this significant regulatory decision, combined with the unprecedented growth of the Internet, have increased the mounting pressure from vendors and users alike to converge the traditional voice communications network with the data driven Internet. Furthermore, the accelerating growth of wireless communications is forcing service providers to improve infrastructure processes and to expand their service offerings. As a result, substantial opportunities exist for the Company to supply infrastructure-related products that address the evolving technologies and applications required to create the next-generation public wireline and wireless networks.

Because of "time-to-market" pressures, plus the growing complexity of the evolving telecommunications network and its associated services, there has been a fundamental shift in the business model of many TEMs. Large traditional TEMs, such as Lucent Technologies and Nortel Networks, are designing many of their next-generation equipment platforms using technology elements built on published hardware, software and system standards supplied by third parties. What traditionally has been the realm of proprietary products and systems, completely designed and built "in-house" by major TEMs, is now migrating to an "out-sourced" model for platforms and major elements of technology used in many of the next-generation equipment applications. This is an important shift in "sourcing" philosophy and an important opportunity for the Company, which supplies a variety of standards-based infrastructure products for these applications.

An important concept in the next-generation telecommunications system is the ability to converge voice, data and eventually video information onto one network with a worldwide reach. An essential element of the convergence paradigm, especially in the voice-driven applications arena, is the SS7 network signaling protocol. Signaling plays a vital role in the implementation of many enhanced, value-added services, such as local number portability (LNP), 800/900 toll-free services, wireless roaming, telephone calling cards, call waiting, caller ID and greater cellular coverage. SS7 is now the most pervasive signaling architecture used by the leading telephone operators and wireless carriers worldwide. Although convergence of traditional voice networks and IP-based data networks is causing unprecedented change, one thing remains certain, circuit-switched equipment in public telephone networks will still need to communicate effectively with the packet-switched equipment in data networks worldwide. This can only be achieved through the use of the SS7 signaling protocol. The Company's efforts in 2000 were heavily focused on providing solutions for the convergence marketplace and the continuing evolution of the current public telephone network into the next-generation network.

The demand for enhanced, value-added services is a major driving force underlying the next-generation, network convergence. Continued growth is expected to characterize Voice-over-IP (VoIP) gateway sales as quality of service, interoperability, and billing capabilities improve. In July 2000, Global Information, Inc. estimated that gateway revenues for this next-generation wireline service are expected to grow to $2.8 billion in 2004, from $190.9 million in 2000. Their forecast represented a compound growth rate of 96%. This study on VoIP equipment concluded that "the primary factors fueling this sub-segments upward growth" are: increasing requirements for internetworking of disparate signaling protocols such as SS7, IP and ATM; the widening acceptance for IP telephony in all service sectors; expanding requirements to use much of the existing embedded network core assets in the converging infrastructure; and a growing desire to drive communications cost lower.

Another important growth segment of next-generation telecommunication systems involves the extension of the current wireless products to be able to handle high speed Internet connectivity as well as traditional voice service. Most wireless systems in operation today are second-generation technology. In 2001, it is expected that the rollout of technology referred to as two and a half (2.5G) will continue. 2.5G will increase the bandwidth of the current 2G system to allow substantial improvement in data services. In the latter part of 2001, the next full generation of wireless, referred to as 3G, are expected to begin deployment in Asia and some European regions. This will be the base technology for an expanding list of value added services that will be delivered to a new family of wireless handheld and portable personal digital assistants (PDAs) supporting wireless voice, data and ultimately video. The investment in infrastructure to support 3G wireless services will total $1.3 billion in 2001 and is expected to peak in 2003 at $5.3 billion, according to "3G Wireless Market Opportunities" authored by Micrologic Research.

For the SS7 market, industry analyst Venture Development Corporation estimated the worldwide market for SS7 products at $12 billion for 1998. VDC expects the growth rate of the SS7 market to be 17% or greater over the next 5 years, driven in part by the convergence of the Internet and Public Switched Telephone Network
(PSTN), creating opportunities for VoIP Gateways. The market for SS7, stacks, access products and platforms was over $1.2 billion in 1998 and is expected to grow at an average annual rate of 14.5% through 2003. VoIP Gateways, which accounted for only 0.4% of SS7 related equipment shipments in the SS7 market in 1998 is expected to increase substantially over the next several years, accounting for over 13% of shipments by 2003.

Ethernet switching (for the enterprise) represents about 17 percent of the $21 billion worldwide Local Area Network market, according to industry analyst International Data Corporation, and is expected to nearly triple in size to $11 billion in 2003. With the pace of convergence accelerating, the traditional demarcation lines are blurring. Ethernet is now finding applications beyond the typical enterprise, being thrust into the architecture of embedded platforms used for next-generation telecommunications infrastructure.

Network Access products for telecom applications are being utilized in the expansion of the Internet, wireless communications and the convergence between voice and data communications networks. According to recent market studies, Access products for the telecommunications connectivity market was valued at approximately $1 billion in 1999 and is forecasted to grow to $4.8 billion in 2003.

Certainly, a change in the general state of the economy could alter the outlook and timing of deployments for next-generation networks. Despite some late 2000 indications of a potential slowing of economic growth rates for 2001, the impressive growth projections, combined with other market trends, would suggest that networking equipment and the communications industry should still experience a substantial increase in demand during the next five years. A new breed of service providers have begun construction and initial operation of their infrastructures to create the next-generation public network, where the Internet will also be used to carry real-time voice and video traffic. Although VoIP and 3G wireless technology is at an early stage of deployment, market analysts estimate a large demand for products that exploit this technology given its potential to save money and expand the service revenue potential of the network operators. Management believes that the Company's SS7 Signaling Gateway, embedded Ethernet Switching and Telecommunications access products designed around the Company's innovative IPnexus architecture will play a significant role as these new VoIP and 2.5/3G Wireless infrastructures are built.

STRATEGY

The Company is well positioned to capitalize on the opportunities presented by network convergence, the growth of the Internet and new wireless telephone services. The Company's objective is to provide standard, high performance communications, data networking and signaling products to the leading suppliers for the next-generation of wireless and VoIP networks. Key components of the Company's business strategy include:

ADDRESSING HIGH-GROWTH COMMUNICATIONS MARKETS. The Company will continue to develop standard, high performance communications, networking and signaling products for high growth markets. In particular, the Company is targeting two particular high-growth markets:

     o Voice-over-IP - There are ongoing marketplace pressures to converge the traditional voice communications network with the data driven Internet. VoIP gateway systems enable voice communications to travel over data networks. VoIP gateways are comprised of five elements: 1) voice communication access; 2) digital signal processing; 3) data aggregation (packet switching); 4) SS7 signaling; and 5) call control. The Company currently markets products to VoIP system manufacturers that enable the voice communications access, SS7 signaling, and data aggregation (packet switching) functions.

     o Wireless communications - The accelerating growth in wireless communications and the demand for new, Internet-related wireless services are forcing wireless carriers to improve their infrastructure to 2.5G and ultimately to 3G architectures. The Company will continue to focus on developing high performance, high reliability SS7 signaling, telecommunications access and IP switching products to be sold to TEMs building equipment platforms for this market.

EXPLOIT TECHNOLOGICAL COMPETENCIES. In the development of creative and innovative products, the Company will continue to build on its core knowledge and expertise in communications technologies, particularly in voice communication processing, data networking and signaling control. Management will continue to leverage its core competencies as a leading supplier of Signaling Gateways, Ethernet Switching and Telecommunications Access products for carrier-grade environments. The Company will continue to enhance the performance of its existing products and to develop new products that address the changing needs of its customers. Management believes that the Company's vision and active participation in developing standard products for next-generation IP telecommunications networks will be important factors in maintaining a competitive edge in this growth marketplace.

LEVERAGE SOFTWARE EXPERTISE. The Company has a growing communications software expertise in signaling, data networking and telecommunications. In addition, the Company has invested substantially in developing "high-availability" and "hardened" software implementations used in both local area network switching products and wide area telecommunications applications aimed at carrier-grade products. Management believes an important element of the Company's future product strategy is to increase its software intellectual property in its products.

EXPAND INTERNATIONAL MARKETS. Telecommunications markets are international in scope. Global demand for communications and networking products is driven by an increasing need to successfully deploy advanced communications infrastructures. Outside of North America, the Company markets its products primarily in Western Europe and the Asia Pacific region. As part of its international growth plan, the Company has been investing in the expansion of its marketing, sales and support operations in these specific geographic areas. The Company operates a sales and support office in the United Kingdom that provides coverage to Western European markets. This office was expanded during 2000 to better service this region of the world. In the Asia Pacific region, the Company relies on agents to establish both OEM and distribution channels. During 2000, the Company also assigned a senior management level salesperson, based in the Company's West Coast engineering and sales facility, the full-time duties associated with developing a Pac Rim sales organization. Predicated upon revenue growth, the Company expects to open a direct sales and service center in the Asia Pacific region during the next eighteen months. Direct shipments to international customers amounted to 30% of revenue in 2000.

PRODUCTS

The Company develops and markets high performance communications, networking and signaling products to the leading suppliers for the next-generation networks. The Company has pioneered many recent innovations in networking and signaling technologies, including the first distributed SS7 architecture which supports high availability and provides an extensible system that can easily grow with increases in traffic. The Company has also been a leader in defining standards for next-generation telecommunications systems and is aggressively implementing products to use these standards. The Company has continued to design new products for standard hardware and software environments now being used to implement wireless and wireline system platforms. During 2001 and beyond, management will focus on the development and delivery of new products in three distinct communications markets: Signaling Gateways, embedded Ethernet Switching and Telecommunications Network Access built on "open" systems and telecommunications standards. The Company also markets a family of communication servers that are sold into a variety of legacy data-communication applications such as Air Traffic Control Radar Data and Weather Radar Data.

SIGNALING GATEWAY PRODUCTS. The Company's Signaling Gateway product line was initially developed to address custom turnkey solutions for specific customer requirements. Recognizing the need to bridge signaling traffic between traditional telephone networks and IP-based data networks, the Company developed the industry's first IP-enabled SS7 server in 1997. Since 1997, the Company's SS7/IP Signaling Gateway product has evolved to support applications such as international wireless roaming, Voice-over-IP and enhanced Internet-driven services. Numerous wireless carriers have installed the Company's SS7/IP Signaling Gateway to allow their customers to travel to various countries around the world and to initiate and receive telephone calls as if they were at home. In addition, the SS7/IP Signaling Gateway is used for a variety of applications ranging from "front ends" for distributed IP-hosted databases, to long-haul transmission of SS7 messages delivered seamlessly over IP networks. Customers continue to develop other unique and creative applications for wireless and convergent networks utilizing the Company's SS7/IP Signaling Gateway.

The Company's product line includes: SS7/IP Signaling Gateways, which bridge SS7 networks and IP data networks; SS7 Routing Systems, which extend traditional MTP message routing with enhanced capabilities such as n-digit global title translation and routing based on message parameters; SS7 Link Concentration, which reduce SS7 link costs by concentrating network traffic from many under-utilized SS7 links onto fewer, long-haul links; SS7 Protocol Conversion, which provides interoperability between ANSI SS7, ITU-T C7 and numerous national variants. The entire range of SS7/IP Signaling Gateway products uses an internally developed, network-proven, object-oriented SS7 protocol stack.

During 2000, the Company continued development and deployment of a new family of Application Program Interface (API) plug-ins for its SS7/IP Signaling Gateway product. The plug-ins enable IP voice and data network service providers to quickly and effectively offer applications that utilize SS7 service oriented
(TCAP) messages.

In mid-1999, the Company announced support for the new Simple Control Transmission Protocol (SCTP) standard for signaling convergence between SS7 and IP networks. This industry standard protocol allows customers to integrate their SS7 and IP signaling networks reliably and with greater efficiency. In 2000, the Company demonstrated interoperability of its implementation of this new protocol with a variety of international TEMs.

Senior Company technical personnel have been intimately involved and contributing members to the Internet Engineering Task Force (IETF) during the development of SCTP. SCTP enhances the interoperability of SS7 and IP networks and allows packet networks to process signaling messages with the same degree of reliability and efficiency available in SS7 signaling networks. With a firm commitment to the adoption of industry standards and a first hand understanding of the protocol's inner workings, the Company has now incorporated SCTP into its SS7/IP Signaling Gateway offering. The Company continues to work with the IETF, the PacketCable group and other standards bodies to develop signaling protocols to operate at other layers of the networking communications stack.

Conforming to its philosophy for providing high availability products designed to "open" system standards, the Company introduced an updated version of its SS7/IP Signaling Gateway based on the Compact PCI (cPCI) architecture in June 2000. This architecture enables the system to operate continuously despite the occurrence of any single point of failure. In addition, the new platform has been certified for carrier-grade NEBS compatibility.

Customers for the signaling gateway products include Alcatel SA, Clarent Corporation, Ericsson Telecommunications, GTE Corporation, iBasis Inc., Motorola Corporation, Nortel Networks, Swisscom AG, Telcordia (Bellcore) and Tellabs, Inc.

EMBEDDED IP ETHERNET SWITCHING PRODUCTS. The Company has background in designing products for high availability Ethernet switching applications. While this background has been traditionally targeted at enterprise network applications, the Company focused these resources on developing an IP Ethernet Switching product for embedded systems. Utilizing this experience and capability, in August 2000, the Company introduced the CPC4400, the first embedded 100 Mbit/Gigabit IP Ethernet Switch targeted at carrier-grade, next-generation network platforms. As the next-generation telecommunications platform architecture is implemented for both Voice-over-IP and 3G Wireless, there is a requirement to process and aggregate IP traffic. The Company's capabilities in fault tolerant Ethernet switch architectures, cPCI packaging and "Hot Swap high availability techniques" has provided the necessary background and capability to introduce a fully functional product ideally suited for this emerging telecommunications market.

Management believes, based on early indications from late 2000 sales, that the CPC4400 product may become a significant growth driver in the next 18 months. The Company has defined and is proceeding on a family of second-generation embedded switches for extended applications that require full Gigabit Ethernet connectivity.

Customers for the embedded IP Ethernet Switch product include: Clarent Corporation, Siemens AG and Lucent Technologies.

TELECOMMUNICATIONS NETWORK ACCESS PRODUCTS. The Company's overall Telecommunications Network Access strategy is to develop and provide products to the leading telecommunications suppliers that enable voice and data communications. These products are comprised of hardware, software and subsystems that support a variety of "open" system platforms and operating systems. These open systems include CompactPCI (cPCI), PCI, and PMC architectures. Product applications cover many uses including high-speed Internet connections for server products, T1/E1 products used for SS7 and T3/DS3 for trunk interfaces. To support these applications, the Company's products are "intelligent," with embedded microprocessors and memory. During 2000, the Company introduced a family of contemporary access products utilizing the Company's IPnexus architecture that is based on the proposed cPSB architecture that is being guided through the standards process by the Company.

The Company offers software systems support for its products across a spectrum of popular operating systems including UNIX, Sun Microsystems' Solaris(TM), Microsoft's Windows NT(TM), Wind River's VxWorks and Linux. The Company also offers an extensive suite of advanced communications software consisting of Frame Relay, SS7, X.25, HDLC, ProtoKit (a comprehensive development environment allowing customers to integrate its specific protocols) and ComLink ChanneLink (a telecommunication oriented package designed for operation in Sun's Solaris environment).

Customers for the Company's Network Access products include Lucent Technologies, Inc., Compaq Corporation, Alcatel SA, Motorola Corporation, ADC
Telecommunications, Inc. and Sun Microsystems, Inc.

In late 1999, the Company announced the introduction of its latest Internet Protocol (IP)/Wide Area Network (WAN) communications server, the MPS800. The MPS800 provides one 10/100Base-T Ethernet port and eight high-speed WAN serial ports, making it ideal for intelligent WAN bridging, T1/E1 multiplexing and remote WAN connectivity. Virtually all computers and workstations equipped with TCP/IP on the LAN can access information from these communication servers. The Company's complete suite of communications protocol products is available on the MPS800, including SS7, Frame Relay,

X.25, HDLC, Radar Receiver, Synchronous Bit Stream Interface, Asynchronous Data Transfer, and others.

The Company's communications servers are multipurpose LAN-to-WAN bridging systems. The products in this category include a low cost, limited server solution for installations requiring from one to eight WAN connections and up to two Ethernet LAN connections. Using unique software, the communications servers can be configured to provide a variety of protocols package and supporting protocols including bisynchronous, asynchronous communications financial market feeds and radar receiver data. During 2000, the Company's MPS800 has achieved substantial usage in a variety of applications. These server products can be found in data collection applications, including NASA's deep space network, in air traffic control centers for retrieving radar data from remote radar antenna sites and in the US Weather Service infrastructure for retrieving weather satellite and radar images.

SALES, MARKETING AND DISTRIBUTION

The Company markets its products worldwide to a spectrum of customers through its direct sales force and various channels including Original Equipment Manufacturers (OEMs), Value Added Resellers (VARs), distributors and systems integrators. Approximately 90% of the Company's North American business is sold through the Company's direct sales force to OEMs and systems integrators. Much of the remainder is sold to end-users (system operators).

Due to the technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the network and communications fields. To supplement its sales force, the Company has field application engineers who assist prospective customers in determining if the Company's products will meet their requirements.

The Company's corporate headquarters are in Rochester, N.Y. It has regional sales and support facilities in Connecticut, Texas and the United Kingdom, as well as co-located sales and engineering operations in San Diego, California. The Signaling Systems group has a sales and engineering facility in Ottawa, Canada with an additional engineering facility in Raleigh, North Carolina. Currently, 32 sales, marketing and support personnel market and sell the Company's products. In addition, independent sales representatives and agents covering selected geographic areas nationally and internationally, and distributors or integrators handling selected products, supplement the Company's direct sales team on a worldwide basis.

Sales of the Company's products to OEM customers are subject to a number of factors outside the Company's control, including pricing, availability and acceptance of these products by the OEM customers and potential customers.

The Company executes various ongoing marketing strategies designed to attract new OEM and end-user customers and to stimulate additional purchases from existing customers. These strategies include direct mail and email campaigns, direct telemarketing, special pricing programs, active participation in technical standards groups, participation in national, international and regional trade shows, selected trade press advertisements and technical articles and an active campaign to direct potential customers to the Company's web site.

International sales represented 30%, 16% and 21% of the Company's revenue in 2000, 1999 and 1998, respectively. Management believes that the international markets represent important untapped opportunities for its products. During 1999 and 2000, PTI increased its focus on these markets: European operations were expanded and a senior management level sales person became responsible for sales in the Pac Rim. The Company's products are currently sold by approximately 25 international distributors throughout the more industrialized countries in Europe and in Asia. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. All payments for shipments from the United States to outside the United States are made in U. S. dollars and all payments for shipments from Canada to Canada are made in Canadian dollars.

CUSTOMERS

The Company has over 50 active customers worldwide primarily in the telecommunications market. Many of the Company's major customers are Fortune 500 companies in the United States or of similar stature in Europe and Asia. In 2000, the largest single customer represented 12% of revenue (Compaq Corporation) and the largest four customers represented 32% of the Company's revenue.

The Company's products are generally integrated into products for wireline, wireless and next-generation IP network infrastructure. These products are targeted at customers in the following sectors: telecommunication equipment manufacturers, telecommunications service providers and operators, and international wireless carriers. Once the Company's products have been selected for integration into the customer's product, the customer has to complete their product development, which can take twelve months or longer to reach the production phase.

BACKLOG

At February 23, 2001, the backlog of scheduled orders was $6.9 million, compared to $11.1 million at February 1, 2000. Orders are subject to cancellation in the normal course of business; however, historically, the Company has filled most of its firm orders. (See Management's Discussion & Analysis included elsewhere in this report).

SEASONALITY

The Company's business is not generally subject to large seasonal swings, but the revenue typically declines sequentially from the calendar fourth quarter, to the first quarter of the year. Much of the Company's business is project-related, driven by customer demand which can cause quarterly fluctuations in revenue.

ENVIRONMENTAL MATTERS

The Company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment has any material effect on its capital expenditures, earnings or competitive position.

COMPETITION

The market for telecommunications and networking products is intensely competitive and characterized by rapid technological innovations resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this industry include product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and increases in relative price/performance ratios.

In the Signaling System 7 market, the Company competes with Ulticom, Inc., Tekelec, Natural Microsystems, Trillium Digital Systems, Inc. (an affiliate of Intel Corp.) and several larger companies that have proprietary SS7 technology or products. The SS7 market is growing rapidly and it is likely that more competitors will enter this market.

The embedded IP Ethernet switching market is a new market in 2000. The current competitors are private companies including Zynx, Ramix and Continuous Computing. The size of this market is small compared to the enterprise Ethernet switch market but the larger companies in that arena could become competitors if they believed that the embedded market would become of significant size to justify their investment.

In the network access market, the Company's products compete with products from Natural Microsystems, Adax Incorporated, Radisys Corporation, SBS Technology, Audiocodes Ltd., Artisan Components, Interphase Corporation and Blue Wave Systems Inc.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses were approximately $8.9 million, $7.9 million and $5.1 million for 2000, 1999 and 1998, respectively. These expenses consist primarily of employee costs and material consumed in developing and designing new products. To a lesser degree, amounts are expended for software license/tools and contract product development. Depending upon economic conditions, the Company expects to increase research and development expenditures in 2001.

The Company has developed significant core competencies applicable to voice and data communications; high availability, redundant switching technologies and signaling communications. The Company has also invested substantially in developing and expanding its communication and networking software competencies. These competencies will contribute to the development of products for next-generation networks.

PROPRIETARY TECHNOLOGY

The Company's success depends upon retaining and maximizing the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers and limits access to and distribution of the source code to its software and other proprietary information. All of the Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products and accessories are provided to customers under license, generally in the form of object code, which provides a high degree of confidentiality with respect to the intellectual property value. Some of the Company's proprietary technology is found in the Company's source code that is embedded in silicon chips, making it extremely difficult to misappropriate or reverse engineer. Such methods may not afford complete protection and there can be no assurance that the confidentiality agreements will not be breached, or that such agreements will be enforceable, or that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company has a patent application pending. There can be no assurance that any patents can be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition.

Although management believes that the Company's products do not infringe on proprietary rights of third parties, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company for its products. The Company has not conducted any searches or obtained an opinion of counsel with respect to its proprietary rights. Accordingly, there can be no assurance that no claims will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products, or if necessary, that the Company would be able to obtain any necessary licenses on reasonable terms or at all. Any such litigation could be protracted and costly and could have a material adverse effect on the Company's results of operations regardless of the outcome of the litigation.

SUPPLIERS

In the fast paced technology environment, manufacturers frequently obsolete electronic components. To date, the Company has generally been able to obtain adequate supplies of components or has redesigned specific products when adequate components are not available. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of its suppliers.

MANUFACTURING

The Company maintains a state-of-the-art manufacturing facility in Rochester, New York. This facility operates under an integrated MRP system that significantly reduces lead-time, inventory investment and facilitates demand forecast. The Company is ISO 9002 certified for its manufacturing facility and quality management systems. The Company's products have a high value-add of software and are generally produced in low volumes. By maintaining an in-house manufacturing capability, management believes that the Company has, to a certain extent, insulated itself from the risks inherent with subcontracted manufacturing. These risks include the sub-contractors inability to meet flexible manufacturing requirements, inventory control and cost containment. In addition, in-house manufacturing enables the Company to maintain a high quality level for its products and timeliness for deliveries. The Company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

EMPLOYEES

As of January 1, 2001, the Company had 213 full-time employees, eight part time and contract employees and four Engineering Cooperative student employees. Management believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

The Company's fulltime employees work in the following areas:

                  Research and Development                      100
                  Marketing and Sales                            32
                  Manufacturing                                  58
                  General and Administrative                     23

Competition for engineering personnel in the Company's marketplace is intense. During the past two years, the use of significant stock option and cash bonuses was prevalent in our market. Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

RISK FACTORS

TECHNOLOGICAL CHANGE AND NEW PRODUCT INTRODUCTIONS. The market for the Company's products is characterized by rapid technological change and frequent introduction of products based on new technologies. As these products are introduced, the industry standards change. Additionally, the overall telecommunications and networking industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the industry and the performance of industry participants. The Company's future revenue will depend upon the Company's ability to anticipate technological change and to develop and introduce enhanced products of its own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in its products or their component parts, or the failure to achieve market acceptance for its products would have a material adverse effect on the Company's revenue and operating results.

COMPETITION. The telecommunications, signaling and networking business is extremely competitive and the Company faces competition from a number of established and emerging start-up companies. Many of the Company's principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources to deploy on promotion, advertising, research and product development than the Company. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's revenue and operating results. Major networking companies have recently acquired several of the Company's competitors. These acquisitions are likely to permit the Company's competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's revenue and operating results.

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

DESIGN WINS. A design win is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates, typically beginning twelve months after the design win occurs. A variety of risks such as schedule delays, cancellations of programs and changes in customer markets can adversely affect a design win from reaching the production phase. The customer's failure to bring their product to the production phase would have an adverse effect on the Company's revenue and operating results.

POTENTIAL FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS. The Company's annual and quarterly future operating results can vary significantly depending on factors such as the timing and shipment of significant orders, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, inability to obtain sufficient supplies of sole or limited source components for the Company's products, seasonal and general economic conditions. The Company's expense levels are based, in part, on the Company's expectations as to future revenue. Since a substantial portion of the Company's revenue in each quarter results from orders shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, revenue and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of the Company's net expenses varies with its revenue. (See Management's Discussion and Analysis included elsewhere in this report).

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

DEPENDENCE ON INTERNAL MANUFACTURING. In order to avoid relying on outside contract manufacturers, the Company manufactures almost all of its products at its Rochester, New York facility. The Company does not have alternative manufacturing capabilities, either internally or through third parties, to perform those manufacturing functions. Even if the Company were able to identify alternative third-party contract manufacturers, there can be no assurance that the Company would be able to retain their services on terms and conditions acceptable to the Company. In the event of an interruption in production, the Company would not be able to deliver products on a timely basis, which would have a material adverse effect on the Company's revenue and operating results. Although the Company currently has business interruption insurance, no assurances can be given that such insurance will adequately cover the Company's lost business as a result of such an interruption.

DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success depends upon the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technologies. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technologies or to provide an effective remedy in the event of a misappropriation by others. The Company holds no patents but currently has a patent application pending. There can be no assurance that any patents will be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition.

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

ITEM 2 - PROPERTIES
         ----------

The corporate headquarters are located in 30,000 square feet of office and manufacturing space in Rochester, New York. Corporate headquarters include the executive offices, along with the sales, marketing, engineering and manufacturing operations for the telecommunications and switching groups of the Company. There is currently no excess office space in the Rochester, New York facility. During the fourth quarter of 2001, the Company expects to relocate its Rochester operations to a new 55,000 square foot facility in the Rochester area. This new facility is designed to accommodate the Company's immediate business requirements while providing a variety of expansion options. The Company also leases sales and engineering office space in San Diego, California and sales offices in Connecticut, Texas and the United Kingdom.

The Company's core Signaling Gateway group is located in 16,000 square feet in an office building located in downtown Ottawa, Canada. The office lease in this building expires in May 2003. As this group continues to grow, additional office facilities will be required, probably before the lease expiration date. Additional space may be available in the same office building or may be available in nearby locations. The Signaling Gateway group also has an engineering operation in office space in Raleigh, North Carolina. The office lease in this building expires in February 2005. As this group continues to grow, additional office facilities will be required. Additional space may be available in the same office building or should be available in nearby locations.

ITEM 3 - LEGAL PROCEEDINGS
         -----------------

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. With the exception of the following items, the Company is not a party to any such legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations, financial condition or cash flows.

During the second quarter 2000, the Company announced that the current customer order backlog was not sufficient to meet revenue and earnings expectations for the second quarter and given the Company's difficulty in predicting the timing of when customers would begin production shipments for the Company's new design wins, management adjusted revenue and earnings expectations for the second quarter and the year.

On and after May 24, 2000, several class action lawsuits were filed against the corporation, as well as several of its officers and directors, alleging violations of federal securities laws. The lawsuits were filed in United States District Court for the Western District of New York. The Lead Counsel has been approved by the Court and an Amended Complaint, dated March 19, 2001, has been filed with the Court. Performance Technologies believes these claims to be without merit and intends to mount a vigorous defense against these allegations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II
-------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

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

                  2000                                                            High              Low
         ----------------------------------------------------------------------------------------------
         First Quarter                                                           $44.62           $16.12
         Second Quarter                                                           40.00             8.19
         Third Quarter                                                            15.50             8.50
         Fourth Quarter                                                          $17.31           $13.25

                  1999                                                            High              Low
         ----------------------------------------------------------------------------------------------
         First Quarter                                                           $10.58           $ 6.42
         Second Quarter                                                           14.37             7.50
         Third Quarter                                                            28.19            12.17
         Fourth Quarter                                                          $24.56           $16.31

As of February 28, 2001, there were 209 stockholders of record of the Company's Common Stock.

To date, the Company has not paid cash dividends on its Common Stock and there can be no assurances that the Company will do so at any time in the future.

ITEM 6 - SELECTED FINANCIAL DATA
         -----------------------
         (in thousands, except per share amounts)

For the Years Ended December 31:                     2000             1999             1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------
Sales                                              $38,963          $44,494          $34,118          $32,435          $26,151

Income from continuing operations                    7,050            6,226            6,047            5,271            3,882

Basic earnings per share:
   Income from continuing operations (1)           $   .54          $   .47          $   .46          $   .41          $   .31
   Weighted average common shares                   13,106           13,165           13,077           13,012           12,695

Diluted earnings per share:
    Income from continuing operations (1)          $   .51          $   .45          $   .45          $   .39          $   .30
    Weighted average common and common
        equivalent shares                           13,769           13,789           13,517           13,449           13,038

Income from continuing operations
    (Excluding $1.7 million charge for
      acquisition expenses in 1999)                $ 7,050          $ 7,970          $ 6,047          $ 5,271          $ 3,882

Basic earnings per share:
   Income from continuing operations
      (Excluding $1.7 million charge for
      acquisition expenses in 1999) (1)            $   .54          $   .61          $   .46          $   .41          $   .31

Diluted earnings per share:
    Income from continuing operations
      (Excluding $1.7 million charge for
      acquisition expenses in 1999) (1)            $   .51          $   .58          $   .45          $   .39          $   .30

At December 31:                                      2000             1999             1998             1997             1996
------------------------------------------------------------------------------------------------------------------------------
Working capital                                    $36,975          $39,009          $32,221          $26,889          $21,362
Total assets                                        44,758           49,142           40,122           33,544           26,964
Long-term debt, less current portion                                                       6               18               30

Total stockholders' equity                         $39,468          $40,828          $34,180          $28,661          $23,234

(1) All per share amounts have been adjusted where appropriate, for the three-for-two stock split effected in September 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein as well as the section appearing in Item 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those associated with "design wins," changes in the product or customer mix of sales, delays in new product development, customer delays in qualification of products and delays in customer acceptance of new products.

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

OVERVIEW

Financial Information: All historical financial information contained herein has been restated to reflect the acquisition of MicroLegend Telecom Systems, Inc. which was accounted for as a pooling of interests during the fourth quarter 1999. Furthermore, per share amounts have been adjusted to reflect a three-for-two stock split effected in September 1999.

Net income for 2000 amounted to $7.0 million, or $.51 per share. Net income for 1999 amounted to $8.0 million, or $.58 per share excluding one-time acquisition expenses, and $6.2 million, or $.45 per share including these one-time acquisition expenses.

Beginning in 1994, the Company had contracts with various sub-contractors, including Lockheed Martin, to provide the U.S. Government with legacy LAN Interface products for various Navy programs. These contracts ended in June 2000. Revenue from these contracts amounted to $1.1 million in 2000 and $13.5 million in 1999.

Excluding legacy LAN product shipments to U.S. Government sub-contractors, revenue for 2000 was $37.9 million, compared to $31.0 million for 1999, a 22% increase. Total revenue for 2000 was $39.0 million, compared to $44.5 million for 1999.

At the end of 2000, the Company had $27.2 million in cash, cash equivalents and marketable securities and no long-term debt. For 2000, the Company generated income from operations, excluding depreciation and amortization (EBITDA) of $10.2 million, compared to $11.7 million in 1999, and cash from operating activities amounted to $5.9 million, compared to $7.7 million for 1999. Sales outside of North America amounted to $11.7 million and $7.0 million in 2000 and 1999, respectively.

Business Strategy: Performance Technologies provides packet-based telecommunications and networking products for the convergence of wireline, wireless and next-generation Internet Protocol (IP) networks. PTI's products are based on open system architectures and are generally integrated with its customer's network infrastructure products. The Company's products enable the network convergence of voice and data, the growth of the Internet and emerging broadband communications. The next-generation of wireless services based on these technologies will literally reshape how people send and receive information.

Management believes the most important measurement of progress in executing the Company's product and marketing strategies is the number of "design wins" realized with its customer base. A "design win" is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. During 2000, the Company received notification for more than twenty new design wins for its Signaling System 7 (SS7), IP Ethernet switch and network access products. In each of these design wins, the Company expects to provide products that play a key role in wireline, wireless and next-generation Internet Protocol networks. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. This can take twelve months, or more, to complete this process.

The Company's engineering efforts are directed toward developing three distinct product lines for these emerging markets: Signaling Gateways, IP Ethernet switching and network access products. The Company's products are targeted at customers in the following sectors: telecommunication equipment manufacturers, telecommunications service providers and operators, and international wireless carriers.

Signaling Gateway products: The Company's Signaling Gateway product line is comprised of SS7/IP Signaling Gateways designed for Voice-over-IP (VoIP) embedded computing platforms, and wireless applications such as roaming and transmission of SS7 messages delivered over IP networks. The SS7/IP Signaling Gateway products use an internally developed network-proven SS7 protocol stack.

In June 2000, the Company introduced its next-generation MicroLegend(R) 4000 Series Signaling Gateway, the first signaling gateway designed to meet the stringent reliability, performance and international interoperability demands of interfacing Internet Telephony networks with the Public Switched Telephone Network (PSTN). This new carrier-grade product is based on a contemporary industry-standard CompactPCI(R) (cPCI) architecture and can utilize a variety of the Company's network access and embedded IP Ethernet switch products. The gateway also provides users with a unique distributed SS7 software environment that enhances reliability and expandability.

The new MicroLegend 4000 Series Signaling Gateway was recognized as the Product of the Year by Communications Solutions magazine in early 2001.

Customers for the Company's signaling gateway products include Alcatel SA, Clarent Corporation, Ericsson Telecommunications, GTE Corporation, iBasis Inc., Motorola Corporation, Nortel Networks, Swisscom AG, Telcordia (Bellcore), and Tellabs Inc.

IP Ethernet switching products and the Compact Packet Switching Backplane: In August 2000, the Company introduced the CPC4400 embedded IP Ethernet switch, the market's first carrier-grade, Layer 3 Ethernet switch utilizing industry-standard CompactPCI hardware. The CPC4400 switch is built utilizing the Company's extensive experience in designing high availability LAN switching products and is specifically targeted at next-generation telecommunications applications. For system integrators launching next-generation IP network products, the CPC4400 delivers carrier-grade robustness and reliability along with the versatility of Ethernet, enabling an entirely new approach to system implementation.

With the introduction of the CPC4400 Ethernet switch, the Company also submitted a proposal for a new packet-switching backplane architecture to the PCI Industrial Computer Manufacturers Group (PICMG). The proposed architecture, called Compact Packet Switching Backplane (cPSB), overlays an Ethernet switching network on the CompactPCI architecture for embedded systems applications. cPSB dramatically improves scalability, while utilizing much of the technology that has been developed for local area networks (LANs) used extensively in enterprise applications. Building on this huge LAN knowledge pool and inexpensive technology base, the Company's vision has been to bring Ethernet technology to the embedded marketplace, targeted at telecommunications applications. The Company expects the new cPSB standard to be approved by mid-2001, a near record acceptance for a comprehensive shift in technology.

The Company's new CPC4400 IP Ethernet switch is the first switch product that supports the proposed cPSB specification. Applications for the CPC4400 product include all IP switching tasks associated with today's voice/fax-over-IP media gateways, signaling gateways, integrated access devices, DSL concentrators, multimedia gateway controllers or any other next-generation network element requiring prioritized handling of Ethernet traffic.

During 2000, the Company began shipments of the CPC4400 IP Ethernet switch to Clarent Corporation and by year-end had been awarded three additional "design wins" for this product. By March 2001, the Company had been awarded a total of six "design wins" for this product and more than twenty telecommunication equipment suppliers had ordered and received units for evaluation.

The new CPC4400 IP Ethernet switch received the Product of the Year Award from Internet Telephony magazine in early 2001.

Network Access products, Communications Server products and the Introduction of the IPnexus(TM) family of products: The Company's network access strategy includes products that enable voice and data communications with comprehensive solutions that comprise integrated hardware, software and subsystem elements operating in a variety of open system platforms. The Company's software supports Solaris(TM), Windows NT(TM), VxWorks and LINUX environments and an extensive suite of communication protocols including Frame Relay, SS7, X.25, HDLC and Radar Receiver.

In September 2000, the Company introduced two carrier-grade IPnexus access products. These two products, the CPC388 octal T1/E1/J1 adapter and the CPC395 dual T3/DS3 adapter, join the CPC4400 IP Ethernet Switch in the Company's IPnexus family. The IPnexus family of products, built to operate with cPSB, simplifies the way engineers design systems and enable telecom equipment manufacturers to create packet-based systems with reduced "time-to-market."

Target applications for these new access products include Time Division Multiplex (TDM) and trunk related tasks associated with wireline, wireless and IP telephony markets. This includes a broad range of embedded platforms built for VoIP media gateways, signaling gateways, softswitches, base station controllers, radio network controllers, HLRs/VLRs, enhanced service platforms and integrated access devices.

During 2000, the MPS800, an Internet Protocol (IP)/Wide Area Network (WAN) based communications server began shipping in production volumes to a number of customers. The MPS800 provides a cost-effective platform that is ideal for intelligent WAN bridging, T1/E1 multiplexing and remote WAN connectivity. The Company's extensive suite of WAN protocol software products is available on the MPS800.

Network access and communications server customers include ADC
Telecommunications, Inc., Alcatel SA, Compaq Corporation, Lucent Technologies Inc., Motorola Corporation, Sun Microsystems Inc., the U.S. National Weather Service and NAV Canada.

At the close of 2000, PTI marked the one-year anniversary since its acquisition of MicroLegend Telecom Systems in Ottawa, Canada. MicroLegend's success in providing Signaling Systems 7 (SS7) solutions for the public telephone network, IP networks and next-generation wireless network infrastructures has borne out to be the ideal complement to Performance Technologies' network access, protocol software and IP Switch products. Combining the strengths, experience and technologies of the individual companies has elevated PTI to a prominent position in the telecommunications marketplace.

Forward-Looking Guidance:
The following are forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those Regulations:

PTI supplies products to telecommunications and broadband equipment suppliers that are integrated into current and next-generation network infrastructure. Design wins reach production volumes at varying rates, typically beginning twelve months after the design win occurs. A variety of risks such as schedule delays, cancellations and changes in customer markets can adversely affect a design win before production is reached or during deployment.

PTI's management continues to be optimistic about the Company's prospects for 2001, particularly during the second half of the year when a number of the customers, who represented design wins during 2000, are expected to begin ordering product in volume. Furthermore, the Company is currently seeing significant interest for its new products directed at next-generation network applications such as Voice-over-IP, 3G wireless and broadband infrastructure.

However, beginning in November 2000, many of PTI's customers, who are large telecom equipment suppliers, have made cautious statements regarding their business prospects in the near term and for 2001. Given the change in economic conditions during the latter months of 2000 and the cautious statements made by our customers, management has modified its strategy for 2001. Revenue growth expectations are being adjusted to be between 22% and 27% for 2001 and at the same time, spending plans have been reduced to match this new outlook. As we enter the year, PTI will selectively, rather than broadly, increase investments in sales, marketing and engineering, especially during the first half of 2001, while monitoring the economic climate. Diluted earnings per share is expected to increase by 20% to 25%, from the $.51 per share reported in 2000.

The corporate income tax rate is expected to be 33% for 2001.

RESULTS OF OPERATIONS

The following table sets forth for the years indicated certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report:

                                                               YEAR ENDED DECEMBER 31,
                                                      2000             1999             1998
                                                      ----             ----             ----
Sales                                                100.0%           100.0%           100.0%
Cost of goods sold                                    35.3             34.1             40.0
                                                     -----            -----            -----
Gross profit                                          64.7             65.9             60.0
                                                     -----            -----            -----

Operating expenses:
   Selling and marketing                              12.6             13.0             13.0
   Research and development                           22.9             17.8             15.0
   General and administrative                          6.4              8.4              8.9
   Acquisition charges                                                  3.9
                                                     -----            -----            -----
         Total operating expenses                     41.9             43.1             36.9
                                                     -----            -----            -----
Income from operations                                22.8             22.8             23.1

Other income, net                                      5.0              3.3              3.8
                                                     -----            -----            -----
Income before income taxes                            27.8             26.1             26.9

Provision for income taxes                             9.7             12.1              9.2
                                                     -----            -----            -----
   Net income                                         18.1%            14.0%            17.7%
                                                     =====            =====            =====

Excluding one-time acquisition expenses:
Income before income taxes
  (Excluding $1.7 million charge for
      acquisition expenses in 1999)                   27.8%            30.0%            26.9%

Provision for income taxes                             9.7             12.1              9.2
                                                     -----            -----            -----
   Adjusted net income                                18.1%            17.9%            17.7%
                                                     =====            =====            =====

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

Sales. Total revenue for 2000 was $39.0 million, compared to $44.5 million for 1999. For the years indicated, the Company's sales are in one product segment and are grouped into four product categories: SS7 and Network Access products, U.S. Government/LAN interface products, IP Switching products and Other products.

SS7 and Network Access products: Revenue for this group, which includes the Signaling Gateway, Channel7(TM) and network access products, increased 29% to $32.1 million in 2000, compared to $24.9 million for 1999. The Company broadened its Signaling Gateway product line, enhanced its Channel7 products and developed several new cPCI network access products during 2000. Management expects this product group to be the key revenue growth driver for the Company.

U.S. Government/LAN interface products: Revenue from these U.S. Government projects amounted to $1.1 million and $13.5 million in 2000 and 1999, respectively. Beginning in 1994, the Company had contracts with various sub-contractors, including Lockheed Martin, to provide the U.S. Government with legacy LAN Interface products for various Navy programs. These contracts ended in June 2000. At the present time, PTI does not expect any new follow-on orders for these U.S. Government projects.

IP Switching products: Revenue from this new embedded IP switch product was not meaningful for 2000. In August 2000, the Company introduced the CPC4400 embedded IP Ethernet switch, the market's first carrier-grade, Layer 3 Ethernet switch utilizing industry-standard cPCI hardware.

Other product revenue: Revenue from other products amounted to $5.4 million and $6.1 million in 2000 and 1999, respectively. Other products include the Company's legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis. Management expects revenue from these products to continue to decline during 2001 as these technologies are replaced.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit amounted to $25.2 million and $29.3 million in 2000 and 1999, respectively. Gross margin was 65% and 66% of sales in 2000 and 1999, respectively.

Total Operating Expenses. Total operating expenses amounted to $16.3 million and $19.2 million in 2000 and 1999, respectively. As a percentage of sales, total operating expenses increased to 41.9% in 2000, from 39.2% in 1999, excluding one-time acquisition charges of $1.7 million. During 2000, the Company increased its investment in research and development to develop new signaling gateway and embedded IP Ethernet switch products, and reduced its general and administrative expenses.

Selling and marketing expenses amounted to $4.9 million and $5.8 million in 2000 and 1999, respectively. As a percentage of revenue, sales and marketing expenses were reduced slightly in 2000 in order to increase the investment in new product development. In late 1999, the allowance for doubtful accounts was increased by $.5 million due to a significant OEM customer closing their doors for business in January 2000.

Research and development expenses increased to $8.9 million, or 23% of sales in 2000, compared to $7.9 million, or 18% of sales in 1999. The market for next-generation network products expanded considerably as wireline and wireless IP networks became more widely deployed during 2000 and the Company invested significantly in the development of new products in order to be positioned as a leading supplier in this market.

General and administrative expense amounted to $2.5 million, or 6% of sales in 2000, compared to $3.8 million (excluding one-time acquisition charges) or 8% of sales in 1999. The majority of this expense decline is attributable to no management incentive bonus being earned in 2000. In 1999, acquisition charges of $1.7 million consisted primarily of fees for investment bankers, attorneys, accountants and other related charges.

Other Income, net. Other income consists primarily of interest income from cash equivalents and marketable securities. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income Taxes. The provision for income taxes for 2000 is based upon the combined federal and state effective tax rate of 35%, compared to 46% in 1999. The year 2000 was PTI's first full year with Canadian operations. Based on operational decisions implemented during 2000, PTI was able to take advantage of certain Canadian tax incentives that began benefiting the Company in 2000. For 1999, the net effective tax rate is much higher than normal primarily due to non-deductible acquisition charges.

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

Sales. Sales for 1999 increased 30% to $44.5 million, compared to $34.1 million for 1998. For the years indicated, the Company's sales are in one product segment and are grouped into four product categories: WAN communications products, LAN interface products, Network Switching products, and Other products.

WAN communication product revenue, which included the Channel7 and Signaling Gateway products, increased to $24.9 million for 1999, compared to $21.4 million in 1998. The Company developed several new cPCI WAN products, the Channel7 product and broadened the Signaling Gateway product line during 1999.

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

Other product revenues amounted to $4.8 million in 1999, compared to $6.7 million in 1998. Other products include the Company's older/legacy products previously grouped in Network System products, Mass Storage Interface products and Inter-system Connectivity products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross Profit. Gross profit consists of sales, less cost of goods sold including materials costs, manufacturing expenses and amortization of software development costs. Gross profit in 1999 increased by $8.8 million to $29.3 million, from $20.5 million in 1998. Gross margin improved to 66% of sales in 1999, compared to 60% in 1998. Gross margin on the WAN, LAN and Other products improved during 1999 primarily due to manufacturing efficiencies based on higher volumes and rising sales of separately priced communications software. Gross margin on Signaling Gateway products improved to approximately 80% in 1999, compared to 67% in 1998 due to the increased value-added for the software in the product. Gross margin on the Nebula network switch subsystems products approximated 40% in 1999.

Total Operating Expenses. Total operating expenses increased to $19.2 million for 1999, from $12.6 million for 1998. As a percentage of sales, total operating expenses increased from 36.9% in 1998 to 39.2% in 1999, excluding one-time acquisition charges of $1.7 million. As a percentage of sales, the Company increased its investment in research and development during 1999 and reduced its general and administrative expenses.

Selling and marketing expenses increased to $5.8 million in 1999, from $4.4 million in 1998, or 13% of sales in 1999 and 1998. The allowance for doubtful accounts was increased by $.5 million in late 1999 due to a significant OEM customer closing their doors for business in January 2000. This customer did $1.3 million in business with the Company during 1999.

Research and development expenses increased to $7.9 million, or 18% of sales in 1999, compared to $5.1 million, or 15% of sales in 1998. During 1999, significant development efforts were focused on bringing new products to market including new cPCI WAN products, Channel7, the Nebula 8000 and the Signaling Gateway products. The Company's engineering staff, including MicroLegend, increased by 21 people, to 87 engineers at the end of 1999. The increase in research and development expenses for 1999 is primarily attributable to these factors.

General and administrative expense, excluding one-time acquisition charges, increased to $3.8 million, or 8% of sales in 1999, compared to $3.0 million, or 9% of sales in 1998. Acquisition charges of $1.7 million consisted primarily of fees for investment bankers, attorneys, accountants and other related charges.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's primary source of liquidity included cash and cash equivalents of $17.2 million, marketable securities of $10.0 million and available borrowings of $5.0 million under a bank revolving credit facility. No amounts were outstanding under this credit facility as of December 31, 2000. The Company had working capital of $37.0 million and $39.0 million at December 31, 2000 and 1999, respectively.

Cash generated by operating activities was $5.9 million, $7.7 million and $6.5 million in 2000, 1999 and 1998, respectively.

During 2000, cash provided by investing activities was $9.8 million. Investing activities included the purchase of marketable securities of $18.0 million, the maturity of marketable securities of $30.0 million, and capital equipment purchases of $1.4 million. Capital equipment purchases consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. In addition, the Company capitalizes certain software development costs. Amounts capitalized and included within investing activities were $.8 million, $.2 million and $.8 million in 2000, 1999 and 1998, respectively.

In March 1998, the Board of Directors authorized the repurchase of up to $5.0 million of the Company's Common Stock. The Company repurchased a total of 45,000 shares at a total cost of $.9 million during 1999 and 78,000 shares at a total cost of $.7 million in 1998. During December 1999, the Board of Directors withdrew the common stock buy-back program. In August 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's Common Stock. During 2000, the Company repurchased a total of 658,000 shares at a total cost of $8.8 million and completed this repurchase program in March 2001. In March 2001, the Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock.

Notes:   Solaris is a trademark of Sun Microsystems, Inc.
         Windows NT is a trademark of Microsoft Corporation.
         IPnexus, Channel7 and MicroLegend are trademarks of Performance Technologies, Inc.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

Index to Financial Statements:                                                                            Page
                                                                                                          ----
   Report of Independent Accountants                                                                        22
   Consolidated Balance Sheets at December 31, 2000 and 1999                                                23
   Consolidated Statements of Income for the Three Years Ended December 31, 2000                            24
   Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended
      December 31, 2000                                                                                     25
   Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2000                        26
   Notes to Consolidated Financial Statements                                                               27

Index to Financial Statement Schedules:
All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Performance Technologies, Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York
February 5, 2001

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                     DECEMBER 31,
                                                                                             2000                   1999
                                                                                         ------------           -----------
Current assets:
   Cash and cash equivalents                                                             $ 17,187,000           $ 9,792,000
   Marketable securities                                                                    9,995,000            22,007,000
   Accounts receivable, net                                                                 7,393,000             9,474,000
   Inventories, net                                                                         5,788,000             3,910,000
   Prepaid expenses and other                                                                 745,000               684,000
   Deferred taxes                                                                             679,000             1,129,000
                                                                                         ------------           -----------
       Total current assets                                                                41,787,000            46,996,000

Equipment and improvements, net                                                             2,119,000             1,695,000
Software development, net                                                                     852,000               451,000
                                                                                         ------------           -----------
       Total assets                                                                      $ 44,758,000           $49,142,000
                                                                                         ============           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current
debt                                                                                     $                      $     6,000
   Accounts payable                                                                         1,347,000               904,000
   Income taxes payable                                                                       219,000             1,990,000
   Accrued expenses                                                                         3,246,000             5,087,000
                                                                                         ------------           -----------
       Total current liabilities                                                            4,812,000             7,987,000

Deferred taxes                                                                                478,000               327,000
                                                                                         ------------           -----------
       Total liabilities                                                                    5,290,000             8,314,000
                                                                                         ------------           -----------

Stockholders' equity:
   Preferred stock-$.01 par value; 1,000,000 shares
     authorized; none issued
   Common stock-$.01 par value; 50,000,000 and 15,000,000 shares authorized at
     December 31, 2000 and 1999, respectively; 13,260,038 and 13,186,526 shares
     issued at December 31, 2000 and 1999, respectively                                       133,000               132,000
   Additional paid-in capital                                                              12,375,000            12,665,000
   Retained earnings                                                                       35,053,000            28,003,000
   Treasury stock-at cost, 598,313 shares                                                  (8,042,000)
   Cumulative translation adjustments                                                         (51,000)               28,000
                                                                                         ------------           -----------
       Total stockholders' equity                                                          39,468,000            40,828,000
                                                                                         ------------           -----------
       Total liabilities and stockholders' equity                                        $ 44,758,000           $49,142,000
                                                                                         ============           ===========







   The accompanying notes are an integral part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                      YEAR ENDED DECEMBER 31,
                                                          2000                 1999                 1998
                                                       -----------          -----------          -----------
Sales                                                  $38,963,000          $44,494,000          $34,118,000
Cost of goods sold                                      13,768,000           15,174,000           13,629,000
                                                       -----------          -----------          -----------
Gross profit                                            25,195,000           29,320,000           20,489,000
                                                       -----------          -----------          -----------

Operating expenses:
   Selling and marketing                                 4,889,000            5,767,000            4,434,000
   Research and development                              8,926,000            7,906,000            5,121,000
   General and administrative                            2,497,000            3,756,000            3,039,000
   Acquisition charges                                                        1,744,000
                                                       -----------          -----------          -----------
       Total operating expenses                         16,312,000           19,173,000           12,594,000
                                                       -----------          -----------          -----------
Income from operations                                   8,883,000           10,147,000            7,895,000

Other income, net                                        1,947,000            1,478,000            1,293,000
                                                       -----------          -----------          -----------
Income before income taxes                              10,830,000           11,625,000            9,188,000

Provision for income taxes                               3,780,000            5,399,000            3,141,000
                                                       -----------          -----------          -----------
       Net income                                      $ 7,050,000          $ 6,226,000          $ 6,047,000
                                                       ===========          ===========          ===========


Basic earnings per share                               $       .54                $. 47                $. 46
                                                       ===========          ===========          ===========

Diluted earnings per share                             $       .51                $. 45                $. 45
                                                       ===========          ===========          ===========


Net income available to common stockholders            $ 7,050,000          $ 6,226,000          $ 6,047,000
                                                       ===========          ===========          ===========

Weighted average number of common shares used
   in basic earnings per share                          13,105,953           13,164,903           13,076,897
Common equivalent shares                                   663,080              623,976              440,096
                                                       -----------          -----------          -----------
Weighted average number of common shares used
   in diluted earnings per share                        13,769,033           13,788,879           13,516,993
                                                       ===========          ===========          ===========




   The accompanying notes are an integral part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                             Additional                                     Other
                                     Common Stock             Paid-in        Retained       Treasury    Comprehensive
                               Shares          Amount         Capital        Earnings         Stock         Income         Total
                             ----------     -----------     ------------    -----------    -----------     --------     -----------
Balance -
  January 1, 1998             9,580,464         $96,000      $13,033,000    $15,730,000      $(158,000)    $(40,000)    $28,661,000

1998 Net income                                                               6,047,000                                   6,047,000
Currency translation
   adjustment                                                                                                35,000          35,000
Exercise of options              51,680           1,000          101,000                                                    102,000
Tax benefit option plan                                           94,000                                                     94,000
Purchase of treasury
   stock - 119,445 shares                                                                     (759,000)                    (759,000)
                             ----------     -----------     ------------    -----------    -----------     --------     -----------
Balance -
  December 31, 1998           9,632,144          97,000       13,228,000     21,777,000       (917,000)      (5,000)     34,180,000

1999 Net income                                                               6,226,000                                   6,226,000
Currency translation
   adjustment                                                                                                33,000          33,000
Exercise of options               4,500                          928,000                       334,000                    1,262,000
Issuance of options                                              715,000                                                    715,000
Tax benefit option plan                                           62,000                                                     62,000
Three-for-two stock split     3,735,056          37,000          (37,000)
Purchase of treasury
   stock - 91,584 shares                                                                    (1,650,000)                  (1,650,000)
Retirement of treasury
   stock                       (185,174)         (2,000)      (2,231,000)                    2,233,000
                             ----------     -----------     ------------    -----------    -----------     --------     -----------

Balance -
  December 31, 1999          13,186,526         132,000       12,665,000     28,003,000                      28,000      40,828,000

2000 Net income                                                               7,050,000                                   7,050,000
Currency translation
   adjustment                                                                                               (79,000)        (79,000)
Exercise of options
   and warrants                  73,512           1,000         (304,000)                      783,000                      480,000
Tax benefit option plan                                           14,000                                                     14,000
Purchase of treasury
   stock - 658,200 shares                                                                   (8,825,000)                  (8,825,000)
                             ----------     -----------     ------------    -----------    -----------     --------     -----------
Balance -
   December 31, 2000         13,260,038     $   133,000     $ 12,375,000    $35,053,000    $(8,042,000)    $(51,000)    $39,468,000
                             ==========     ===========     ============    ===========    ===========     ========     ===========






   The accompanying notes are an integral part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED DECEMBER 31,
                                                                           2000                   1999                   1998
                                                                       ------------           ------------           ------------
Cash flows from operating activities
   Net income                                                          $  7,050,000           $  6,226,000           $  6,047,000
   Non-cash adjustments:
     Depreciation and amortization                                        1,313,000              1,545,000              1,208,000
     Provision for bad debts                                                (70,000)               602,000                 23,000
     Reserve for inventory obsolescence                                   1,027,000                779,000                802,000
     Deferred income taxes                                                  595,000               (764,000)                45,000
     Compensation expense                                                                          715,000

   Changes in operating assets and liabilities:
     Accounts receivable                                                  2,131,000             (4,255,000)              (344,000)
     Inventories                                                         (2,915,000)              (228,000)            (1,934,000)
     Prepaid expenses and other                                             (63,000)               410,000               (345,000)
     Accounts payable and accrued expenses                               (1,407,000)             1,210,000                631,000
     Income taxes payable                                                (1,760,000)             1,434,000                409,000
                                                                       ------------           ------------           ------------
       Net cash provided by operating activities                          5,901,000              7,674,000              6,542,000
                                                                       ------------           ------------           ------------

Cash flows from investing activities
   Purchases of equipment and improvements, net                          (1,348,000)            (1,047,000)              (748,000)
   Capitalized software development                                        (819,000)              (168,000)              (761,000)
   Purchase of marketable securities                                    (17,988,000)           (23,007,000)            (5,698,000)
   Maturities of marketable securities                                   30,000,000              1,000,000             18,010,000
                                                                       ------------           ------------           ------------

          Net cash provided (used) by investing activities                9,845,000            (23,222,000)            10,803,000
                                                                       ------------           ------------           ------------

Cash flows from financing activities
   Repayment of debt                                                         (6,000)               (12,000)               (12,000)
   Exercise of stock options                                                480,000                543,000                 79,000
   Purchase of treasury stock                                            (8,825,000)              (932,000)              (736,000)
                                                                       ------------           ------------           ------------

       Net cash used by financing activities                             (8,351,000)              (401,000)              (669,000)
                                                                       ------------           ------------           ------------

         Net increase (decrease) in cash and cash equivalents             7,395,000            (15,949,000)            16,676,000

Cash and cash equivalents at beginning of year                            9,792,000             25,741,000              9,065,000
                                                                       ------------           ------------           ------------

Cash and cash equivalents at end of year                               $ 17,187,000           $  9,792,000           $ 25,741,000
                                                                       ============           ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                          $                      $     15,000           $      4,000
Income taxes paid                                                      $  5,005,000           $  4,319,000           $  2,827,000

Non-cash financing activity:
  Exercise of stock options using 100, 46,849 and 1,800
    shares of common stock in 2000, 1999 and 1998,
    respectively                                                       $      4,000           $    718,000          $      23,000


   The accompanying notes are an integral part of these financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------

THE COMPANY: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company designs, develops, manufactures and markets telecommunications and networking products that enable the convergence of wireline, wireless and next-generation Internet Protocol networks.

SEGMENT DATA, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS: The Company operates in one industry segment. Export sales to customers outside North America represent 30%, 16% and 21% of sales for the years ended December 31, 2000, 1999 and 1998, respectively. For 2000, 1999 and 1998, four customers accounted for approximately 32%, 43% and 31%, respectively, of sales, with no single customer representing greater than 12%, 23% and 11%, respectively, of sales.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Effective December 10, 1999, the Company merged with MicroLegend Telecom Systems, Inc. (MicroLegend), which has been accounted for as a pooling of interests and accordingly all prior period consolidated financial statements have been restated to include the combined results (Note B). All inter-company transactions have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximates their fair value at December 31, 2000, as the maturity of these instruments are generally short term.

CASH EQUIVALENTS: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (CONTINUED)
         -----------

MARKETABLE SECURITIES: The Company has classified all of its marketable debt securities as held to maturity and has accounted for these investments at amortized cost. Accordingly, no adjustment for unrealized holding gains or losses has been reflected in the financial statements. Marketable securities classified as held to maturity are high credit quality securities in accordance with the investment policy.

INVENTORIES: Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

REVENUE RECOGNITION: The Company adopted the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," for 2000. In doing so, the Company did not incur any adjustments to revenue. Revenue is recognized upon product shipment. Revenue from arrangements for software systems requiring significant production, modification, or customization of software is recognized over the contract period as performance milestones are fulfilled. Revenue from consulting and other services is recognized at the time the services are rendered. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. Revenue from software maintenance contracts is recognized ratably over the contractual period, or as the service is performed.

EQUIPMENT AND IMPROVEMENTS: Equipment and improvements are recorded at cost reduced by accumulated depreciation. Depreciation is provided for using the straight-line method over the following estimated useful lives:

     Engineering equipment and software           3-5 years
     Manufacturing equipment                      3-5 years
     Furniture and equipment                      3-5 years
     Leasehold improvements                       the lesser of 10 years or the lease term

Upon retirement or disposal of an asset, the asset and the related accumulated depreciation are eliminated from the accounts with gains or losses included as a component of "Other income" in the Consolidated Statements of Income.

LONG-LIVED ASSETS: The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets." During 1998, the Company recorded a charge for the remaining amount of unamortized goodwill as its value had significantly decreased. Amortization expense for goodwill was $123,000 for 1998.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

ADVERTISING: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $244,000, $254,000 and $306,000 for 2000, 1999 and 1998,
respectively.

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

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------------
         (CONTINUED)
         -----------

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

NOTE B - BUSINESS COMBINATION
         --------------------

On December 10, 1999, MicroLegend Telecom Systems, Inc. was merged with and into a subsidiary of the Company, and approximately 2,166,000 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of MicroLegend. MicroLegend develops and markets Signaling System 7 (SS7) telecommunications gateway products that provide signaling and control for wireless, voice-over-IP and other packet applications. The merger has been accounted for as a pooling of interests under APB Opinion No. 16, "Business Combinations." Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of MicroLegend as though it had always been a part of the Company.

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                            Nine months ended         Year ended
                                              September 30,          December 31,
                                                  1999                  1998
                                              ------------           -----------
                                              (unaudited)
Revenue:
   Performance Technologies, Inc.             $ 28,060,000           $30,202,000
   MicroLegend Telecom Systems, Inc.             3,539,000             3,916,000
                                              ------------           -----------
                                              $ 31,599,000           $34,118,000
                                              ============           ===========

Net income (loss):
   Performance Technologies, Inc.             $  5,665,000           $ 5,783,000
   MicroLegend Telecom Systems, Inc.              (952,000)              264,000
                                              ------------           -----------
                                              $  4,713,000           $ 6,047,000
                                              ============           ===========

During the year ended December 31, 1999, the Company recorded a charge to operating expenses of approximately $1.7 million, or $.12 per common share, for costs pertaining to the merger transaction.

NOTE C - ACCOUNTS RECEIVABLE, NET
         ------------------------

Accounts receivable consisted of the following:

                                                         At December 31,
                                                   2000                   1999
                                                -----------           ------------
Accounts receivable                             $ 7,579,000           $ 10,269,000
Less:  allowance for doubtful accounts             (186,000)              (795,000)
                                                -----------           ------------
      Net                                       $ 7,393,000           $  9,474,000
                                                ===========           ============

NOTE D - INVENTORIES, NET
         ----------------

Inventories consisted of the following:

                                                            At December 31,
                                                      2000                  1999
                                                   -----------           -----------
Purchased parts and components                     $ 2,656,000           $ 1,822,000
Work in process                                      3,959,000             2,893,000
Finished goods                                         297,000               113,000
                                                   -----------           -----------
                                                     6,912,000             4,828,000
Less:  reserve for inventory obsolescence           (1,124,000)             (918,000)
                                                   -----------           -----------
      Net                                          $ 5,788,000           $ 3,910,000
                                                   ===========           ===========

NOTE E - EQUIPMENT AND IMPROVEMENTS, NET
         -------------------------------

Equipment and improvements consisted of the following:

                                                                   At December 31,
                                                             2000                  1999
                                                          -----------           -----------
Engineering equipment and software                        $ 3,504,000           $ 2,839,000
Manufacturing equipment                                     1,345,000             1,332,000
Furniture and equipment                                     1,268,000             1,254,000
Leasehold improvements                                        143,000               130,000
                                                          -----------           -----------
                                                            6,260,000             5,555,000
Less:  accumulated depreciation and amortization           (4,141,000)           (3,860,000)
                                                          -----------           -----------
       Net                                                $ 2,119,000           $ 1,695,000
                                                          ===========           ===========

Total depreciation and amortization expense for equipment and improvements for 2000, 1999 and 1998 was $894,000, $775,000 and $582,000, respectively.

NOTE F - ACCRUED EXPENSES
         ----------------

Accrued expenses consisted of the following:

                                              At December 31,
                                          2000                1999
                                       ----------          ----------
Accrued compensation                   $1,143,000          $2,702,000
Accrued professional services             416,000           1,030,000
Deferred revenue                          793,000             404,000
Other accrued expenses                    894,000             951,000
                                       ----------          ----------
      Total                            $3,246,000          $5,087,000
                                       ==========          ==========

NOTE G - CREDIT AGREEMENTS
         -----------------

At December 31, 2000, the Company had a revolving credit loan agreement with a bank under which it can borrow up to $5 million. Borrowings bear interest ranging either at the bank's prime rate or one month LIBOR plus applicable basis points as outlined in the agreement. Borrowings are collateralized by trade accounts receivable, inventory, equipment, contract rights and intangibles. The agreement requires the Company to meet certain financial and non-financial covenants. The Company was in compliance with such covenants at December 31, 2000. There were no balances outstanding under this agreement at December 31, 2000 and 1999. The annual fee on the credit loan agreement is immaterial.

NOTE H - COMMITMENTS
         -----------

The Company leases facilities and equipment under operating leases. Under the terms of the facility lease in Rochester, NY, which expires in November 2001, the Company agrees to pay an annual rental of $270,000 with an adjustment each year based upon the Consumer Price Index. The Company is also required to pay their pro rata share of the real property taxes and assessments, expenses and other charges associated with this facility. The Company is in the process of finalizing the lease agreement for its new Rochester, N.Y. corporate headquarters and manufacturing facility. The Company has leased facilities in its other operating locations in North America that expire between 2002 through 2005.

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 2000 are as follows:

                                                                                Operating Leases
                                                                                ----------------
          2001                                                                     $  463,000
          2002                                                                        458,000
          2003                                                                        191,000
          2004                                                                        125,000
          2005                                                                         21,000
                                                                                   ----------
Total minimum lease payments                                                       $1,258,000
                                                                                   ==========

Rental expense amounted to $830,000, $787,000 and $590,000 for 2000, 1999 and
1998, respectively.

NOTE I - STOCKHOLDERS' EQUITY
         --------------------

On February 9, 2000, the stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized common shares, from 15 million shares to 50 million shares.

In August 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's Common Stock. During 2000, the Company repurchased a total of 658,200 shares at a total cost of $8,825,000.

Pursuant to a stock repurchase program authorized by the Board of Directors in 1998, the Company repurchased 44,735 and 78,437 of its common shares in 1999 and 1998, respectively. The total cost of repurchasing such shares was $932,000 and $736,000 in 1999 and 1998, respectively. On December 10, 1999, the Company terminated the stock repurchase program. In connection with the business combination with MicroLegend Telecom Systems, Inc., the Company retired 185,174 shares of Treasury stock, at an average cost of $12.06 per share for a total cost of $2.2 million.

The Company declared a three-for-two stock split of its common stock effected in the form of 50% stock dividend on the outstanding shares payable to shareholders of record as of August 26, 1999, with a distribution date of September 1, 1999. Basic and diluted earnings per share, weighted average number of shares outstanding and all applicable footnotes have been adjusted to reflect the aforementioned stock split. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provided for the issuance of additional shares due to the declaration of the stock split. An amount equal to the par value of the common shares issued was transferred from capital in excess of par value to the common stock account.

NOTE J - STOCK OPTION PLAN
         -----------------

In 1986, the Company established an Incentive Stock Option Plan pursuant to which the Board of Directors reserved 2,700,000 shares of common stock for grant. On February 9, 2000, the stockholders approved an amendment to the Stock Option Plan to increase, by 500,000 shares, the number of authorized shares that may be issued pursuant to this Plan. Options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plan generally expire five or six years from the date of grant and generally vest over three, four or five years.

With respect to non-qualified options, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock. Tax benefits related to such non-qualified stock options are credited to additional paid-in capital.

The following table summarizes stock option activity under this plan:

                                                                        Weighted-Average            Option
                                                 Number of Shares        Exercise Price           Price Range
                                                 ----------------        --------------           -----------
Outstanding at January 1, 1998                         860,252                $4.60               $.89- $8.67
Granted                                                228,375                $9.23              $6.17- $9.75
Exercised                                              (77,520)               $1.31               $.89- $5.05
Expired                                                 (1,500)               $8.67                     $8.67
                                                     ---------               ------              ------------
Outstanding at December 31, 1998                     1,009,607                $5.89              $1.01- $9.75
Granted                                                385,375               $13.60              $8.15-$18.75
Exercised                                             (253,164)               $4.91              $1.22- $9.75
Expired                                                (26,400)               $8.49              $1.22- $9.17
                                                     ---------               ------              ------------
Outstanding at December 31, 1999                     1,115,418                $8.72              $1.22-$18.75
Granted                                                526,375               $15.14              $9.00-$28.75
Exercised                                              (77,249)               $5.38              $1.22- $9.75
Expired                                                (64,013)              $14.09              $5.94-$28.75
                                                     ---------               ------              ------------
Outstanding at December 31, 2000                     1,500,531               $10.91              $4.44-$28.75
                                                     =========               ======              ============

At December 31, 2000, 677,951 options were vested and 735,695 options were available for future grant under the stock option plan. During 2000, warrants totaling 56,250, issued at fair market value in 1995, were exercised at an exercise price of $1.22 per share. At December 31, 2000, 56,250 warrants were held by one of the Company's directors at an exercise price of $1.22 per share. The remaining warrants were exercised in January 2001.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the stock option plan been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts of $4,570,000, $4,765,000 and $4,881,000, respectively. Basic earnings per share would have been reduced to the pro forma amounts of $.35, $.36 and $.37, respectively. Diluted earnings per share would have been reduced to the pro forma amounts of $.33, $.34 and $.36, respectively. The assumption regarding the stock options issued in 2000, 1999 and 1998 was that 33% of such options vested annually. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: Dividend yield of 0%; expected volatility of 63%, 65% and 62%; risk-free interest rate of 6.2%, 5.4% and 5.5%; and expected lives of three years in 2000 and 1999 and five years in 1998, respectively.

NOTE K - STOCKHOLDER RIGHTS PLAN
         -----------------------

On October 27, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan. Under this plan, one Preferred Stock Purchase Right was distributed as a dividend for each share of Common Stock held by the stockholders of record as of the close of business of November 8, 2000. Until the occurrence of certain events, the Rights are traded as a unit with the Common Stock. Each Right will separate and entitle stockholders to buy stock upon the occurrence of certain events generally related to the change of control of the Company as defined in the Plan. The Rights become exercisable ten days after either (1) an "Acquiring Person" acquires or commences a tender offer to acquire 15% or more of the Company's Common Stock, or (2) an "Adverse Person" has acquired 10% or more of the Company's Common Stock and the Board determines this person is likely to cause pressure on the Company to enter into a transaction that is not in the Company's best long-term interest. All Rights not held by an Acquiring Person or an Adverse Person become rights to purchase from the Company one one-thousandth of one share of Preferred Stock at an initial exercise price of $110 per Right. Each Right entitles the holder of that Right to purchase the equivalent of $220 worth of the Company's Common Stock for $110. If after such an event the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in the surviving entity.

The Company may redeem the Rights for $.001 each. The Rights Plan expires on November 1, 2010 or can be modified or terminated, at the option of the Board of Directors.

NOTE L - INCOME TAXES
         ------------

Pre-tax earnings and provision for income taxes consisted of the following for the years ended December 31, 2000, 1999 and 1998:

                                         2000                  1999                  1998
                                      -----------          ------------           -----------
Pre-tax earnings:
   United States                      $ 9,784,000          $ 12,065,000           $ 8,929,000
   Outside United States                1,046,000              (440,000)              259,000
                                      -----------          ------------           -----------


   Total pre-tax earnings             $10,830,000          $ 11,625,000           $ 9,188,000
                                      ===========          ============           ===========

The provisions for income taxes were as follows:

Current income taxes                     2000                  1999                  1998
                                      -----------          ------------           -----------
   Federal                            $ 2,874,000          $  4,603,000           $ 2,711,000
   State                                  288,000               765,000               450,000
   Foreign                                 99,000               610,000               (40,000)
                                      -----------          ------------           -----------
                                        3,261,000             5,978,000             3,121,000
Deferred provision (benefit)              519,000              (579,000)               20,000
                                      -----------          ------------           -----------
   Total provision                    $ 3,780,000          $  5,399,000           $ 3,141,000
                                      ===========          ============           ===========

Reconciliation of the statutory U.S. federal income tax rate to effective rates were as follows:

                                                   2000                  1999                  1998
                                                -----------          ------------           -----------
Federal income tax at statutory rate               34.0%                35.0%                  34.0%
State tax provision, net of federal benefit         1.8                  4.2                    3.3
Acquisition charges                                                      6.0
Other                                               (.9)                 1.2                   (3.1)
                                                   ----                 ----                   ----
   Effective tax rate                              34.9%                46.4%                  34.2%
                                                   ====                 ====                   ====

The net deferred income tax balance consists of the following:

                                                                                 At December 31,
Deferred tax liabilities                                                    2000                 1999
------------------------                                                  ---------           -----------
Capitalized software development cost, net                                $(321,000)          $  (189,000)
Difference in tax basis of assets                                           (84,000)             (138,000)
Investment tax credit                                                       (73,000)
                                                                          ---------           -----------
   Total deferred tax liabilities                                         $(478,000)          $  (327,000)
                                                                          ---------           -----------

Deferred tax assets
-------------------
Accrued vacation, payroll and other accrued expenses                      $ 108,000           $   550,000
Inventory obsolescence reserve and other inventory related items            427,000               213,000
Bad debt reserve                                                             55,000               279,000
Research tax credits                                                         17,000                 6,000
Other                                                                        72,000                81,000
                                                                          ---------           -----------
   Total deferred tax assets                                                679,000             1,129,000
                                                                          ---------           -----------
     Net deferred tax asset                                               $ 201,000           $   802,000
                                                                          =========           ===========

As of December 31, 2000, no deferred taxes have been provided on the undistributed earnings of its Canadian subsidiary, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

NOTE M - RESEARCH AND SOFTWARE DEVELOPMENT COSTS
         ---------------------------------------

The Corporation incurred research and software development costs relating to the development of new products as follows:

                                                            2000                  1999                   1998
                                                         -----------           -----------           -----------
Gross expenditures for engineering and software
   development                                           $ 9,745,000           $ 8,074,000           $ 5,938,000
Less:  amounts capitalized                                  (819,000)             (168,000)             (817,000)
                                                         -----------           -----------           -----------
   Net charged to operating expenses                     $ 8,926,000           $ 7,906,000           $ 5,121,000
                                                         ===========           ===========           ===========

Software Development costs consisted of the following:

                                                         At December 31,
                                                    2000                  1999
                                                -----------           -----------
Capitalized software development costs          $ 3,548,000           $ 2,729,000
Less:  accumulated amortization                  (2,696,000)           (2,278,000)
                                                -----------           -----------
   Net                                          $   852,000           $   451,000
                                                ===========           ===========

Amortization of software development costs included in cost of goods sold was $419,000, $770,000, and $503,000 for 2000, 1999 and 1998, respectively.

NOTE N - EMPLOYEE BENEFIT PLANS
         ----------------------

For its operations in the United States, the Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions to the plan were $133,000, $116,000 and $86,000 for 2000, 1999 and 1998, respectively. In conjunction with its Flexible Benefits plan, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $139,000, $134,000 and $128,000 for 2000, 1999 and 1998, respectively.

For its operations in Canada, contributions were made to a Registered Retirement Savings Plan (RRSP) which is administered by the Canadian government. Discretionary matching contributions to the Plan were $190,000 and $34,000 for 2000 and 1999, respectively.

NOTE O - LITIGATION
         ----------

Following the Company's announcement on May 19, 2000 regarding its preliminary results of operations for the second quarter and the year ended December 31, 2000, several class action lawsuits were filed against the Corporation, as well as several of its officers and directors, alleging violations of federal securities laws. The lawsuits were filed in United States District Court for the Western District of New York and request unspecified monetary damages. The Lead Counsel has been approved by the Court and an Amended Complaint, dated March 19, 2001, has been filed with the Court.

Management believes that the claims contained in these actions described above are without merit and the Company intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

NOTE P - TRANSACTIONS WITH RELATED PARTIES
         ---------------------------------

The Company leases its primary facility in Rochester, New York from an entity controlled by two directors of the Company, one of whom is an officer. During 2000, 1999, and 1998, the Company paid rent of $335,000, $323,000 and $319,000, respectively, for the use of this location. (Note H)

NOTE Q - SUBSEQUENT EVENT
         ----------------

In March 2001, the Company completed the program approved in August 2000 to repurchase one million shares of the Company's Common Stock. On March 9, 2001, the Company's Board of Directors authorized the Company to repurchase an additional five hundred thousand shares of the Company's Common Stock.

NOTE R - QUARTERLY RESULTS (UNAUDITED)
         -----------------------------

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                             2000
                                    ---------------------------------------------------------
                                             (in thousands, except per share data)
                                    Mar. 31         Jun. 30          Sept. 30         Dec. 31
                                    -------         -------          --------         -------
Sales                               $11,594          $8,089          $9,244          $10,036
Gross profit                          7,793           5,366           6,268            5,768
Income from operations                3,467           1,242           1,961            2,213
Net income                          $ 2,436          $1,119          $1,521          $ 1,974

Basic earnings per share            $  0.18          $ 0.08          $ 0.12          $  0.15
                                    =======          ======          ======          =======
Diluted earnings per share          $  0.17          $ 0.08          $ 0.11          $  0.15
                                    =======          ======          ======          =======

                                                             1999
                                    ---------------------------------------------------------
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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Not Applicable

PART III
--------

The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement to be filed, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 31, 2001, which information included therein is incorporated herein by reference.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The section entitled "Election of Directors" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2001, sets forth certain information with respect to the directors of the Company and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
          ----------------------

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2001, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2001, set forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The section entitled "Certain Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 31, 2001, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K
          ------------------------------------------------------------

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

(3)      EXHIBITS

Exhibit        Ref.
Number         Number        Description
-----------------------------------------------------------------------------------------------------------------
3.1            (1)           Restated Certificate of Incorporation
3.2            (5)           Certificate of Amendment
3.3            (1)           Amended By-laws
4.1            (1)           Form of Common Stock Certificate
4.2            (1)           Amended and Restated Stock Option Plan
4.4            (6)           February 2000 Amendment to Amended and Restated Stock Option Plan
4.5            (7)           Rights Agreement
10             (1)           Material Contracts
10.1           (3)(*)        Revolving Credit Agreement dated as of December 30, 1998 between the Registrant and
                                    The Chase Manhattan Bank, N.A. - as amended
10.2           (3)           Revolving Credit Note in the amount of $5,000,000 dated December 30, 1998 given by the Registrant to The Chase Manhattan Bank, N.A.
10.3           (1)           Security Agreements granted by the Registrant to The Chase Manhattan Bank, N.A. dated as of April 13, 1985, April 13, 1993 and as of June 17, 1993, and with respect to Performance Computer Corporation only, the Security Agreement dated as of
                                    June 17, 1993 granted to The Chase Manhattan Bank, N.A. by Performance
                                    Computer Corporation and certain other Affiliates of the Registrant (which other Affiliates have been released) and all amendments and modifications thereto
10.10          (1)(*)        Sublease Agreement between the Registrant and C & J Enterprises dated as of September
                                    1, 1990 - as amended
10.16          (1)           License Agreement between the Registrant and Spider Systems Limited dated March 18,
                                    1992
10.28          (1)           Adoption Agreement between the Registrant and Principal Mutual Life Insurance Company
                                    dated September 20, 1993
10.29          (1)           The Principal Financial Group Prototype Basic Savings Plan dated
                                    May 7, 1990
10.30          (1)           Form of Stock Option Agreement
10.31          (1)           Form of Warrant Agreement
10.32          (4)           Share Acquisition Agreement between Registrant and MicroLegend Telecom Systems, Inc.
                                    as of December 2, 1999
10.33          (4)           Amendment to Share Acquisition Agreement between Registrant and MicroLegend Telecom
                                    Systems, Inc. as of December 10, 1999
21             (*)           Subsidiaries
23.1           (*)           PricewaterhouseCoopers Consent

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

(5) Incorporated by reference to the Registrant Statement on Form 10-K filed on March 30, 2000.
(6) Incorporated by reference to the Registrant Statement on Form S-8 filed June 21, 2000.
(7) Incorporated by reference to the Registrant Statement on Form 8-A filed November 8, 2000.
(*)     Filed with this Form 10-K.


(4)      REPORTS ON FORM 8-K

         A Report on Form 8-K, dated November 9, 2000, was filed during the three-month period ended December 31, 2000. Item 5 - Other item: reported the registration of a Rights Agreement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERFORMANCE TECHNOLOGIES, INCORPORATED

Date: March 27, 2001                                 By:/s/ DONALD L. TURRELL
                                                     ---------------------------
                                                     Donald L. Turrell
                                                     President and
                                                     Chief Executive Officer

                                                     By:/S/ DORRANCE W. LAMB
                                                     ---------------------------
                                                     Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                     Vice President of Finance

        Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

         Signature                          Title                               Date
         ---------                          -----                               ----
/s/CHARLES E. MAGINNESS             Chairman of the Board                   March 27, 2001
-----------------------             and Director
Charles E. Maginness


/S/DONALD L. TURRELL                President, Chief Executive              March 27, 2001
--------------------                Officer and Director
Donald L. Turrell


/s/DORRANCE W. LAMB                 Chief Financial Officer, and            March 27, 2001
-------------------                 Vice President of Finance
Dorrance W. Lamb


/s/BERNARD KOZEL                    Director                                March 27, 2001
----------------
Bernard Kozel

/s/JOHN E. MOONEY                   Director                                March 27, 2001
-----------------
John E. Mooney

/s/JOHN M. SLUSSER                  Director                                March 27, 2001
------------------
John M. Slusser

/S/PAUL L. SMITH                    Director                                March 27, 2001
----------------
Paul L. Smith




40