Form 10-Q
period 2001-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2001-05-11
CIK 1003950

----------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2001
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from   to
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


         The number of shares outstanding of the registrant's common stock was 12,188,975 as of April 30, 2001.
     ---------------------------------------------------------------------

             Performance Technologies, Incorporated and Subsidiaries

                                      Index


                                                                          Page

Part I.   Financial Information

Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2001
               (unaudited) and December 31, 2000                             3

               Consolidated Statements of Income For The Three Months
               Ended March 31, 2001 and 2000 (unaudited)                     4

               Consolidated Statements of Cash Flows For The Three
               Months Ended March 31, 2001 and 2000 (unaudited)              5

               Notes to Consolidated Financial Statements For The
               Three Months Ended March 31, 2001 (unaudited)                 6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7


Item 3.     Quantitative and Qualitative Disclosures About Market Risk      11



Part II.  Other Information

Item 1.     Legal Proceedings                                               12

Item 6.     Exhibits and Reports on Form 8-K                                12

Signatures                                                                  13

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS



                                                      March 31,     December 31,
                                                        2001            2000
                                                   ------------     ------------

                                                    (unaudited)

Current assets:
  Cash and cash equivalents                         $22,017,000     $17,187,000
  Marketable securities                                               9,995,000
  Accounts receivable, net                            6,751,000       7,393,000
  Inventories, net                                    5,726,000       5,788,000
  Prepaid expenses and other                            372,000         745,000
  Deferred taxes                                        679,000         679,000
                                                   ------------     ------------

       Total current assets                          35,545,000      41,787,000

Equipment and improvements, net                       2,466,000       2,119,000
Software development, net                             1,140,000         852,000
                                                   ------------     ------------

       Total assets                                 $39,151,000     $44,758,000
                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                  $ 1,265,000     $ 1,347,000
  Income taxes payable                                  696,000         219,000
  Accrued expenses                                    2,459,000       3,246,000
                                                   ------------     ------------

       Total current liabilities                      4,420,000       4,812,000

  Deferred taxes                                        478,000         478,000
                                                   ------------     ------------

       Total liabilities                              4,898,000       5,290,000
                                                   ------------     ------------


Stockholders' equity:
  Preferred stock
  Common stock - $.01 par value;
    50,000,000 authorized;
    13,260,038 shares issued                            133,000         133,000
  Additional paid-in capital                         11,694,000      12,375,000
  Retained earnings                                  36,205,000      35,053,000
  Treasury stock - at cost; 1,051,063
     and 598,313 shares held at March 31, 2001
     and December 31, 2000, respectively            (13,734,000)     (8,042,000)
  Cumulative translation adjustments                    (45,000)        (51,000)
                                                   ------------     ------------
      Total stockholders' equity                     34,253,000      39,468,000
                                                   ------------     ------------

      Total liabilities and stockholders' equity    $39,151,000     $44,758,000
                                                   ============     ============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       2001             2000
                                                   ------------     ------------


Sales                                               $ 9,700,000     $11,594,000
Cost of goods sold                                    3,809,000       3,801,000
                                                   ------------     ------------

Gross profit                                          5,891,000       7,793,000
                                                   ------------     ------------

Operating expenses:
  Selling and marketing                               1,510,000       1,255,000
  Research and development                            2,285,000       2,268,000
  General and administrative                            732,000         803,000
                                                   ------------     ------------
      Total operating expenses                        4,527,000       4,326,000
                                                   ------------     ------------

Income from operations                                1,364,000       3,467,000

Other income, net                                       355,000         461,000
                                                   ------------     ------------

Income before income taxes                            1,719,000       3,928,000

Provision for income taxes                              567,000       1,492,000
                                                   ------------     ------------

      Net income                                    $ 1,152,000     $ 2,436,000
                                                   ============     ============



Basic earnings per share                            $       .09     $       .18
                                                   ============     ============

Diluted earnings per share                          $       .09     $       .17
                                                   ============     ============


Net income available to common
  stockholders                                      $ 1,152,000     $ 2,436,000
                                                   ============     ============


Weighted average number of
  common shares used in basic earnings
  per share                                          12,474,014      13,234,016
Common equivalent shares                                452,832         909,887
                                                   ------------     ------------


Weighted average number of
  common shares used in diluted earnings
  per share                                          12,926,846      14,143,903
                                                   ============     ============

                                       4

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       2001             2000
                                                   ------------     ------------

Cash flows from operating activities:
  Net income                                        $ 1,152,000     $ 2,436,000

Non-cash adjustments:
  Depreciation and amortization                         326,000         221,000
  Other                                                   6,000           5,000

Changes in operating assets and liabilities:
  Accounts receivable                                   636,000         695,000
  Inventories                                            62,000          71,000
  Prepaid expenses and other                            373,000         129,000
  Accounts payable                                      (82,000)        684,000
  Accrued expenses                                     (787,000)     (1,661,000)
  Income taxes payable                                  477,000        (192,000)
                                                   ------------     ------------

    Net cash provided by operating activities         2,163,000       2,388,000
                                                   ------------     ------------

Cash flows from investing activities:
Purchases of equipment and improvements, net           (587,000)       (268,000)
Capitalized software development                       (368,000)        (98,000)
Purchase of marketable securities                        (5,000)     (5,959,000)
Maturities of marketable securities                  10,000,000      13,000,000
                                                   ------------     ------------

    Net cash provided by investing activities         9,040,000       6,675,000
                                                   ------------     ------------

Cash flows from financing activities:
Repayment of notes payable                                               (3,000)
Exercise of stock options                                76,000         235,000
Purchase of treasury stock                           (6,449,000)
                                                   ------------     ------------
    Net cash (used) provided by financing activities (6,373,000)        232,000
                                                   ------------     ------------

    Net increase in cash and cash equivalents         4,830,000       9,295,000

Cash and cash equivalents at beginning of period     17,187,000       9,792,000
                                                   ------------     ------------

Cash and cash equivalents at end of period          $22,017,000     $19,087,000
                                                   ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options using 100 shares of
   common stock in 2000                                             $     4,000
                                                                    ============

             Performance Technologies, Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                    For The Three Months Ended March 31, 2001
                                   (Unaudited)

Note - A The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2000, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note - B During the three months ended March 31, 2001, 57,150 common shares were issued upon the exercise of stock options and warrants.

Note - C Inventories consisted of the following at March 31, 2001 and December 31, 2000:

                                                      March 31,     December 31,
                                                        2001            2000
                                                   ------------     ------------

Purchased parts and components                      $ 3,105,000     $ 2,656,000
Work in process                                       3,501,000       3,959,000
Finished goods                                          381,000         297,000
                                                    -----------      -----------
                                                      6,987,000       6,912,000
Less: reserve for inventory obsolescence             (1,261,000)     (1,124,000)
                                                   ------------      -----------
   Net                                              $ 5,726,000     $ 5,788,000
                                                    ===========     ============

             Performance Technologies, Incorporated and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act. The Company's actual results could differ materially from those discussed in the forward-looking statements.

Overview

Business Strategy: Performance Technologies, Incorporated (the "Company") provides packet-based telecommunications and networking products for the convergence of wireline, wireless and next-generation Internet Protocol (IP) networks. The Company's products are based on open system architectures and are generally integrated with its customers' network infrastructure products. The Company's products enable the network convergence of voice and data, the growth of the Internet and emerging broadband communications.

The Company's engineering efforts are directed toward developing three distinct product lines for these emerging markets: IP Signaling Gateways, IP Ethernet switching and network access products. The Company's products are targeted at customers in the following sectors: telecommunication equipment manufacturers, telecommunications service providers and operators, and wireless carriers.

Financial Information: Total revenue for the first quarter 2001 amounted to $9.7 million, compared to $11.6 million for the first quarter 2000. Net income for the first quarter 2001 amounted to $1.2 million, or $.09 per share, compared to $2.4 million, or $.17 per share for the comparable 2000 quarter.

At March 31, 2001, the Company had $22.0 million of cash and cash equivalents and no long-term debt. For the quarter ended March 31, 2001, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of $1.7 million, compared to $3.7 million for the same period in 2000.

Management believes the most important measurement of progress in executing the Company's product and marketing strategies is the number of "design wins" realized with its customer base. A "design win" is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. As of April 26, 2001, the Company has received notification of fifteen new design wins for its IP Signaling System 7 (IP/SS7), IP Ethernet switch and network access products. In each of these design wins, the Company expects to provide products that play a key role in wireline, wireless and next-generation IP networks. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. This can take twelve months, or more, to complete this process.

In February 2001, the Company introduced its new SEGway(TM) product, an IP/SS7 interworking product that enables wireless and wireline operators to transmit the growing amount of long-haul SS7 traffic over lower-cost IP networks, rather than over costly, dedicated SS7 links. By routing SS7 queries over IP networks, customers will now be able to expand their service areas where conventional SS7 links would not have been deployed because the amount of traffic would not justify the cost of a dedicated leased line. Comfone AG, an international wireless service provider, has begun deployment of the SEGway to expand its international roaming service coverage worldwide. The SEGway product will be sold directly to wireless and wireline carriers, rather than through telecommunications equipment manufacturers. It is hoped that this will shorten the lead-time to production shipments. Numerous carriers in Europe and the United States are expressing interest in the new SEGway product that is expected to be released for general availability in June. The Company expects to expand the SEGway product family later this year.

In April 2001, the Company announced it had signed agreements with five new international distributors to sell its products. This strategic expansion of the Company's distribution channel will allow new customers to be better serviced by local suppliers. Combined, these distributors provide the Company with seventeen new world-wide sales points of presence and more than one hundred new sales engineers and support personnel. The distributors are Modern Tech of China, Nissin Systems Co. Ltd. of Japan, Embed Technologies of India, Braetec of Australia and Nekotec of Mexico.

Forward Looking Guidance for the second quarter and for calendar year 2001 (as of May 11, 2001):

The following includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act.

Performance Technologies supplies products to telecommunications equipment suppliers that are integrated into current and next-generation IP network infrastructure. Design wins reach production volumes at varying rates, typically beginning twelve months after the design win occurs. A variety of risks such as schedule delays, cancellations and changes in customer markets can adversely affect a design win before production is reached or during deployment.

Many of the Company's telecom equipment customers reported sharp declines in their sales during the first quarter 2001 and have indicated they have no visibility for their sales prospects in the near term and for 2001. The Company's experience over the past two years is that its customer forecasts have not been accurate and that receiving orders for product is a more meaningful measure of business activity. Despite the current economic environment, the Company's CPC4400 IP/Ethernet switch, enhanced by its IPnexus(TM) architecture and associated products, is being evaluated for more than fifteen new project opportunities. The interest in the Company's other products directed at SS7 and its integration into the IP network is also very high. Management continues to feel that the Company is well positioned as the deployment and use of IP network applications accelerates and is optimistic about the Company's prospects. Based on the number of "design wins" realized during 2000, management believes that its revenue will increase during the second half of 2001 when a number of customers are expected to begin ordering product in volume.

Given the current economic conditions and the slowdown in telecom equipment spending, management is adjusting revenue growth expectations to be between 20% and 24% for 2001. At the same time, spending expectations have been reduced to match these new expectations. Diluted earnings per share for 2001 is expected to increase by 20% to 25%, from $.51 per share in 2000.

For the second quarter 2001, revenue is expected to be between $9.0 million and $10.5 million, gross margin is expected to be approximately 64% to 66% and diluted earnings per share is expected to be $.09 to $.12 per share.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

Quarter Ended March 31, 2001, compared with the Quarter Ended March 31, 2000

Sales. Beginning in 1994, the Company participated with various sub-contractors, including Lockheed Martin, to provide the U.S. Government with legacy fault-tolerant LAN Interface products for a number of multiyear Navy programs. Shipments were completed on these sub-contracts in the first quarter 2000 and these sub-contracts expired in June 2000. In the first quarter of 2000, revenue from these contracts amounted to $1.0 million.

The Company's first quarter 2001 revenue amounted to $9.7 million, compared to $10.6 million during the first quarter 2000, excluding the above-mentioned legacy fault-tolerant LAN product shipments to U.S. Government sub-contractors. Total revenue for the first quarter 2001 amounted to $9.7 million, compared to $11.6 million for the first quarter 2000.

The Company's products are grouped into four distinct categories in one market segment: IP Signaling System 7 and network access products, IP switching products, Lockheed Martin/LAN interface products (U.S. Government/COTS), and other products (combining LAN interface products (non-COTS), Network Switching and older/legacy products).

IP Signaling System 7 and network access product revenue amounted to $8.1 million, or 83% of sales in the first quarter 2001, increasing 5% sequentially from the fourth quarter. In the first quarter 2000, this revenue category amounted to $8.9 million, or 77% of sales. The Company has invested heavily in new IP Signaling System 7 and network access products and management expects this product group to be the key revenue growth driver for the Company.

IP switching product revenue amounted to $.4 million, or 4% of sales in the first quarter 2001, compared to zero sales in the first quarter 2000. The Company's CPC4400 IP/Ethernet switch is currently being evaluated for more than fifteen new project opportunities.

Lockheed Martin/LAN interface product (U.S. Government/COTS) shipments were zero in the first quarter 2001, compared to $1.0 million, or 9% of sales for the first quarter 2000. This sub-contract ended in June 2000.

Other products represented $1.2 million, or 13% of sales in the first quarter 2001, compared to $1.7 million, or 14% of sales for the same period in 2000. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, and technical support function expenses. Gross margin was 60.7% of sales for the first quarter 2001, compared to 67.2% in the first quarter of 2000. During the first quarter of 2001, the Company shipped an order for older legacy product in the amount of $.9 million with a gross margin of 17%. The Company does not have any further orders for this product at the present time. Excluding this shipment, gross margin would have been approximately 65% for the quarter.

Operating expenses. Total operating expenses were $4.5 million, or 46.7% of sales for the first quarter 2001, compared to $4.3 million, or 37.3% of sales for the comparable 2000 quarter.

Selling and marketing expenses were $1.5 million, or 15.6% of sales for the first quarter 2001, compared to $1.3 million, or 10.8% of sales for the same quarter in 2000. To broadly advertise its IPnexus and IP SS7 products, the Company participated in six industry shows and conferences, including the COMnet Conference and Expo, INWorld Forum 2001 and Pulver's Voice on the Net, and also increased advertising in numerous trade publications during the first quarter 2001.

Research and development expenses were $2.3 million, or 23.6% of sales for the first quarter 2001, compared to $2.3 million, or 19.6% of sales for the comparable 2000 quarter. During the first quarter of 2001, the Company's development efforts were focused on the new SEGway product, the next-generation embedded IP Ethernet switch and new IPnexus access products.

General and administrative expenses were $.7 million, or 7.5% of sales for the first quarter 2001, compared to $.8 million or 6.9% of sales for the first quarter 2000. The Company continues to maintain tight control over its general and administrative expenses.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.


Income taxes. The provision for income taxes for the first quarter 2001 is based on the combined federal, state and foreign effective tax rate of 33%, compared to 38% for the first quarter 2000. Based on operational decisions implemented during 2000, the Company is utilizing Canadian tax incentives to lower its net effective tax rate in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company's primary source of liquidity included cash and cash equivalents of $22.0 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of March 31, 2001. The Company had working capital of $31.1 million at March 31, 2001, compared to $37.0 million at December 31, 2000.

Cash provided by operating activities for the first quarter 2001 was $2.2 million, compared to $2.4 million for the same period in 2000.

Capital equipment purchases amounted to $.6 million for the three months ended March 31, 2001, compared to $.3 million for the same period in 2000. Capitalization of certain software development costs amounted to $.4 million for the three months ended March 31, 2001, compared to $.1 million for the same period in 2000.

The Company continues to work on its plan to relocate its Rochester operations to a new facility in the Rochester, New York area.

In August 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's Common Stock and the Company completed this repurchase program in March 2001. In March 2001, the Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock. During the first quarter of 2001, the Company repurchased a total of 509,900 shares at a total cost of $6.4 million under these repurchase programs.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance, within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the safe harbor provisions of that Act.

These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believes," "anticipates," "plans," "may," "intend," "estimate," "will," "should," "could," "feels," "is optimistic," "expects," and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to the design wins referenced above, changes in the product or customer mix of sales, delays in new product development, delays or lack of availability of electronic components, customer acceptance of new products and customer delays in qualification of products. Furthermore, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

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

            Performance Technologies, Incorporated and Subsidiaries

                           Part II. Other Information



Item 1.           Legal Proceedings

On and after May 24, 2000, several class action lawsuits were filed against the corporation, as well as several of its officers and directors, alleging violations of federal securities laws. The lawsuits were filed in United States District Court for the Western District of New York. Lead Counsel has been designated and approved by the Court and an Amended Complaint, dated March 19, 2001, has been filed with the Court. The Company has 60 days in which to file its response to the charges in this complaint. Performance Technologies believes these claims to be without merit and intends to mount a vigorous defense against these allegations.


Item 6.           Exhibits and Reports on Form 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERFORMANCE TECHNOLOGIES, INCORPORATED





May 11, 2001                            By: /s/           Donald L. Turrell
                                        ----------------------------------------

                                                          Donald L. Turrell
                                                            President and
                                                        Chief Executive Officer




May 11, 2001                            By: /s/           Dorrance W. Lamb
                                        ----------------------------------------
                                                          Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                      Vice President, Finance