Form 10-Q
period 2001-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2001-08-14
CIK 1003950

----------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                   FORM 10-Q


(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 2001
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
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






                         -----------------------------

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


        The number of shares outstanding of the registrant's common stock was 12,221,316 as of July 31, 2001.
_____________________________________________________________________

            PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                     INDEX


                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 2001 (unaudited)
            and December 31, 2000                                            3

            Consolidated Statements of Income For The Three and Six Months
            Ended June 30, 2001 and 2000 (unaudited)                         4

            Consolidated Statements of Cash Flows For The Six
            Months Ended June 30, 2001 and 2000 (unaudited)                  5

            Notes to Consolidated Financial Statements For The Six
            Months Ended June 30, 2001 (unaudited)                           6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7


Item 3.  Quantitative and Qualitative Disclosures About Market Risk         12



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 4.  Submission of Matters to a Vote of Security Holders                13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14

            PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                        June 30,    December 31,
                                                         2001          2000
                                                     ------------   ------------
                                                      (unaudited)

Current assets:
  Cash and cash equivalents                          $22,592,000    $17,187,000
  Marketable securities                                               9,995,000
  Accounts receivable, net                             7,473,000      7,393,000
  Inventories, net                                     4,524,000      5,788,000
  Prepaid expenses and other                             631,000        745,000
  Deferred taxes                                         684,000        679,000
                                                    ------------   ------------
     Total current assets                             35,904,000     41,787,000

Equipment and improvements, net                        2,326,000      2,119,000
Software development, net                              1,383,000        852,000
                                                    ------------   ------------
     Total assets                                    $39,613,000    $44,758,000
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   718,000    $ 1,347,000
  Income taxes payable                                                  219,000
  Accrued expenses                                     2,768,000      3,246,000
                                                    ------------   ------------
     Total current liabilities                         3,486,000      4,812,000

  Deferred taxes                                         722,000        478,000
                                                    ------------   ------------
     Total liabilities                                 4,208,000      5,290,000
                                                    ------------   ------------
Stockholders' equity:
  Preferred stock
  Common stock - $.01 par value; 50,000,000 authorized;
    13,260,038 shares issued                             133,000        133,000
  Additional paid-in capital                          11,462,000     12,375,000
  Retained earnings                                   37,464,000     35,053,000
  Treasury stock - at cost; 1,047,997 and 598,313
    shares held at June 30, 2001 and December 31,
    2000, respectively                               (13,632,000)    (8,042,000)
  Cumulative translation adjustments                     (22,000)       (51,000)
                                                    ------------   ------------
     Total stockholders' equity                       35,405,000     39,468,000
                                                    ------------   ------------
     Total liabilities and stockholders' equity      $39,613,000    $44,758,000
                                                    ============   ============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (unaudited)

                                Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                2001         2000          2001         2000
                               ------       ------        ------       ------

Sales                       $9,444,000    $8,089,000   $19,144,000   $19,683,000
Cost of goods sold           3,611,000     2,723,000     7,420,000     6,524,000
                            ----------    ----------   -----------   -----------
Gross profit                 5,833,000     5,366,000    11,724,000    13,159,000
                            ----------    ----------   -----------   -----------
 Selling and marketing       1,388,000     1,221,000     2,898,000     2,476,000
 Research and development    1,975,000     2,151,000     4,260,000     4,419,000
 General and administrative    832,000       752,000     1,564,000     1,555,000
                            ----------    ----------   -----------   -----------
  Total operating expenses   4,195,000     4,124,000     8,722,000     8,450,000
                            ----------    ----------   -----------   -----------
Income from operations       1,638,000     1,242,000     3,002,000     4,709,000

Other income, net              241,000       563,000       596,000     1,024,000
                            ----------    ----------   -----------   -----------
Income before income taxes   1,879,000     1,805,000     3,598,000     5,733,000

Provision for income taxes     620,000       686,000     1,187,000     2,178,000
                            ----------    ----------   -----------   -----------
   Net income               $1,259,000    $1,119,000   $ 2,411,000   $ 3,555,000
                            ==========    ==========   ===========   ===========

Basic earnings per share    $      .10    $      .08   $       .20   $       .27
                            ==========    ==========   ===========   ===========
Diluted earnings per share  $      .10    $      .08   $       .19   $       .25
                            ==========    ==========   ===========   ===========

Net income available to
common stockholders         $1,259,000    $1,119,000   $ 2,411,000   $ 3,555,000
                            ==========    ==========   ===========   ===========
Weighted average number of
 common shares used in
 basic earnings per share   12,196,674    13,250,472    12,335,344    13,242,244
Common equivalent shares       453,630       645,310       453,231       777,599
                            ----------    ----------   -----------   -----------

Weighted average number of
 common shares used in
 diluted earnings per share 12,650,304    13,895,782    12,788,575    14,019,843
                            ==========    ==========   ===========   ===========


            PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                         2001           2000
                                                     -----------    -----------

Cash flows from operating activities:
  Net income                                         $ 2,411,000    $ 3,555,000

Non-cash adjustments:
  Depreciation and amortization                          804,000        550,000
  Other                                                  265,000        (75,000)

Changes in operating assets and liabilities:
  Accounts receivable                                    (92,000)     1,697,000
  Inventories                                          1,264,000     (1,149,000)
  Prepaid expenses and other                             124,000       (174,000)
  Accounts payable                                      (629,000)       127,000
  Accrued expenses                                      (471,000)    (1,563,000)
  Income taxes payable                                  (219,000)    (1,990,000)
                                                     -----------    -----------
     Net cash provided by operating activities         3,457,000        978,000
                                                     -----------    -----------
Cash flows from investing activities:
  Purchases of equipment and improvements, net          (712,000)      (600,000)
  Capitalized software development                      (832,000)      (471,000)
  Purchase of marketable securities                       (5,000)   (15,004,000)
  Maturities of marketable securities                 10,000,000     20,000,000
                                                     -----------    -----------
     Net cash provided by investing activities         8,451,000      3,925,000
                                                     -----------    -----------
Cash flows from financing activities:
  Repayment of notes payable                                             (6,000)
  Exercise of stock options                              318,000        384,000
  Purchase of treasury stock                          (6,821,000)
                                                     -----------    -----------
     Net cash (used) provided by financing activities (6,503,000)       378,000
                                                     -----------    -----------
     Net increase in cash and cash equivalents         5,405,000      5,281,000

Cash and cash equivalents at beginning of period      17,187,000      9,792,000
                                                     -----------    -----------
Cash and cash equivalents at end of period           $22,592,000    $15,073,000
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options using 100 shares of
   common stock in 2000                                             $     4,000
                                                                    ===========

            PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)

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

Note - B     During the six months ended  June 30, 2001,  91,650  common  shares were issued upon the exercise of stock options and warrants.

Note - C     Inventories  consisted  of  the  following   at  June 30, 2001  and
December 31, 2000:

                                                        June 30,    December 31,
                                                          2001         2000
                                                     ------------   ------------
Purchased parts and components                       $ 2,188,000    $ 2,656,000
Work in process                                        3,138,000      3,959,000
Finished goods                                           367,000        297,000
                                                     ------------   ------------
                                                       5,693,000      6,912,000
Less: reserve for inventory obsolescence              (1,169,000)    (1,124,000)
                                                     ------------   ------------
   Net                                               $ 4,524,000    $ 5,788,000
                                                     ============   ============

            PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those discussed in the forward-looking statements.

Overview

Business Strategy: Performance Technologies, Incorporated (the "Company") provides packet-based telecommunications and networking products for wireline, wireless and next-generation Internet Protocol networks. The Company's products are based on open system architectures and are generally integrated with its customers' network infrastructure products. The Company's products enable the network convergence of voice and data, the growth of the Internet and emerging broadband communications.

The Company's engineering efforts are directed toward developing three distinct product lines for these emerging markets: SS7/IP Signaling products, IP Ethernet switching and network access products. The Company's products are targeted at customers in the following sectors: telecommunication equipment manufacturers, telecommunications service providers and operators, and wireless carriers.

Financial Information: Net income for the second quarter 2001 amounted to $1.3 million, or $.10 per share, compared to net income of $1.1 million, or $.08 per share for the second quarter in 2000. Revenue for the second quarter 2001 amounted to $9.4 million, compared to $8.1 million for the same quarter in 2000.

For the first six months of 2001, net income amounted to $2.4 million, or $.19 per share, compared to net income of $3.6 million, or $.25 per share for the same period in 2000. Revenue for the six months ended June 30, 2001 amounted to $19.1 million, compared to $19.7 million for the respective period in 2000.

At June 30, 2001, the Company had $22.6 million of cash and cash equivalents and no long-term debt. For the first six months of 2001, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of $3.8 million, compared to $5.3 million for the same period in 2000.

The Company's customer base is comprised of traditional telecom equipment providers and numerous newer, lesser-known telecom companies. Many of these companies are publicly traded and are reporting sharply declining revenues, layoffs and a lack of visibility on sales prospects. Performance Technologies continues to be affected by the slowdown in capital spending that is impacting the telecommunications market. In response to these deteriorating conditions, management tightened control over discretionary expenses and instituted restrictions on hiring early in the second quarter 2001. In addition, the occupancy of its new headquarters facility has been delayed until April 2002.

Management believes one of the most important measurements of progress in executing the Company's product and marketing strategies is the number of "design wins" realized with its customer base. A "design win" is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. As of July 25, 2001, the Company has received notification of twenty-five new "design wins" this year for its SS7/IP Signaling products, IP Ethernet switch and network access products. In each of these "design wins", the Company expects to provide products that play a key role in wireline, wireless and next-generation IP networks. Ordinarily, there are a number of steps between the "design win" and when customers initiate production shipments. This can take twelve to eighteen months, or longer, to complete this process and there are no assurances that the "design win" will reach deployment by the customer.

During the second quarter 2001, the Company introduced several new products directed toward IP networks. These included two new SS7/IP signaling products, the SEGway Link Concentrator and the SS7/IP Signaling Blade, and three new carrier-grade IPnexus Ethernet switch models that offer various levels of capability and manageability, the model CPC3400, CPC4401, and the CPC4406.

The Company also announced several new customer relationships during the quarter. Clarent Corporation, a leading provider of voice solutions for next generation networks, will use the Company's IPnexus Ethernet switch, SS7/IP Signaling Gateway and the CPC395 telecom adapter in Clarent's OpenAccess solutions and in Clarent's Next Generation Network (NGN) solution. SOMA Networks, a developer of telecommunications infrastructure equipment for the "last mile," selected the Company's IPnexus Ethernet switches for use within the SOMA Networks architecture and Cognitronics Corporation, a leading developer of voice information systems, also selected the IPnexus Ethernet switch to be used in the Cognitronics next-generation Network Media Servers.

Forward Looking Guidance for the Third Quarter and for Calendar Year 2001 (as of August 9, 2001):

The following includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Performance Technologies supplies products to telecommunications equipment suppliers that are integrated into current and next-generation network infrastructure. "Design wins" reach production volumes at varying rates, typically beginning twelve to eighteen months after the "design win" occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and general economic conditions can adversely affect a "design win" before production is reached or during deployment.

Many of the Company's customers have reported sharp declines in their sales thus far this year and indicate they have no visibility for their sales prospects in the near term and beyond. The Company's experience over the past thirty months is that its customers' forecasts have not been very accurate and that receiving orders for product is a more meaningful measure of business activity. Furthermore, the Company typically enters a quarter with limited backlog and a large percentage of orders are received and shipped during the quarter. Usually, the months of July and August are very slow for new orders being placed with the Company. Not only has this been true this year, but also the visibility for new orders to be placed in September is less than in past years because of the difficult economic conditions in the telecom sector.

Despite the current economic environment, the interest in the Company's SS7/IP signaling products and its IPnexus products is very high. Management continues to feel that Performance Technologies is well positioned when the deployment and use of IP network applications accelerates. Based upon the current distribution of business, review of customer forecasts and the number of "design wins" realized during 2000, management continues to have optimism that revenue will grow during the second half of 2001, compared to the first half. For the year, management expects revenue to be $40.0 million to $42.5 million. Diluted earnings per share for 2001 is expected to be $.50 to $.54, reflecting more than a 60% improvement during the second half of the year, compared to the first half.

For the third quarter 2001, revenue is expected to be $10 million to $11 million, gross margin is expected to be approximately 62% to 65% and diluted earnings per share is expected to be $.13 to $.16 per share.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

           Quarter and Six Months Ended June 30, 2001, Compared with the Quarter and Six Months Ended June 30, 2000


The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated:


                               Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                                 2001          2000          2001         2000
                                ------        ------        ------       ------
Sales                           100.0%        100.0%        100.0%       100.0%
Cost of goods sold               38.2          33.7          38.8         33.2
                                ------        ------        ------       ------
Gross profit                     61.8          66.3          61.2         66.8
                                ------        ------        ------       ------
Operating expenses:
 Selling and marketing           14.7          15.1          15.1         12.6
 Research and development        20.9          26.6          22.2         22.4
 General and administrative       8.8           9.3           8.2          7.9
                                ------        ------        ------       ------
    Total operating expenses     44.4          51.0          45.5         42.9
                                ------        ------        ------       ------
Income from operations           17.4          15.3          15.7         23.9

Other income, net                 2.5           7.0           3.1          5.2
                                ------        ------        ------       ------
Income before income taxes       19.9          22.3          18.8         29.1

Provision for income taxes       (6.6)         (8.5)         (6.2)       (11.1)
                                ------        ------        ------       ------
    Net income                   13.3          13.8          12.6         18.0
                                ======        ======        ======       ======


Sales. Sales for the second quarter 2001 were $9.4 million, compared to $8.1 million for the same quarter in 2000. Sales for the first six months of 2001 were $19.1 million, compared to $19.7 million for the same period in 2000. The Company's products are grouped into four distinct categories in one market segment: IP Signaling System 7 and network access products, IP switching products, Lockheed Martin/LAN interface products (U.S. Government/COTS), and other products (combining LAN interface products (non-COTS), Network Switching and older/legacy products). Revenue from each product category is expressed as a percentage of sales for the three and six months ending June 30, 2001 and 2000:


                                 Three Months Ended           Six Months Ended
                                      June 30,                    June 30,
                                 2001          2000          2001         2000
                                ------        ------        ------       ------
IP SS7 and network access
 products                          87%           91%           85%          83%
IP switching products               5%            0%            4%           0%
Lockheed Martin/LAN interface
products                            0%            0%            0%           5%
Other                               8%            9%           11%          12%
                                ------        ------        ------       ------
Total                             100%          100%          100%         100%
                                ======        ======        ======       ======


IP Signaling System 7 and network access product revenue increased 10.5% to $8.2 million during the second quarter 2001, from $7.4 million for the second quarter 2000. The Company has invested heavily in new IP Signaling System 7 and network access products and management expects this product group to be the key revenue growth driver for the Company.

IP switching product revenue amounted to $.5 million in the second quarter 2001. The first member of the IP switching family was introduced in September 2000 and during the past three months, the Company expanded this family of products by three new models. These new models are expected to be available during the third quarter 2001. Gross margin on the IP switching products is in the mid 50% range, which is lower than the Company's other products.

Lockheed Martin/LAN interface product (U.S. Government/COTS) shipments were zero for the six months ending June 30, 2001, compared to $1.0 million for the first six months of 2000. This sub-contract ended in June 2000.

Other products represented $.7 million of sales in the second quarter 2001, compared to $.7 million for the same period in 2000. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, and technical support function expenses. Gross margin was 61.8% of sales for the second quarter 2001, compared to 66.3% in the second quarter of 2000. Gross margin during the second quarter 2001 was primarily lower than expected based on the revenue mix and an increase in software amortization.

Operating expenses. For the second quarter of 2001 and 2000, total operating expenses were $4.2 million and $4.1 million, respectively. Early in the second quarter 2001, the Company tightened control over discretionary expenses. For the first six months of 2001 and 2000, total operating expenses were $8.7 million and $8.5 million, respectively.

Selling and marketing expenses were $1.4 million and $1.2 million for the second quarter 2001 and 2000, respectively. Early in the second quarter 2001, the Company tightened control over discretionary expenses including advertising, travel and trade show participation. Some advertising was done to promote the new IPnexus family of switch products and the SEGway Signaling products. Selling and marketing expenses amounted to $2.9 million and $2.5 million for the first six months of 2001 and 2000, respectively. This year-over-year increase in expense is primarily attributable to expansion of the sales force and compensation plans.

Research and development expenses were $2.0 million and $2.2 million for the second quarter 2001 and 2000, respectively. During the second quarter of 2001, the Company continued to focus engineering development efforts on new products for IP networks resulting in several new products being introduced. Research and development expenses were $4.3 million and $4.4 million for the first six months of 2001 and 2000, respectively.

General and administrative expenses were $.8 million and $.8 million for the second quarter 2001 and 2000, respectively. General and administrative expenses were $1.6 million and $1.6 million for the first six months of 2001 and 2000, respectively. The Company continues to maintain tight control over its general and administrative expenses.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income taxes. The provision for income taxes for the second quarter and first six months of 2001 is based on the combined federal, state and foreign effective tax rate of 33%, compared to 38% for the second quarter and first six months of 2000. Based on operational decisions implemented during 2000, the Company is utilizing Canadian tax incentives to lower its net effective tax rate in 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company's primary source of liquidity included cash and cash equivalents of $22.6 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of June 30, 2001.

The Company had working capital of $32.4 million at June 30, 2001, compared to $37.0 million at December 31, 2000. During the first six months of 2001, the Company repurchased its shares in the open market for $6.8 million resulting in a reduction in working capital.

Cash provided by operating activities for the first six months of 2001 was $3.5 million, compared to $1.0 million for the same period in 2000. The increase in cash provided by operating activities for the first six months of 2001, over the respective 2000 period, is primarily attributable to changes in the components of working capital (inventories, receivables and payables) partially offset by lower net income for the first six months of 2001. (See the Consolidated Statements of Cash Flows appearing in the Financial Statements included in this report).

Capitalization of certain software development costs amounted to $.8 million for the first six months of 2001, compared to $.5 million for the same period in 2000.

In August 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's Common Stock and the Company completed this repurchase program in March 2001. In March 2001, the Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock. During the second quarter of 2001, the Company repurchased a total of 31,000 shares at a total cost of $.4 million. For the first six months of 2001 the Company has repurchased a total of 541,000 shares at a total cost of $6.8 million under these repurchase programs.

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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

The  Company's  future  operating  results  are  subject  to  various  risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to the "design wins" referenced above, changes in the product or customer mix of sales, delays in new product development, delays or lack of availability of electronic components, customer acceptance of new products and customer delays in qualification of products. Furthermore, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and other reports as filed with the Securities and Exchange Commission.

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

            PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

On and after May 24, 2000, several class action lawsuits were filed against the Company, as well as several of its officers and directors, alleging violations of federal securities laws. The lawsuits were filed in United States District Court for the Western District of New York. On May 18, 2001, the Company filed a motion to dismiss the consolidated complaint. On June 25, 2001, the Plaintiffs filed a memorandum of law in opposition to the Company's motion to dismiss. On July 20, 2001, the Company filed a memorandum of law in further support of the Company's motion to dismiss the Plaintiff's class action complaint. Performance Technologies believes these claims to be without merit and continues to mount a vigorous defense against these allegations.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Stockholders was held May 31, 2001. The Directors elected at the meeting were as follows:
                                                Votes Cast
Nominees                                   For             Abstain
------------------------------------------------------------------
John M. Slusser                         9,748,088        1,637,428
John E. Mooney                          9,748,088        1,637,428
Stuart B. Meisenzahl                    9,581,588        1,803,928

Charles E. Maginness, Donald L. Turrell, Paul L. Smith and Bernard Kozel continue as Directors until the next Annual Meeting.

The stockholders voted to adopt the Performance Technologies, Incorporated 2001 Stock Option Plan. 7,877,111 shares of common stock were voted in favor of the proposal, 1,369,781 voted against the proposal, and 58,862 shares of common stock abstained.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2001. 11,366,538 shares of common stock were voted in favor of the proposal, 8,016 voted against the proposal, and 10,962 shares of common stock abstained.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
        A.      Exhibits
                10.10 Sublease Agreement between the Registrant and C&J Enterprises dated as of September 1, 1990 - as amended
                10.33a Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC
                10.33b    First Amendment to Lease dated as of July 19, 2001
                          between the Registrant and Christa PT, LLC
                10.33c    Second Amendment to Lease dated as of July 31, 2001
                          between the Registrant and Christa PT, LLC

        B.      Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended June 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PERFORMANCE TECHNOLOGIES, INCORPORATED





August 9, 2001                        By: /s/            Donald L. Turrell
                                        ----------------------------------------
                                                         Donald L. Turrell
                                                           President and
                                                        Chief Executive Officer




August 9, 2001                        By: /s/            Dorrance W. Lamb
                                        ----------------------------------------
                                                         Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                       Vice President, Finance

                                                          Exhibit 10.10

                                   EXTENSION
                                       TO
                               SUBLEASE AGREEMENT


        THIS EXTENSION TO SUBLEASE AGREEMENT, dated as of this 31st day of July, 2001, by and between VORTEX ENTERPRISES, LLC ("Vortex"), a New York limited liability company and successor in interest to C&J Enterprises ("C&J"), having an office at 3002 East Avenue, Rochester, New York 14610 and PERFORMANCE TECHNOLOGIES, INCORPORATED ("PTI"), a Delaware corporation having an office at 315 Science Parkway, Rochester, New York 14620.

                                    Recitals
        C&J and PTI entered into that certain Sublease Agreement as of September 1, 1990 pursuant to which PTI agreed to lease from C&J the Premises as defined in the Sublease Agreement.
        Pursuant to Amendment to Sublease Agreement dated as of December __, 1998 (the "Amendment"), C&J and PTI amended the Sublease Agreement by canceling the provisions of Section 4 of the Sublease Agreement and acknowledging that, except as modified by the Amendment, the Sublease Agreement should remain in full force and effect.
        Pursuant to Extension to Sublease Agreement dated as of the __ day of August, 2000, C&J and PTI agreed to extend the Term of the Sublease Agreement to November 30, 2001 upon the same terms and conditions set forth in the Sublease Agreement as amended by the Amendment; provided, however, that the rent for such six-month period shall be adjusted as of June 1, 2001, in accordance with the provisions of Section 3.2 of the Sublease Agreement.
        Pursuant to the terms of that Agreement of Conversion effective September 20, 2000, C&J was converted into a New York limited liability company under the name Vortex Enterprises, LLC.
        Pursuant to deed dated October 6, 2000, the County of Monroe Industrial Development Agency transferred title to the Premises to Vortex and accordingly, the Lease Agreement between COMIDA and C&J terminated with the result that the Sublease Agreement now is the only lease affecting the Premises.
        The Sublease Agreement, as amended and extended, terminates November 30, 2001, and PTI desires to extend its occupancy for an additional five months upon the terms and conditions set forth in this Extension to Sublease Agreement.
         Vortex and PTI hereby agree as follows:
The Term of the Sublease Agreement, as amended, shall be extended to April 30, 2002 upon the same terms and conditions set forth in the Sublease Agreement as amended by the Amendment; provided, however, that the rent for such five-month extension period shall be the adjusted rent in effect under the prior extension as of June 1, 2001, which adjustment was made in accordance with the provisions of Section 3.2 of the Sublease Agreement. The Sublease Agreement, as modified by the Amendment, and as extended by this Extension to Sublease Agreement shall remain in full force and effect.
        IN WITNESS WHEREOF, the parties hereto have signed this Extension to Sublease Agreement as of the day and year first written `above.


                                        VORTEX ENTERPRISES, LLC


                                        By:/s/Charles E. Maginness
                                          ----------------------------------
                                                Charles E. Maginness

                                        By:/s/John M. Slusser
                                          ----------------------------------
                                                John M. Slusser


                                        PERFORMANCE TECHNOLOGIES, INCORPORATED


                                        By:/s/Donald L. Turrell
                                          ----------------------------------
                                                Donald L. Turrell
                                        President and Chief Executive Officer

                                                          EXHIBIT 10.33a













                                LEASE AGREEMENT



                                 BY AND BETWEEN



                                CHRISTA PT, LLC


                                      AND

                         PERFORMANCE TECHNOLOGIES, INC.

                               TABLE OF CONTENTS
ARTICLE I
   PREMISES                                                              1
ARTICLE II
   TERM                                                                  1
ARTICLE III
   BASE RENT                                                             2
ARTICLE IV
   TAXES, UTILITIES, COMMON CHARGES                                      4
ARTICLE V
   USE OF PREMISES                                                       4
ARTICLE VI
   ASSIGNMENT AND SUBLETTING                                             5
ARTICLE VII
   MAINTENANCE AND REPAIRS                                               6
ARTICLE VIII
   ALTERATIONS AND ADDITIONS                                             6
ARTICLE IX
   SIGNS                                                                 7
ARTICLE X
   HOLDING OVER                                                          8
ARTICLE XI
   INSURANCE                                                             8
ARTICLE XII
   LIABILITY OF LANDLORD                                                 8
ARTICLE XIII
   DAMAGE AND DESTRUCTION                                                9
ARTICLE XIV
   CONDEMNATION                                                         10
ARTICLE XV
   DEFAULT                                                              10
ARTICLE XVI
   BANKRUPTCY                                                           12
ARTICLE XVII
   SUBORDINATION                                                        12
ARTICLE XVIII
   COVENANT OF LANDLORD                                                 13
ARTICLE XIX
   GENERAL PROVISIONS                                                   13

EXHIBIT A -- Plan Showing Premises
EXHIBIT B -- Work Agreement
EXHIBIT C -- Form of Certificate Affirming Lease Commencement Date EXHIBIT D -- Form of Purchase and Sale Agreement
EXHIBIT E -- Form of Nondisturbance Agreement

                                LEASE AGREEMENT


THIS LEASE AGREEMENT (this "Lease") is dated as of May , 2001, by and between Christa PT, LLC, a Nevada limited liability company, with an address of 119 Victor Heights Parkway, Victor, New York 14564 ("Landlord"), and Performance Technologies, Inc., a Delaware Corporation with an address at 315 Science Parkway, Rochester, New York 14620 ("Tenant").

                                   ARTICLE I
PREMISES

        1.1 Tenant hereby leases from Landlord that certain two-story building to be constructed pursuant to the plans and specifications incorporated into the Work Agreement attached hereto as Exhibit "B" (the "Work Agreement"), which shall contain approximately fifty seven thousand two hundred fifty (57,250) square feet of gross building area situated on 8.377 acres of land at Canal Ponds Office Park, Town of Greece, County of Monroe, New York, being part of Tax Map Number 89.03-4-9.116, together with all rights, privileges, appurtenances and easements belonging thereto, (the "Premises"). The Premises are outlined in Exhibit A attached hereto.

                                   ARTICLE II
TERM

        2.1     (a)   The terms and conditions of this Lease shall be effective
from the date of execution of this Lease by Landlord and Tenant. The term of this Lease (the "Lease Term") shall be ten (10) years and shall commence on the Lease Commencement Date specified in Section 2.2 hereinbelow. If the Lease Commencement Date is not the first day of a month, then the Lease Term shall be the period set forth in the immediately preceding sentence plus the partial month in which the Lease Commencement Date occurs. The Lease Term shall also include any properly exercised renewal or extension of the term of this Lease.

        2.1     (b)   Subject to no Event of Default (as defined in Section 15.1 hereinbelow) occurring and existing at the time of renewal, Tenant shall have the option to extend this lease for two (2) Renewal Terms of five (5) years each. The option for each Renewal Term must be exercised by written notice given by Tenant to Landlord no later than twelve (12) months prior to the expiration of the then current term. Time shall be of the essence for the exercise of any option(s). All of the terms, conditions and provisions of this Lease shall remain in full force and effect during the Renewal Terms, except that rent will be payable as set forth in Section 3.2.

        2.2     (a)   The Lease Commencement Date shall be the earlier of the
date (i) the work and materials to be provided by Landlord pursuant to Exhibit B attached hereto are substantially complete, as determined pursuant to Section 2.2(b) hereinbelow, or (ii) Tenant commences beneficial use of the Premises, as determined pursuant to Section 2.2(c) hereinbelow.

                (b) The Premises shall be deemed to be substantially complete when the work and materials to be provided by Landlord pursuant to Exhibit B attached hereto (except for items of work and adjustment of equipment and fixtures that can be completed after the Premises are occupied without causing substantial interference with Tenant's use of the Premises (i.e., the "punch list" items) have been completed, as evidenced by a Certificate of Occupancy from the Town of Greece, and Tenant is able to commence conducting its business from the Premises without unreasonable interference or interruption on account of any incomplete punch list items. Notwithstanding the preceding sentence, if Landlord shall be delayed in completing the work and materials to be provided pursuant to Exhibit B as a direct or indirect result of (1) Tenant's failure to comply with any of its duties and obligations hereunder or with any deadlines specified in Exhibit B, (2) Tenant's request for modifications to plans or working drawings subsequent to the date such plans or working drawings are approved by Tenant, (3) Tenant's failure to pay when due any amount required pursuant to Exhibit B, (4) Tenant's request for materials, finishes or installations not deemed by Landlord in its reasonable judgment to be building standard materials, finishes or installations, or (5) the performance of any work by any person or firm employed or retained by Tenant, then for purposes of determining the Lease Commencement Date, the work and materials to be provided pursuant to Exhibit B shall be deemed to have been substantially complete on the date that Landlord determines in its reasonable judgment that such work and materials would have been substantially complete if such delay(s) had not occurred.

                (c) Tenant shall be deemed to have commenced beneficial use of the Premises when Tenant begins to commence the operation of its business from (as distinguished from the moving into) the Premises or any portion thereof.

                (d) After the Lease Commencement Date is ascertained, Landlord may provide Tenant with a certificate (in the form of Exhibit C attached hereto) confirming such date.

        2.3 Subject to Sections 2.2(b) and 19.19, the Lease Commencement Date shall be as set forth in Section 2.2(a). The Landlord agrees, however, to make good faith efforts to have the Premises ready by February 1, 2002 and the Tenant shall have fifteen (15) days prior to the Lease Commencement Date for Tenant to install furniture, furnishings, inventory, equipment or trade fixtures.

        2.4 Lease Year shall mean a period of twelve (12) consecutive months commencing on the Lease Commencement Date and each successive twelve (12) month period thereafter; provided, however, that if the Lease Commencement Date is not the first day of a month, then the second Lease Year shall commence on the first day of the month following the month in which the first anniversary of the Lease Commencement Date occurs.

                                  ARTICLE III
BASE RENT

        3.1 During each Lease Year of the Lease Term (subject to upward adjustment pursuant to Section 3.2 below), Tenant shall pay to Landlord as annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent, as follows: During the first three years of the Lease Term Tenant shall pay to Landlord annual Base Rent of Six Hundred Seventy Three Thousand Two Hundred Sixty Dollars ($673,260.00), which shall be divided into twelve (12) equal monthly installments of Fifty Six Thousand One Hundred and Five Dollars ($56,105.00). During the fourth and fifth year of the Lease Term, Tenant shall pay to Landlord annual Base Rent of Six Hundred Eighty Seven Thousand Dollars ($687,000.00), which shall be divided into twelve (12) equal monthly installments of Fifty Seven Thousand Two Hundred Fifty Dollars ($57,250.00). During the sixth, seventh and eighth years of the Lease Term, Tenant shall pay to Landlord annual Base Rent of Seven Hundred One Thousand
Eight Hundred Eighty-Five Dollars ($701,885.00), which shall be divided into twelve (12) equal monthly installments of Fifty Eight Thousand Four Hundred Ninety Dollars ($58,490.00). During the ninth and tenth years of the Lease Term, Tenant shall pay to Landlord annual Base Rent of Seven Hundred Sixteen Thousand Seven Hundred and Seventy Dollars ($716,770.00), which shall be divided into twelve (12) equal monthly installments of Fifty Nine Thousand Seven Hundred Thirty One Dollars ($59,731.00) . Each such monthly installment shall be due and payable in advance on the first day of each month during each Lease Year. Concurrently with Tenant's execution of this Lease, Tenant shall pay the first monthly installment of the Base Rent payable during the first Lease Year, which shall be credited toward the first monthly installment of the Base Rent due and payable hereunder. If the Lease Commencement Date is not the first day of a month, then the Base Rent from the Lease Commencement Date until the first day of the following month shall be prorated on a per diem basis at the rate of one-thirtieth (1/30th) of the monthly installment of the Base Rent payable during the first Lease Year, and Tenant shall pay such prorated installment in advance on the Lease Commencement Date. If the Lease Commencement Date occurs due to Tenant commencing beneficial use of a portion of the Premises, as determined pursuant to Section 2.2(c), then the Tenant shall pay the monthly installments of Base Rent prorated in proportion to the portion of the Premises that Tenant is beneficially using, which proration shall terminate and the payment of full monthly installments of Base Rent shall commence upon the earlier of (i) substantial completion of the work by the Landlord pursuant to
Section 2.2(b) hereof or (ii) Tenant's beneficial use, as determined pursuant to
Section 2.2(c), of the entire Premises.

        3.2 (a) During the first three (3) years of the first Renewal Term Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Seven Hundred Thirty-One Thousand One Hundred Five and 00/100 Dollars ($731,105.00), which shall be divided into twelve (12) equal monthly installments of Sixty Thousand Nine Hundred Twenty-Five and 41/100 Dollars ($60,925.41) and each monthly installment shall be due and payable in advance on the first day of each month during the first three (3) years of the first Renewal Term. During the last two (2) years of the first Renewal Term, Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Seven Hundred Forty-Five Thousand Seven Hundred Twenty-Seven and 00/100 Dollars ($745,727.00), which shall be divided into twelve (12) equal monthly installments of Sixty Two Thousand One Hundred Forty-Three and 92/100 Dollars ($62,143.92) and each monthly installment shall be due and payable in advance on the first day of each month during the last two (2) years of the first Renewal Term.

                (b) During the first three (3) years of the second Renewal Term Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Seven Hundred Sixty Thousand Six Hundred Forty-Two and 00/100 Dollars ($760,642.00), which shall be divided into twelve (12) equal monthly installments of Sixty Three Thousand Three Hundred Eighty-Six and 83/100 Dollars ($63,386.83) and each monthly installment shall be due and payable in advance on the first day of each month during the first three (3) years of the second Renewal Term. During the last two (2) years of the second Renewal Term, Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Seven Hundred Seventy-Five Thousand Eight Hundred Fifty-Five and 00/100 Dollars ($775,855.00), which shall be divided into twelve (12) equal monthly installments of Sixty Four Thousand Six Hundred Fifty-Four and 58/100 Dollars ($64,654.58) each monthly installment shall be due and payable in advance on the first day of each month during the last two (2) years of the second Renewal Term.

        3.3 The Tenant acknowledges that the Landlord and the Landlord's lender are relying on the structure, terms and conditions of this Lease in order to provide Landlord with the acquisition, construction and permanent financing for the project.

        3.4 Notwithstanding anything contained in this Article III or in this Lease to the contrary, the parties agree that the Landlord shall construct the building in an "open book" manner and that on or before May 25, 2001, the Landlord shall provide to the Tenant, in writing, (i) Landlord's calculation of the annual Base Rent for the Lease Term (the "Rent Calculation Notice") and (ii) a schedule of Landlord's pre-construction costs and expenses (Pre-construction Costs") certified by Landlord's chief financial officer as true and accurate. Landlord's calculation of the Base Rent shall be based on a formula which provides Landlord with a four percent (4%) development fee, seven and one-half percent (7.5%) return on overhead and profit and fifteen percent (15%) on Landlord's equity investment (which may be in the form of cash or cash equivalent such as Landlord contributing all or a portion of its developer fee and/or return on overhead and profit) which may be required by Landlord's permanent lender. In the event the Landlord's Base Rent calculation for the initial three (3) years of the Lease Term is less than or equal to $12.50 per square foot, this Lease shall continue in full force and effect, unless Tenant provides Landlord with the following on or before the fifth (5th) day after Tenant has received the Rent Calculation Notice and the Pre-Construction Costs
(i) written notice of cancellation and (ii) certified funds payable to Landlord in the amount of Landlord's Pre-Construction Costs not to exceed $287,974.00 representing liquidated damages for Landlord's pre-construction costs and expenses, and the parties shall be relieved of all further obligations hereunder. The parties acknowledge that the liquidated damages are Landlord's exclusive remedy, are compensatory, and not punitive, and are a reasonable measure of, and compensation for, the foreseeable damages to Landlord resulting from Tenant's cancellation of this Lease. In the event the Landlord's Base Rent calculation for the initial three (3) years of the Lease Term is greater than $12.50 per square foot, the Tenant may cancel this Lease on the terms and conditions contained above, except the amount of the liquidated damages shall not exceed $215,981.00. In the event this Lease is cancelled by Tenant pursuant to this paragraph, upon payment of the liquidated damages to Landlord, Landlord shall assign its rights in the construction plans, specifications and drawings to Tenant. In the event the Tenant does not cancel this Lease, the parties agree to amend this Lease to conform the Base Rent for the Lease Term, and the Renewal Term, with the same proportionate increases as set forth in Sections 3.1 and 3.2 above. The Tenant's obligation to pay liquidated damages to Landlord shall be independent and apart from the contingencies set forth in Section 19.25 of this Lease and shall be payable regardless of whether the contingencies in Section
19.25 are release, waived or satisfied unless as of the Rent Calculation Notice date, the Landlord is in default under the Purchase and Sale Contract by and between Landlord and Torrey Pines Realty Corporation, for Landlord's purchase of a leasehold interest in the Premises, in which event the Tenant shall not be liable for liquidated damages.

        3.5 All sums payable by Tenant shall be paid to Landlord in legal tender of the United States, at the address to which notices to Landlord are to be given or to such other party or such other address as Landlord may designate in writing. Landlord's acceptance of rent after it shall have become due and payable shall not excuse a delay upon subsequent occasions nor constitute a waiver of rights, notwithstanding any endorsement or restriction that Tenant may include with such payment.

                                   ARTICLE IV
TAXES, UTILITIES, COMMON CHARGES

        4.1 Tenant covenants and agrees to pay (and provide Landlord with proof of payment) during the Lease Term, directly to the appropriate taxing authority, any and all real property taxes levied against the Premises, including all portions thereof (and any payments in lieu of taxes or replacement or substitution therefor), of every name and nature assessed against the Premises by any taxing authority for any cause whatsoever. Tenant further covenants and agrees to pay all water pollution charges (or any replacement or substitution therefor) regardless of sources, levied against the Premises within thirty (30) days after receipt of a bill therefor. If Tenant shall fail to make any such payment before delinquency, then (i) Tenant shall be responsible for any penalties or interest charges resulting from late payment of such taxes and
(ii) Landlord may, but shall not be obligated to, make such payment and Tenant shall immediately reimburse Landlord with interest at twelve percent (12%). Real estate taxes for the initial year of the Lease Term and the final year of the Lease Term shall be prorated between Landlord and Tenant based on the Lease Commencement Date and the last day of the Lease Term, respectively. Promptly after the Lease Commencement Date, Landlord shall send Tenant a bill for Tenant's prorated share of any tax bills paid for such year and, upon the termination of this Lease, Landlord shall reimburse Tenant for any prepaid taxes by Tenant applicable to any period after the expiration of the Lease Term.

        4.2 Tenant covenants and agrees to pay all charges for heat, light, water, telephone and any and all other utilities and other expenses related to the Premises, including meter and rental charges, and all expenses of every kind and nature reasonably required to keep the Premises in good physical condition and repair and in compliance with all laws, ordinances, departmental regulations and insurance requirements of every name and nature during the term of this Lease. Tenant shall have all utilities placed in its own name and shall make all such payments directly to the appropriate utility company.

        4.3 Tenant covenants and agrees to pay (and provide Landlord with proof of payment of) during the Lease Term, directly to the appropriate authority, any and all assessments (including, but not limited to, all annual and special assessments), which may be fixed, established and collected from time to time pursuant to the No-Action Letter/Offering Plan for Canal Ponds Business Park Association, Inc. and pursuant to a second No-Action Letter/ Offering Plan for the relevant Sub-Association affecting the Premises. Tenant further covenants and agrees to comply, in all material respects, with all rules and regulations regarding (i) the Canal Ponds Business Park property as set forth in a Master Declaration by and between the County of Monroe Industrial Development Agency (the "Agency") and Torrey Pines Realty Company, Inc. as recorded in the Monroe County Clerk's Office on April 29, 1994 in Liber 8469 of Deeds, Page 254 (the "Master Declaration"), and (ii) a Sub-Association Declaration by and between the Agency and Torrey Pines Realty Company, Inc. recorded on April 29, 1994 in the Monroe County Clerk's Office in Liber 8469 of Deeds, Page 342 (the "Sub-Association Declaration"). If Tenant shall fail to make any such payments before delinquency, then (i) the Tenant shall be responsible for any penalties or interest charges resulting from late payment of such assessments and (ii) Landlord may, but shall not be obligated to, make such payment and Tenant shall immediately reimburse the Landlord with interest at twelve percent (12%) per annum. Assessments, both annual and special, shall be prorated based on the Lease Commencement Date and the last date of the Lease year, respectively.

                                   ARTICLE V
USE OF PREMISES

        5.1 Tenant shall use the Premises solely for general office, light manufacturing, assembly and storage purposes and for no other use or purpose. Tenant shall comply at its expense with all present and future laws, ordinances, regulations, the Master Declaration and the Sub-Association Declaration and orders of all concerned authorities having jurisdiction over the Premises (including, without limitation, the Americans with Disabilities Act, as same may be amended, and any regulation requiring the sorting or separation of refuse and trash) concerning the use, occupancy and condition of the Premises and all machinery, equipment and furnishings therein. If any such law, ordinance, regulation or order requires a use permit for the Tenant's use of the Premises, then Tenant shall obtain and keep current such permit at Tenant's expense and promptly deliver a copy thereof to Landlord. The Landlord shall be solely responsible for obtaining, at its cost, a final certificate of occupancy for the Premises.

        5.2 Tenant shall pay, before delinquency, any business, rent or other tax or fee that is now or hereafter assessed or imposed upon Tenant's use or occupancy of the Premises, the rent of the Premises, the conduct of Tenant's business in the Premises or Tenant's equipment, fixtures, furnishings, inventory or personal property. If any such tax or fee is enacted or altered so that such tax or fee is imposed upon Landlord or so that Landlord is responsible for collection or payment thereof, then Tenant shall pay the amount of such tax or fee within ten (10) days after Landlord's demand therefor Nothing in this Lease shall require Tenant to pay municipal, state or federal income, excess profit or revenue taxes against or imposed upon Landlord, or municipal, state or federal capital levy, capital stock, estate, succession, inheritance, devaluation, transfer or gift taxes of Landlord, or corporation franchise taxes imposed upon any corporate owner of the fee (or undivided interest(s) in the fee) of the Premises, or any other taxes of a similar nature which are or may become payable by Landlord or which may be imposed against Landlord upon the income or profits of Landlord by reason of any law now in force or hereinafter enacted.

        5.3 Tenant shall not (either with or without negligence) generate, use, store, or cause or permit the escape, disposal or release of any Hazardous Materials in or about the Premises. Hazardous Materials shall mean (a) "hazardous wastes," as defined by the Resource Conservation and Recovery Act of 1976, as amended from time to time, (b) "hazardous substances," as defined by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended from time to time, (c) "toxic substances," as defined by the Toxic Substances Control Act, as amended from time to time, (d) "hazardous materials," as defined by the Hazardous Materials Transportation Act, as amended from time to time, (e) any substance, material or other item designated as hazardous or toxic under any applicable state or local laws or the regulations adopted thereunder, as same may be amended from time to time, (f) oil or other petroleum products, (g) any highly combustible substance, (h) any biologically or chemically active substance and (i) any substance whose presence in Landlord's reasonable judgment could be detrimental to the Premises or hazardous to health or the environment. In addition, Tenant shall execute affidavits, representations and the like from time to time at Landlord's request concerning Tenant's best knowledge and belief regarding the presence of Hazardous Materials in the Premises. In all events, Tenant shall indemnify Landlord in the manner elsewhere provided in this Lease from any release of Hazardous Materials in or about the Premises occurring while Tenant is in possession, or elsewhere if caused by Tenant or persons acting under Tenant. The within covenants shall survive the expiration or earlier termination of the Lease Term.

        5.4 Landlord covenants and agrees, at its sole cost and expense, to indemnify, protect, defend and save harmless Tenant from and against any and all damages, losses, liabilities, obligations, penalties, claims, litigation, demands, defenses, judgments, suits, actions, proceedings, costs, disbursements and/or expenses (including, without limitation, attorneys' and experts' fees, expenses and disbursements) of any kind or nature whatsoever which may at any time be imposed upon, incurred by or asserted or awarded against Tenant relating to, resulting from or arising our of (i) any hazardous substance existing on or within the Premises at the time of delivery to Tenant, (ii) the presence of any Hazardous Substance or a Release or the threat of a Release on, at or from the Premises arising from Landlord's acts or omissions, (iii) a violation by Landlord of any applicable Environmental Law, (iv) non-compliance by Landlord with any Environmental Permit or (v) a material misrepresentation or inaccuracy in any representation or warranty made by Landlord in this Section 5.4.

                                   ARTICLE VI
ASSIGNMENT AND SUBLETTING

        6.1 Except with respect to a sublease or assignment to any entity resulting from a merger or consolidation with Tenant or to any entity succeeding to the business and assets of Tenant, (in both events subject to the entity having a net worth not less than Tenant's net worth at the time of the assignment or sublease), Tenant may not sublet or assign all or any portion of the Premises, or permit all or any portion of the Premises to be used by others, without the prior written consent of Landlord, which shall not be unreasonably withheld or delayed. If the Landlord does not respond within thirty (30) days to any request by Tenant for permission to sublet or assign, Landlord's consent to that specific request shall be deemed to have been granted. Any assignment, subletting or occupancy, Landlord's consent thereto or Landlord's collection or acceptance of rent from any assignee, subtenant or occupant, shall not be construed as a waiver or release of Tenant from liability hereunder (it being understood that Tenant shall at all times remain primarily liable as a principal and not as a guarantor or a surety) and shall not be construed as relieving Tenant or any assignee, subtenant or occupant from the obligation of obtaining Landlord's prior written consent to any subsequent assignment, subletting or occupancy. All restrictions and obligations imposed pursuant to this Lease on

Tenant or the use and occupancy of the Premises shall be deemed to extend to any subtenant, assignee or occupant of Tenant, and Tenant shall cause such persons to comply with all such restrictions and obligations. Tenant shall not mortgage or hypothecate this Lease. Tenant shall pay the expenses (including attorneys' fees and hourly fees for Landlord's employees and agents) incurred by Landlord in connection with reviewing Tenant's request for Landlord to give its consent to any assignment, subletting, occupancy or mortgage, and Landlord's receipt of reimbursement for such expenses from Tenant shall be a condition to Landlord providing its consent to such assignment, subletting, occupancy or mortgage.

        6.2 If Tenant is a partnership, then any dissolution of Tenant or a withdrawal or change of partners owning a controlling interest in Tenant shall be deemed a voluntary assignment of this Lease. If Tenant is a corporation or a partnership with a corporate general partner, then any dissolution, merger, consolidation or other reorganization of Tenant (or such corporate general partner), or any sale or transfer of a controlling interest of its capital stock, shall be deemed a voluntary assignment of this Lease. Whether Tenant is a partnership, corporation or any other type of entity, then at the option of Landlord, a sale of all or substantially all of its assets shall also be deemed a voluntary assignment of this Lease.

                                  ARTICLE VII
MAINTENANCE AND REPAIRS

        7.1 Tenant shall keep and maintain the Premises, all fixtures, equipment, motors, machinery, pipes and conduits located within the Premises (including all mechanical, electrical, HVAC and plumbing systems, including the parking area) in clean, safe, sanitary and good operating condition and in compliance with all legal requirements, shall take good care thereof and make all repairs thereto (whether inside or outside), shall suffer no waste or injury thereto, and at the expiration or earlier termination of the Lease Term, shall surrender the Premises in the same order and condition in which they were on the Lease Commencement Date (ordinary wear and tear consistent with the permitted use hereunder excepted). Notwithstanding the foregoing, Landlord shall be responsible for the repair of the structure of the roof and exterior walls, and footings and foundations of the Premises and shall be responsible for repairing any latent defects in connection with the construction of the Building.

        7.2 Notwithstanding the foregoing contained in Section 7.1 above, Landlord shall annually perform certain maintenance at the Premises, at Landlord's expense, which expense shall be equal to $.26 per square foot of space at the Premises. The exact items of maintenance shall be agreed upon by the parties on or about January 1 of each Lease Year.

        7.3 All injury, breakage and damage to the Premises caused by any act or omission of any invitee, agent, employee, subtenant, assignee, contractor, client, customer or guest of Tenant (collectively "Invitee") or Tenant, shall be repaired or replaced (as applicable) by and at Tenant's expense, except that Landlord shall have the right at Landlord's option to make any such repair or replacement and to charge Tenant for all reasonable costs and expenses incurred in connection therewith.

                                  ARTICLE VIII
ALTERATIONS AND ADDITIONS

        8.1 Tenant accepts the Premises in its "as is" "where is" condition as of the Lease Commencement Date; provided, however, that Landlord shall provide the initial improvements to the Premises described in Exhibit B attached hereto. Landlord is under no obligation to make any alterations, decorations, additions, improvements, demolitions or other changes (collectively "Alterations") in or to the Premises except as set forth in Exhibit B.

        8.2 Tenant shall be permitted to make any cosmetic Alterations (i.e. wall coverings, floor coverings, painting) in or to the Premises without Landlord's prior written consent. Tenant shall not be permitted to make any Alteration (i) affecting the structure of the Premises or (ii) affecting the building heating, ventilation, air-conditioning, plumbing, sprinkler, electrical and life, safety and security systems without the Landlord's prior written consent, which shall not be unreasonably withheld, conditioned or delayed. If any lien (or a petition to establish a lien) is filed in connection with any Alteration, then such lien (or petition) shall be discharged by Tenant at Tenant's expense within thirty (30) days thereafter by the payment thereof or filing of a bond acceptable to Landlord.

        8.3 All Alterations to the Premises made by the Tenant shall be Tenant's property and shall be removed by Tenant at the expiration or earlier termination of the Lease Term, Tenant shall have the right to remove, prior to the expiration or earlier termination of the Lease Term, all movable furniture, furnishings and trade fixtures installed in the Premises solely at Tenant's expense. Tenant shall also, at Landlord's option, remove all Alterations made by Tenant to the Premises and all non-trade fixtures and equipment which Landlord designates in writing for removal (which designation shall be provided to Tenant at the time of Landlord's approval of any such Alteration). Landlord shall have the right to repair or replace at Tenant's expense all damage to the Premises caused by any such removal or to require Tenant to do the same. If any such furniture, furnishing or trade fixture is not removed by Tenant prior to the expiration or earlier termination of the Lease Term, then the same shall, at Landlord's option, become Landlord's property and shall be surrendered with the Premises as a part thereof; provided, however, that Landlord shall have the right to remove from the Premises at Tenant's expense such furniture, furnishing or trade fixture and any Alteration, non-trade fixture or equipment (which Landlord designates in writing for removal).

        8.4 Subject to (i) No Event of Default existing or an event that with notice or the passage of time would constitute an Event of Default and (ii) Landlord and Landlord's lender's review and approval of Tenant's credit, which review and approval shall be in Landlord's and Landlord's lender's sole discretion; and (iii) the Lease having an unexpired Term of at least ten (10) years (including Renewal Terms, the option(s) of which have been exercised by the Tenant) and (iv) Landlord obtaining financing for construction of the improvements, as well as a commitment for permanent financing of the project. The financing contemplates that the Landlord's lender will require certain minimum requirements regarding debt coverage, vacancy, management and reserves; and (v) Landlord receiving the following project related fees: (a) a development fee equal to four percent (4%) of the cost of the improvements and (b) a fee of seven and one-half percent (7.5%) of the cost of the improvements representing Landlord's overhead and profit; and (vi) Landlord obtaining all appropriate municipal approvals for construction and (vii) Landlord's review and approval of all Tenant's plans and specifications, Landlord shall, upon written request by Tenant, construct up to a 45,000 square foot addition ("Addition") to the existing building, with construction to be performed in an "open book" manner. The Addition may be done in phases of not less than 10,000 square feet. The parties anticipate that approximately 1.45 acres of the 4.27 acre parcel adjacent to the Premises will have to be combined with the Premises to accommodate the Addition. Therefore, the Tenant agrees to convey to Landlord in consideration for the greater of $91,000.00 per acre or fair market value (as determined by an appraiser mutually selected by the Landlord and Tenant, the cost of which shall be equally shared) according to the terms contained in the form of purchase and sale agreement attached hereto as Exhibit D, that portion of the adjacent parcel owned by Tenant necessary to accommodate the Addition. Upon the earlier of the date (i) the Addition is substantially complete, pursuant to the criteria set forth in Section 2.2(b) or (ii) Tenant commences beneficial use of the Addition as determined pursuant to the criteria set forth in Section 2.2(c) above, the Base Rent for the Premises shall be increased to provide the Landlord with the fees set forth in 8.4(v) and a fifteen percent (15%) return on any equity investment (which may be in the form of cash or cash equivalents such as Landlord contributing all or a portion of its developer fee and/or return on overhead and profit) in the Premises required by the lender as part of the Landlord's permanent financing of the Addition and the Premises. The Base Rent set forth in Article III shall be increased accordingly. All other terms and conditions shall remain the same. In the event Landlord is unable to construct the Addition, the Tenant, at Tenant's option, may elect on thirty (30) days written notice to Landlord, to purchase the Premises from Landlord in consideration for the greater of $91,000.00 per acre or fair market value plus any prepayment premiums that Landlord incurs with its lenders. Fair market value shall be determined by the same appraiser used to determine the fair market value for the approximately 1.45 acre parcel described above. The purchase shall be completed according to the terms contained in the form of Purchase and Sale Agreement attached hereto as Exhibit D.
                                   ARTICLE IX
SIGNS

        9.1 Tenant, at Tenant's expense, shall have the right to erect an identification sign on the Premises, provided Tenant obtains the prior written approval of Landlord, which shall not be unreasonably withheld or delayed, and provided such sign is in compliance with all applicable zoning ordinances and other laws and regulations and any required governmental approvals have been obtained. If any sign is displayed without satisfying the criteria of the immediately preceding sentence, then Landlord shall have the right to remove such item at Tenant's expense or to require Tenant to do the same. Tenant, at Tenant's expense, shall be obligated to remove any such sign upon the expiration or earlier termination of the Lease Term and shall restore the Premises to its previous condition.

                                   ARTICLE X
HOLDING OVER

        10.1 If Tenant does not immediately surrender the Premises upon the expiration or earlier termination of the Lease Term, then the rent shall be increased to one and one-half times the Base Rent, additional rent and other sums that would have been payable pursuant to the provisions of this Lease if the Lease Term had continued during such holdover period. Such rent shall be computed on a monthly basis and shall be payable on the first day of such holdover period and the first day of each calendar month thereafter during such holdover period until the Premises have been vacated. Landlord's acceptance of such rent shall not in any manner adversely affect Landlord's other rights and remedies, including Landlord's right to evict Tenant and to recover damages. Landlord may, in addition to its other remedies, elect, in its sole discretion, to treat such holding over by Tenant as the creation of a month-to-month tenancy. Tenant agrees to indemnify, defend and hold Landlord harmless from and against all loss and damages, (except indirect and consequential), which Landlord may suffer or incur in connection with claims by other parties against Landlord arising out of the holding over by Tenant, including, without limitation, reasonable attorneys' fees which may be incurred by Landlord in defense of such claims. Except as otherwise specifically provided in this Article, all terms of this Lease shall remain in full force and effect during such holdover period.

                                   ARTICLE XI
INSURANCE

        11.1 Tenant shall, at Tenant's expense, procure and maintain during the term of this Lease and any extension period hereof, fire and hazard insurance in an amount equal to the replacement value of the Premises (less footings, foundations and site work), business interruption insurance and such other insurance associated with the ownership of the Premises, as deemed reasonably necessary or appropriate by Landlord. Such insurance may be carried as part of a blanket insurance policy. Tenant shall evidence the payment of such insurance to Landlord within ten (10) days after receipt of any request therefor.

        11.2 Tenant shall maintain throughout the Lease Term broad form comprehensive general liability insurance (written on an occurrence basis and including contractual liability coverage) and an endorsement for bodily injury) in minimum amounts carried by prudent tenants engaged in similar operations, but in no event in an amount less than Five Million Dollars ($5,000,000.00) combined single limit per occurrence. Tenant shall also carry property insurance in an amount not less than that required to replace all Alterations and all other contents of the Premises. Tenant further covenants and agrees to cause all said insurance to be placed with insurance companies authorized and licensed to issue such policies in the State of New York and approved by Landlord and to maintain such insurance at all times during the term of this Lease. Tenant covenants and agrees that each such policy shall (i) name Landlord as additional insured, (ii) contain a provision that Landlord shall be given thirty (30) days prior written notice of any material change or cancellation of said policy, (iii) contain an endorsement that such insurance shall remain in full force and effect notwithstanding that the insured may have waived its claims against any person prior to the occurrence of a loss, and (iv) provide that the insurer waives all right of recovery by way of subrogation against Landlord, its partners, agents and employees. Tenant shall deliver a certificate of such insurance and receipts evidencing payment of the premium for such insurance to Landlord upon request therefor.

                                  ARTICLE XII
LIABILITY OF LANDLORD

        12.1 Except as provided otherwise below in this Section 12.1, Landlord, its employees and agents shall not be liable to Tenant, any Invitee or any other person or entity for any damage (including indirect and consequential damage), injury, loss or claim (including claims for the interruption of or loss to business) based on or arising out of any cause whatsoever, including without limitation the following: repair to any portion of the Premises; interruption in the use of the Premises or any equipment therein; any accident or damage resulting from any use or operation of elevators or heating, cooling, electrical, sewerage, or plumbing or mechanical equipment or apparatus; termination of this Lease by reason of damage to the Premises; fire, robbery, theft, vandalism, mysterious disappearance or any other casualty; and leakage in any part of the Premises from water, rain, ice, snow or other cause that may leak into, or flow from, any part of the Premises, or from drains, pipes or plumbing fixtures in the Premises. Notwithstanding the foregoing, Landlord shall be responsible for personal injury and damage to property, resulting from Landlord's failure to comply with the terms of this Lease or Landlord's gross negligence or willful misconduct to the extent such personal injury and damage to property is not covered by the insurance actually carried by Tenant or required to be carried by Tenant under this Lease. Any property placed by Tenant or Invitees in or about the Premises shall be at the sole risk of Tenant, and Landlord shall not in any manner be responsible therefor.

        12.2 Tenant shall reimburse Landlord for, and shall indemnify, defend and hold Landlord, its employees and agents harmless from and against, all costs, damages, claims, liabilities, expenses (including reasonable attorneys' fees), losses and court costs suffered by or claimed against Landlord, directly or indirectly, based on or arising out of, in whole or in part, (a) use and occupancy of the Premises or the business conducted therein, (b) any act or omission of Tenant or any Invitee, or (c) any material breach of Tenant's obligations under this Lease, including failure to surrender the Premises upon the expiration or earlier termination of the Lease Term.

        12.3 If any landlord hereunder transfers the Premises or such landlord's interest therein, then such landlord shall not be liable for any obligation or liability based on or arising out of any event or condition occurring after such transfer, provided that the transferee of the Premises assumes Landlord's obligations under this Lease accruing after the transfer. Tenant shall attorn to such transferee and, within five (5) days after request, shall execute, acknowledge and deliver any reasonable document submitted to Tenant confirming such attornment. Notwithstanding the forgoing, however, the Landlord shall be prohibited from transferring any interest in this Lease prior to the completion of the items on the Work Letter except the parties acknowledge that David Christa Construction, Inc. shall be performing the construction.

        12.4 Tenant shall not have the right to offset or deduct any amount allegedly owed to Tenant pursuant to any claim against Landlord from any rent or other sum payable to Landlord. Tenant's sole remedy for recovering upon such claim or any claim under this Lease shall be to institute an independent action against Landlord. In no event shall Tenant's remedies include cancellation of this Lease. Notwithstanding the above, on thirty (30) days written notice to Landlord, and to Landlord's lender, Tenant may perform any obligation of Landlord pursuant to this Lease that Landlord (or Landlord's lender) has not performed, or if performance cannot be completed within the thirty (30) day period, that Landlord (or Landlord's lender) has not commenced and is diligently pursuing the performance thereof, in which case the Tenant may offset the cost of such performance against the Base Rent.


                                  ARTICLE XIII
DAMAGE AND DESTRUCTION

        13.1 If the Premises is totally or partially damaged or destroyed thereby rendering the Premises totally or partially untenantable, then Landlord shall repair and restore the Premises (except as hereinafter provided) to substantially the same condition in which it was in prior to such damage or destruction; provided, however, that if in Landlord's judgment such repair and restoration cannot be completed within one hundred eighty (180) days after the occurrence of such damage or destruction (taking into account the time needed for effecting a satisfactory settlement with any insurance company involved, removal of debris, preparation of plans and issuance of all required governmental permits), then Landlord shall have the right, at its sole option, to terminate this Lease as of the thirtieth (30th) day after such damage or destruction by giving written notice of termination within thirty (30) days after the occurrence of such damage or destruction. If the Premises or any part thereof are damaged or destroyed by fire or any other cause, Tenant shall give prompt notice thereof to Landlord. Tenant shall be responsible for any additional expenses incurred in the event that Tenant does not promptly provide such notice. If this Lease is terminated pursuant to this Article, then rent shall be apportioned (based on the portion of the Premises which is usable after such damage or destruction) and paid to the date of damage. If this Lease is not terminated as a result of such damage or destruction, then from the date of damage until such repair and restoration of the Premises are substantially complete, Tenant shall be required to pay the Base Rent and additional rent only for the portion of the Premises that is usable while such repair and restoration are being made; provided, however, that if such damage or destruction was caused by the intentional act or gross negligence of Tenant or any Invitee, then Tenant shall not be entitled to any such rent reduction. If this Lease is not terminated as a result of such damage or destruction, then Landlord shall bear the expenses of such repair and restoration of the Premises; provided, however, that if such damage or destruction was caused by the intentional act or gross negligence of Tenant or any Invitee, then Tenant shall pay the amount by which such expenses exceed the insurance proceeds, if any, actually received by Landlord on account of such damage or destruction; and provided further, however, that in no event shall Landlord be required to repair or restore any work and materials not deemed by Landlord to be building standard work and materials, any Alteration previously made by Tenant or any of Tenant's trade fixtures, furnishings, equipment or personal property. Notwithstanding anything herein to the contrary, Landlord shall have the right to terminate this Lease if
(a) Landlord's insurance is insufficient to pay the full cost of such repair and restoration, (b) the holder of any Mortgage fails or refuses to make such insurance proceeds available for such repair and restoration, (c) zoning or other applicable laws or regulations do not permit such repair and restoration, or (d) the Premises is damaged by fire or casualty (whether or not the Premises has been damaged) to such an extent that Landlord decides, in its sole and absolute discretion, not to rebuild or reconstruct the Premises. Notwithstanding the foregoing, in the event the damage or destruction is of such a nature and to such an extent that the Tenant is deprived of conducting its business in any portion of the Premises for a period in excess of two hundred forty (240) days, then at Tenant's option, Tenant may terminate this Lease by giving Landlord written notice of termination within ten (10) days after the expiration of such two hundred forty (240) day period.

                                  ARTICLE XIV
CONDEMNATION

        14.1 If one-third or more of the Premises or occupancy thereof shall be taken or condemned by any governmental or quasi-governmental authority for any public or quasi-public use or purpose or sale under threat of such a taking or condemnation (collectively, "condemned"), then this Lease shall terminate on the date the right to possession vests in such authority and rent shall be apportioned as of such date. If less than one-third of the Premises or occupancy thereof is condemned, and provided that Tenant can continue to operate its business in a manner reasonably acceptable to Tenant, then this Lease shall continue in full force and effect and to the part of the Premises not condemned, except that as of the date the right to possession vests in such authority Tenant shall not be required to pay the Base Rent and additional rent with respect to the part of the Premises condemned. Notwithstanding anything contained herein to the contrary, if any portion of the Premises is condemned, and the nature, location or extent of such condemnation is such that Landlord elects, in its sole and absolute discretion, to demolish the Premises (in whole or in part), then Landlord may terminate this Lease by giving sixty (60) days prior written notice of such termination to Tenant at any time after such condemnation and this Lease shall terminate on the date specified in such notice and rent shall be adjusted to such date.

        14.2 All awards, damages and other compensation paid by such authority on account of such condemnation shall belong to Landlord, and Tenant assigns to Landlord all rights to such awards, damages and compensation. Tenant shall not make any claim against Landlord or the authority for any portion of such award, damages or compensation attributable to damage to the Premises, value of the unexpired portion of the Lease Term, loss of profits or goodwill, leasehold improvements or severance damages. Nothing contained herein, however, shall prevent Tenant from pursuing a separate claim against the authority for the value of Tenant's Alterations, furnishings and trade fixtures installed in the Premises at Tenant's expense and for relocation expenses, provided that such claim is stated separately from any award to Landlord and provided further that such claim shall in no way diminish the award, damages or compensation otherwise payable to Landlord in connection with such condemnation.

                                   ARTICLE XV
DEFAULT

        15.1 An Event of Default is any one or more of the following: (a) Tenant's failure to make when due any payment of the Base Rent, additional rent or other sum due hereunder, if such failure continues for five (5) days after written notice thereof from Landlord to Tenant; (b) Tenant's failure to perform or observe any other term, covenant or condition hereof, which failure continues for thirty (30) days after Landlord's delivery of written notice thereof to Tenant, provided that Tenant shall make good faith and diligent efforts to cure the failure as soon as possible, and further provided that if such failure is not reasonably capable of being cured within said thirty (30) day period, Tenant shall have such additional time as is reasonably necessary to cure the failure if Tenant commences good faith and diligent efforts to cure the failure as soon as reasonably possible and diligently prosecutes the cure to completion; and (c) an Event of Bankruptcy as specified in Article XVI; or (d) Tenant's dissolution or liquidation.

        15.2 If there shall be an Event of Default which has not yet been cured, including an Event of Default prior to the Lease Commencement Date, then the provisions of this Section shall apply. Landlord shall have the right, at its sole option, to terminate this Lease. In addition, with or without terminating this Lease, Landlord may re-enter, terminate Tenant's right of possession and take possession of the Premises. The provisions of this Article shall operate as a notice to quit, any other notice to quit or of Landlord's intention to re-enter the Premises being expressly waived. If necessary, Landlord may proceed to recover possession of the Premises under applicable laws, by such other proceedings, including a summary proceeding or re-entry and possession, or by using such force as may be necessary. If Landlord elects to terminate this Lease and/or elects to terminate Tenant's right of possession, then everything in this Lease to be done by Landlord shall cease, without prejudice, however, to Tenant's liability for all rent and other sums due hereunder. Landlord may relet the Premises or any part thereof, alone or together with other premises, for such term(s) (which may extend beyond the date on which the Lease Term would have expired but for Tenant's default) and on such terms and conditions (which may include concessions or free rent and alterations of the Premises) as Landlord, in its sole discretion, may determine, but Landlord shall not be liable for, nor shall Tenant's obligations be diminished by reason of, Landlord's failure to relet the Premises or collect any rent due upon such reletting. If Landlord relets the Premises and collects rent in excess of the Base Rent and additional rent owed by Tenant hereunder, Landlord shall be entitled to retain any such excess and Tenant shall not be entitled to a credit therefor. Whether or not this Lease is terminated, Tenant nevertheless shall remain liable for the Base Rent, additional rent and damages which may be due or sustained, and reasonable costs, fees and expenses (including without limitation reasonable attorneys' fees, brokerage fees and expenses incurred in placing the Premises in first-class rentable condition) incurred by Landlord in pursuit of its remedies and in renting the Premises to others from time to time. Landlord's calculation of Base Rent shall be either (a) an amount equal to the Base Rent and additional rent which would have become due during the remainder of the Lease Term, less the amount of rental, if any, which Landlord receives during such period from others to whom the Premises may be rented (other than any additional rent payable as a result of any failure of such other person to perform any of its obligations), in which case such damages shall be computed and payable in monthly installments, in advance, on the first day of each calendar month following Tenant's default and continuing until the date on which the Lease Term would have expired but for Tenant's default (provided, however, that separate suits may be brought to collect any such damages for any month(s), and such suits shall not in any manner prejudice Landlord's right to collect any such damages for any subsequent month(s), or Landlord may defer any such suit until after the expiration of the Lease Term, in which event such suit shall be deemed not to have accrued until the expiration of the Lease Term); or (b) an amount equal to the present value (as of the date of Tenant's default) of the Base Rent and additional rent which would have become due through the date on which the Lease Term would have expired but for Tenant's default, which damages shall be payable to Landlord in a lump sum on demand. For purposes of this Section, present value shall be computed by discounting at a rate equal to one
(1) whole percentage point above the prime rate then in effect at the Federal Reserve Bank nearest to the Premises. Whether or not this Lease and/or Tenant's right of possession is terminated, Landlord shall have the right to terminate by written notice any renewal or expansion right contained in this Lease and to grant or withhold any consent or approval pursuant to this Lease in its sole and absolute discretion.

        15.3 Tenant hereby covenants and agrees, as a consideration for the granting by Landlord of this Lease that, in the event of the termination of this Lease by summary proceedings, or in the event of the entry of a judgment for the recovery of the possession of the Premises in any action of ejectment, or if Landlord enters by process of law or otherwise, the right of redemption provided or permitted by any statute, law or decision now or hereafter in force, and the right to any second and further trial provided or permitted by any statute, law or decision now or hereafter in force shall be and hereby is expressly waived by Tenant. Further, Tenant, on its own behalf and for its legal representatives, successors and assigns, and on behalf of all persons or corporations claiming through or under this Lease, together with creditors of all classes, and all other persons having an interest therein, does hereby waive, surrender and give up all right or privilege which it may or might have by reason of Sections 761 and 763 of the Real Property Actions and Proceedings Law of the State of New York, or by reason of any other present or future law or decision, to redeem the Premises or have a continuance of this Lease for any part of the term hereof after having been dispossessed or ejected therefrom by process of law or otherwise.

        15.4 Landlord's rights and remedies set forth in this Lease are cumulative and in addition to Landlord's other rights and remedies at law or in equity, including those available as a result of any anticipatory breach of this Lease. Landlord's exercise of any such right or remedy shall not prevent the concurrent or subsequent exercise of any other right or remedy. Landlord's delay or failure to exercise or enforce any of Landlord's rights or remedies or Tenant's obligations shall not constitute a waiver of any such rights, remedies or obligations. Landlord shall not be deemed to have waived any default unless such waiver expressly is set forth in an instrument signed by Landlord. Any such waiver shall not be construed as a waiver of any covenant or condition except as to the specific circumstances described in such waiver. Neither Tenant's payment of an amount less than a sum due nor Tenant's endorsement or statement on any check or letter accompanying such payment shall be deemed an accord and satisfaction. Landlord shall apply any payment received from Tenant to the oldest payment amount then due. Landlord may accept the same without prejudice to Landlord's right to recover the balance of such sum or to pursue other remedies. Re-entry and acceptance of keys shall not be considered an acceptance of a surrender of this Lease.

        15.5 If Tenant fails to do any act herein required to be made or done by Tenant, then Landlord may, but shall not be required to, make such payment or do such act. Landlord's taking such action shall not be considered a cure of such failure by Tenant nor prevent Landlord from pursuing any remedy it is otherwise entitled to in connection with such failure. If Landlord elects to make such payment or do such act, then all expenses incurred, plus interest thereon at the Default Rate (as hereinafter defined) from the date incurred to the date of payment thereof by Tenant, shall constitute additional rent. The Default Rate shall equal five (5) whole percentage points above the prime rate published from time to time in the Money Rates section of the Wall Street Journal.

        15.6 If Tenant fails to make any payment of the Base Rent, additional rent or any other sum payable to Landlord on or before the seventh (7th) day after the date such payment is due and payable, then Tenant shall pay a late charge equal to two percent (2%) of the amount of such payment to cover its extra handling expense. Such payment and such late fee shall bear interest at the Default Rate ten (10) days from when payment was due to the date of payment.

                                  ARTICLE XVI
BANKRUPTCY

        16.1 An Event of Bankruptcy is: (a) Tenant's becoming insolvent, as that term is defined in Title 11 of the United States Code (the "Bankruptcy Code"), or under the insolvency laws of any state (the "Insolvency Laws"); (b) appointment of a receiver or custodian for any property of Tenant, or the institution of a foreclosure or attachment action upon any property of Tenant;
(c) filing of a voluntary petition by Tenant under the provisions of the Bankruptcy Code or Insolvency Laws; (d) filing of an involuntary petition against Tenant as the subject debtor under the Bankruptcy Code or Insolvency Laws, which either (1) is not stayed or dismissed within sixty (60) days after filing, or (2) results in the issuance of an order for relief against the debtor; (e) Tenant's making or consenting to an assignment for the benefit of creditors or a composition of creditors; or (f) an admission by Tenant of its inability to pay debts as they become due.

                                  ARTICLE XVII
SUBORDINATION

        17.1 Subject to the Tenant's receipt of a nondisturbance agreement in the form materially similar to the form attached as Exhibit E hereto, this Lease is subject and subordinate to the lien, provisions, operation and effect of all mortgages, deeds of trust, ground leases or other security instruments which may now or hereafter encumber the Premises (individually, "Mortgage" and collectively, "Mortgages"), to all funds and indebtedness intended to be secured thereby, and to all renewals, extensions, modifications, recastings or refinancings thereof. The holder of any Mortgage to which this Lease is subordinate shall have the right (subject to any required approval of the holders of any superior Mortgage) at any time to declare this Lease to be superior to the lien, provisions, operation and effect of such Mortgage and Tenant shall execute, acknowledge and deliver all confirming documents required by such holder.

        17.2 In confirmation of the foregoing subordination, Tenant shall at Landlord's request promptly execute any requisite or appropriate document which shall contain nondisturbance language reasonably acceptable to Tenant. At the request of any purchaser at foreclosure or the grantee of a deed in lieu of foreclosure, Tenant shall attorn to and recognize such party as the landlord under this Lease. Upon such attornment such party shall not be (a) bound by any payment of the Base Rent or additional rent more than one (1) month in advance,
(b) bound by any amendment of this Lease made without the consent of the holder of the Mortgage existing as of the date of such amendment, (c) liable for damages for any breach, act or omission of any prior landlord, or (d) subject to any offsets or defenses which Tenant might have against any prior landlord.

Within five (5) days after receipt, Tenant shall execute, acknowledge and deliver any requisite or appropriate document submitted to Tenant confirming such attornment.

        17.3 If any lender providing financing secured by the Premises requires as a condition of such financing that modifications to this Lease be obtained, and provided that such modifications (a) are reasonable, (b) do not adversely affect in a material manner Tenant's use of the Premises as herein permitted, and (c) do not increase the rent and other sums to be paid by Tenant, then Landlord may submit to Tenant an amendment to this Lease incorporating such modifications. Tenant shall execute, acknowledge and deliver such amendment to Landlord within five (5) days after receipt.

                                 ARTICLE XVIII
COVENANT OF LANDLORD

        18.1 Landlord covenants that if Tenant shall perform timely all of its obligations, then, subject to the provisions of this Lease, Tenant shall during the Lease Term peaceably and quietly occupy and enjoy possession of the Premises without hindrance by Landlord or anyone claiming through Landlord.

                                  ARTICLE XIX
GENERAL PROVISIONS

        19.1 Tenant acknowledges that neither Landlord nor any broker, agent or employee of Landlord has made any representation or promise with respect to the Premises except as expressly set forth herein, and no right is being acquired by Tenant except as expressly set forth herein. This Lease contains the entire agreement of the parties and supersedes all prior agreements, negotiations, letters of intent, proposals, representations, warranties and discussions between the parties. This Lease may be changed in any manner only by an instrument signed by both parties.

        19.2 Nothing contained in this Lease shall be construed as creating any relationship between Landlord and Tenant other than that of landlord and tenant.

        19.3 Landlord and Tenant each warrant to the other that in connection with this Lease they have not employed or dealt with any broker, agent or finder, except Tenant has retained CB Richard Ellis, and Tenant shall be responsible for payment of all commissions to CB Richard Ellis. Tenant and Landlord shall each indemnify, defend and hold the other harmless from and against any claim for brokerage or other commissions asserted by any other broker, agent or finder employed by Landlord or Tenant or with whom Landlord or Tenant has dealt.

        19.4 From time to time upon twenty (20) days prior written notice, Tenant and each subtenant, assignee or occupant of Tenant shall execute, acknowledge and deliver to Landlord and any designee of Landlord a written statement certifying: (a) that this Lease is unmodified and in full force and effect (or that this Lease is in full force and effect as modified and stating the modifications); (b) the dates to which rent and any other charges have been paid; (c) that Landlord is not in default in the performance of any obligation (or specifying the nature of any default); (d) the address to which notices are to be sent; (e) that this Lease is subject and subordinate to all Mortgages; (f) that Tenant has accepted the Premises and all work thereto has been completed (or specifying the incomplete work); and (g) such other matters as Landlord may request. Any such statement may be relied upon by any owner of the Premises, any prospective purchaser of the Premises, the holder or prospective holder of a Mortgage or any other person or entity. Tenant acknowledges that time is of the essence to the delivery of such statements and Tenant's failure to deliver timely such statements may cause substantial damages resulting from, for example, delays in obtaining financing secured by the Premises.

        19.5 Landlord and Tenant waive trial by jury in any action, claim or counterclaim brought in connection with any matter arising out of or in any way connected with this Lease, the landlord-tenant relationship, Tenant's use or occupancy of the Premises or any claim of injury or damage. Tenant consents to service of process and any pleading relating to any such action at the Premises; provided, however, that nothing herein shall be construed as requiring such service at the Premises. Landlord and Tenant waive any objection to the venue of any action filed in any court situated in the jurisdiction in which the Premises is located and waive any right under the doctrine of forum non convenient or otherwise to transfer any such action filed in any such court to any other court.

        19.6 All notices or other required communications shall be in writing and shall be deemed duly given only when delivered in person (with receipt therefor), or when sent by certified or registered mail, return receipt requested, postage prepaid, to the following addresses: (a) if to Landlord, at 119 Victor Heights Parkway, Victor, New York 14564 or (b) if to Tenant, at 315 Science Parkway, Rochester, New York 14620, until the Lease Commencement Date and thereafter at the Premises. Either party may change its address for the giving of notices by notice given in accordance with this Section.

        19.7 Each provision of this Lease shall be valid and enforceable to the fullest extent permitted by law. If any provision or its application to any person or circumstance shall to any extent be invalid or unenforceable, then the remainder of this Lease and the application of such provision to other persons or circumstances shall not be affected.

        19.8 Feminine, masculine or neuter pronouns shall be substituted for those of another form, and the plural or singular shall be substituted for the other number, in any place in which the context may require.

        19.9 The provisions of this Lease shall be binding upon and inure to the benefit of the parties and their respective representatives, successors and assigns, subject to the provisions herein restricting assignment or subletting.

        19.10 Upon seventy-two (72) hours prior verbal notice (except in cases of emergency), Landlord and its designees may enter the Premises at any time, without charge therefor and without diminution of the rent payable by Tenant, to inspect and exhibit the Premises and make such alterations and repairs as Landlord may deem necessary (including, but not limited to, alterations and repairs for a new tenant during the last sixty (60) days of the Lease Term if Tenant has vacated the Premises). Any such entry by the Landlord shall be done in such a manner so as to not unreasonably interfere with the operation of Tenant's business.

        19.11 This Lease shall be governed by the laws of the jurisdiction in which the Premises is located.

        19.12 Headings are used for convenience and shall not be considered when construing this Lease.

        19.13 The submission of a copy of this document to Tenant shall not constitute an offer or option to lease. This Lease shall become effective and binding only upon execution and delivery by both Landlord and Tenant.

        19.14 Time is of the essence with respect to each obligation hereunder.

        19.15 This Lease may be executed in multiple counterparts, each of which is deemed an original and all of which constitute one and the same document.

        19.16   A memorandum of this Lease shall be recorded.

        19.17 Except as otherwise provided in this Lease, any additional rent or other sum owed by Tenant to Landlord, and any cost, expense, damage or liability incurred by Landlord for which Tenant is liable, shall be considered additional rent payable pursuant to this Lease and paid by Tenant no later than ten (10) days after the date Landlord notifies Tenant of the amount thereof.

        19.18 Tenant's liabilities existing as of the expiration or earlier termination of the Lease Term shall survive such expiration or earlier termination.

        19.19 If Landlord is in any way delayed or prevented from performing any obligation due to fire, act of God, governmental act or failure to act, labor dispute, inability to procure materials or any cause beyond such Landlord's reasonable control (whether similar or dissimilar to the foregoing events), then the time for performance of such obligation shall be excused for the period of such delay or prevention and extended for the time necessary to compensate for the period of such delay or prevention.

        19.20 The deletion of any printed, typed or other portion of this Lease shall not evidence an intention to contradict such deleted portion. Such deleted portion shall be deemed not to have been inserted in this Lease.

        19.21 The person executing this Lease on each party's behalf warrants that such person is duly authorized to so act.

        19.22 If any Base Rent or additional rent is collected by or through an attorney or if Landlord requires the services of an attorney to cause Tenant to cure any default, to evict Tenant or to pursue any other remedies to which Landlord is entitled hereunder, Tenant shall pay the reasonable fees of such attorney (including in-house attorneys) together with all reasonable costs and expenses incurred by Landlord in connection with such matters, whether or not any legal proceedings have been commenced. In the event a legal proceeding is brought by either party against the other under this Lease, the prevailing party shall be entitled to recover all costs and expenses incurred in connection with such proceeding, including reasonable attorneys' fees.

        19.23 If Landlord finances the construction of the Premises through the Agency, this Lease shall constitute a sub-lease and Tenant consents to Landlord's sale-leaseback from the Agency.

        19.24 Tenant acknowledges that Tenant has received and reviewed the Canal Ponds Business Park Association, Inc. and Canal Ponds Office Association, Inc. No-Action Letter/Offering Plans as amended by the First Amendment to No-Action Letter/Offering Plan dated April 1, 1998 (the "Offering Plans"). Tenant covenants and agrees to be bound by and perform the covenants, terms and provisions contained in the Master Declaration, the Sub-Association Declaration and the Offering Plans and indemnifies, defends and holds Landlord harmless from any and all costs, expenses, damages, assessments of any kind whatsoever incurred by Landlord due to Tenant's failure to perform the covenants, terms and provisions contained in the Master Declaration, the Sub-Association Declaration and/or the Offering Plans.

        19.25 Landlord's performance is subject to and contingent upon (i) Landlord taking title to a leasehold interest in the Premises from Torrey Pines Realty Corporation, who is the tenant under a lease with the Agency dated as of March 1, 1992, and entering into a lease with the Agency as landlord and Landlord as tenant, obtaining all Agency economic incentive approvals (including but not limited to mortgage tax exemption, sales and use tax exemption and a payment in lieu of tax agreement) and obtaining all appropriate municipal approvals to construct the building; and (ii) Tenant's acquisition of a leasehold interest in approximately 4.27 acres located adjacent to the Premises pursuant to a Partial Assignment of Purchase and Sale Agreement between Landlord, as assignor, and Tenant, as assignee. In the event Landlord or Tenant has not released these contingencies by May 31, 2001, then either party may terminate this Lease upon written notice to the other, and neither party shall have any claim agains the other (except for Tenant's obligation to pay liquidated damages pursuant to Section 3.4) and Tenant's deposit shall be returned, if any.




[Remainder of Page Intentionally Left Blank]

        IN WITNESS WHEREOF, Landlord and Tenant have executed this Lease as of the date first above written.


WITNESS:                                  LANDLORD:

                                          CHRISTA PT, LLC

/s/Brian McKinnon                         By:/s/David Christa
------------------------                    -----------------------------
                                          Name: David Christa
                                                -------------------------
                                          Title: Managing Member
                                                -------------------------
                                          Date: May 19, 2001
                                                -------------------------


WITNESS:                                  TENANT:

                                          PERFORMANCE TECHNOLOGIES, INC.

/s/Nancy L. Hineline                      By:/s/Dorrance W. Lamb
------------------------                    -----------------------------
                                          Name: Dorrance W. Lamb
                                                -------------------------
                                          Title: VP Finance
                                                -------------------------
                                          Date: May 16, 2001
                                                -------------------------

                                   EXHIBIT A


                             PLAN SHOWING PREMISES

                                   EXHIBIT B

                                 WORK AGREEMENT


                                 To Be Inserted

                                   EXHIBIT C


             FORM OF CERTIFICATE AFFIRMING LEASE COMMENCEMENT DATE



        The Certificate to be provided to Tenant pursuant to Section 2.2 of the Lease shall provide as follows:

        "This Certificate is being provided to Tenant pursuant to the terms and provisions of that certain lease agreement dated as of ______________, 20__ (the "Lease"), by and between ____________________ and ___________________. This
Certificate confirms the following:


      1.  The Lease Commencement Date is _____________________, 20__.

      2.  The initial term of the Lease shall expire on ________________, 20__.

                                   EXHIBIT D

                          PURCHASE AND SALE AGREEMENT


THIS AGREEMENT ("Agreement") is made and executed as of the ____ day of _____________, 2001, which shall be the date the last party executes this Agreement ("Effective Date"), by and between ______________, a ______ corporation having an office at ______________________ ("Seller") and ______________, a ___________ having an office at __________________________
("Buyer").

                                  WITNESSETH:
WHEREAS, the County of Monroe Industrial Development Agency ("COMIDA") is the owner in fee simple of certain land in the Town of Greece known as the Canal Ponds Business Park ("COMIDA Park Property"); and
WHEREAS, Seller is the tenant under a lease with COMIDA dated as of March 1, 1992 ("COMIDA Lease") covering the COMIDA Park Property, including without limitation the real property described in Exhibit A located in the Town of Greece, County of Monroe and State of New York ("Property"), which lease includes an option by Seller as tenant to assign its leasehold interest in the COMIDA Park Property; and WHEREAS, Seller now desires to partially assign to Buyer its interest in the COMIDA Lease insofar as it relates to the Property, and Buyer desires to acquire said leasehold interest from Seller, upon certain terms and conditions. NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and representations herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:
1.      Assignment; Property.
(a) Seller shall partially assign its interest in the COMIDA Lease as it relates to the Property to Buyer ("Partial Assignment"), and Buyer shall accept the Partial Assignment, upon the terms and conditions set forth in this Agreement.
(b) The Property consists of a ________________, at Canal Ponds Office Park, Town of Greece, County of Monroe, New York, to be more particularly described in Exhibit A attached hereto and made a part hereof, and as generally shown as Tax Map No. ________ on the tax map attached hereto at Exhibit B and made a part hereof together with any improvements located thereon.
(c) The leasehold interest in the Property is being assigned pursuant to a No-Action Letter/Offering Plan for Canal Ponds Business Park Association, Inc. and pursuant to a second No-Action Letter/Offering Plan for the relevant Sub-association affecting the Property ("Offering Plan" or "Offering Plans") which was accepted by the New York Attorney General's Office on March 25, 1994.

2.      Purchase Price and Surcharge.
     (a) The Purchase Price for the Partial Assignment shall be ____________ DOLLARS ($___________), payable as follows:
        (i) Upon execution of this Agreement by both parties, Buyer shall pay the following amount as a Deposit: $________, as more particularly detailed and described in Paragraph 22 herein.
        (ii) Upon Closing, Buyer shall pay Seller the balance of the Purchase Price subject to the adjustments described below and in Paragraph 15 of this Agreement. The Deposit shall be applied to the Purchase Price at Closing.
     (b)   All payments shall be by certified check or wired funds.
3. Closing. The closing and transfer of the Partial Assignment ("Closing") shall occur on or about sixty (60) days after the Effective Date at the Monroe County Clerk's Office or on such date or at such other location as the parties may designate.
4. Closing Costs. At Closing, Seller shall pay any required transfer tax, as well as any recording charges necessary to render title good and marketable as provided herein. Buyer shall pay the fee for recording the instrument evidencing the Partial Assignment, recording any mortgage, payment of any mortgage recording tax and any title insurance costs except as otherwise provided in Paragraph 8(b). Buyer shall also pay all costs associated with the participation of COMIDA in the transaction, including without limitation any application fee, COMIDA's legal counsel fees and disbursements and the legal fees and disbursements of Nixon, Peabody LLP as so-called bond or transaction counsel. Except as otherwise provided herein, each party shall bear its own costs, legal fees and expenses incurred hereunder without any claim against the other.
5. Title Searches. Seller shall furnish to the attorneys for Buyer within fifteen (15) days after the Effective Date, tax, title and United States District Court searches for the Property, dated or redated subsequent to the date hereof. Seller shall pay for the continuation of such searches to and including the Closing.
6. Survey. Seller, at Seller's cost, shall deliver to the attorneys for Buyer within fifteen (15) days after the Effective Date a map of an instrument survey of the Property dated or redated after the Effective Date and prepared by a surveyor licensed by the State of New York, which survey must be approved in writing by Seller and which shall depict the boundaries of the Property, any improvements thereon, all easements and other similar encumbrances thereon and any encroachments affecting the Property and adjacent parcels together with a legal description of the Property. The legal description shall replace the information set forth in Exhibit A and shall control in the event of any discrepancies. The survey shall replace the tax map at Exhibit B and shall control in the event of any discrepancies.
7. Title to the Property. Title to the Property shall be free and clear of liens and encumbrances, subject, however, to the COMIDA Lease and subject also
 .to the following (which shall be defined as "Permitted Encumbrances"):
(a) A certain Declaration of Zoning Restrictions recorded in the Monroe County Clerk's Office in Liber 8119 of Deeds, at page 110.
(b) Covenants, conditions, easements and restrictions running with the land as contained in a certain Master Declaration of Covenants, Conditions, Easements and Restrictions recorded in the Monroe County Clerk's Office in Liber 8469 of Deeds at page 254 ("Master Declaration"), and also in a certain Sub-association Declaration of Covenants, Conditions, Easements and Restrictions recorded in the Monroe County Clerk's Office in Liber 8469 of Deeds at page 342 ("Subassociation Declaration").
(c)     Any liens or encumbrances set forth on Exhibit C.
(d)     The other terms and conditions of this Agreement.
(e)     Limitations on building development as described in Paragraph 15.
8. Marketability of Title. The following provisions shall govern marketability of title:
(a) Within thirty (30) days after the receipt of the title searches and survey map described above, Buyer's attorneys shall deliver to Seller's attorneys a written notice of any defects, encumbrances or other objections to title other than those items described in Paragraph 8 hereof. If Buyer fails to so notify Seller within such thirty (30) day period, then Buyer shall be deemed to have waived any objection to title which is revealed by such title searches or the survey map described above. If (i) it should appear that the Property is affected by any outstanding interest or questions of title which render title unmarketable or the proposed use of the improvements illegal (being in violation of any applicable law, ordinance, regulation or restriction), and as to which Buyer is not obligated to take subject to in accordance with the terms of this Agreement, (ii) Buyer has notified Seller of Buyer's objection thereto as provided above, and (iii) such interest, question of title or violation may, according to reasonable expectations, be removed as an objection to title within thirty (30) days from the date of receipt by Seller's attorneys of written notice that title is not acceptable, Seller, at Seller's sole cost, shall have the obligation to remove such question or discharge such interest, for which purpose Seller shall have a reasonable time, but in no event more than thirty
(30) days from the receipt of Buyer's written notice, unless such defect is one which can be removed or corrected by the payment by Seller of a fixed monetary sum in an amount acceptable to Seller, in which event Seller shall pay such sum to remove such defect or otherwise remove such defect as of the Closing.
(b) If at the Closing title to the Property is not good and marketable as provided herein, either Buyer or Seller shall have the right to cancel this Agreement by giving written notice of such cancellation, whereupon all liability by reason of this Agreement shall cease, and Buyer's Deposit shall be promptly refunded and Seller shall reimburse Buyer Buyer's reasonable cost of engineering, surveying, legal, bank commitment, bank appraisal, and environmental fees incurred by Buyer; provided, however, if either party secures a commitment for leasehold title insurance prior to Closing in respect of any valid objection raised by Buyer in the amount of the Purchase Price, insuring title as provided in this Agreement and containing only standard pre-printed exceptions and Permitted Encumbrances, then Seller shall pay the cost thereof, and in such event this Agreement shall remain and continue in full force and effect.
(c) Notwithstanding any provision to the contrary, Buyer shall have the continuing right to accept the Partial Assignment based on title in whatever state it may be without any reduction in the Purchase Price. Accordingly, from and after the date hereof to and including the Closing, Seller shall not cause or suffer the Property to be further encumbered.
9. Representations and Warranties of Seller. Seller represents and warrants to Buyer as of the date hereof:
(a) Seller is a ____________ duly organized, validly existing and in good standing under the laws of the State of _______, has all requisite power to hold a leasehold interest in the Property and to make a partial assignment thereof, and has all necessary power and authority to enter into and carry out this Agreement according to its terms.
(b) This Agreement has been duly authorized, executed and delivered and constitutes a legal and binding obligation of Seller, enforceable in accordance with its terms, except as may be limited by bankruptcy and other laws affecting creditors' rights generally.
(c) To the best of Seller's knowledge, there is no litigation, proceeding or investigation pending, or to the knowledge of Seller, threatened against or affecting Seller, that might affect or relate to the validity of this Agreement, any action taken or to be taken pursuant hereto, or the Property or any part thereof, whether or not fully covered by insurance.
(d) There are no leases or tenancies currently in effect on, or any parties in possession of, any part of the Property other than the COMIDA Lease or Buyer, if permission has otherwise been granted by Seller.
(e)     Seller is not a "foreign person" (as defined in Internal Revenue Code
Section 1445(f)(3) and the regulations issued thereunder).
(f) There exists no Events of Default or, events that with the passage of time or giving of notice would constitute Events of Default under the COMIDA Lease.
10. Representations and Warranties of Buyer. Buyer represents and warrants to Seller as of the date hereof:
(a) Buyer is duly organized and validly existing under the laws of the State governing its formation and operation and has all the requisite power and authority to enter into and carry out this Agreement according to its terms.
(b) This Agreement has been duly authorized, executed and delivered and constitutes a legal and binding obligation of Buyer, enforceable in accordance with its terms, except as may be limited by bankruptcy and other laws affecting creditors' rights generally.
(c) The Property to be covered by the Partial Assignment from Seller to Buyer pursuant to this Agreement will be developed by Buyer in accordance with the approved Site Plan (as defined below).
(d) There is no bankruptcy, insolvency, rearrangement or similar action or proceeding, whether voluntary or involuntary, pending, or to the best of Buyer's knowledge, threatened against Buyer.
11.     Contingencies.
[Intentionally Omitted]
12.     Deliveries.
     (a)     At Closing, Seller shall deliver to Buyer the following:
             (i) a duly executed and acknowledged partial assignment of the COMIDA Lease in substantially the form attached hereto as Exhibit D, title to the Property being free and clear of all liens and encumbrances, except as provided in Paragraph 8 above and otherwise as provided herein.
             (ii) any and all affidavits or other certificates or documents reasonably required by the Buyer or the title insurance company, if any, in order to insure title in the condition required by this Agreement.
             (iii) duly executed Non-Foreign Person affidavit under Section 1445 of the Internal Revenue Code as same applies to corporations.
             (iv) any and all other certificates, documents or instruments reasonably requested and as required by this Agreement to effectuate the terms and conditions hereof.
     (b)     At Closing, Buyer shall deliver to Seller the following:
             (i)      the Purchase Price with adjustments as set forth herein.
             (ii) execution of the partial assignment referred to in Paragraph 13(a)(i) above.
             (iii) an executed amended lease with COMIDA covering the Property and including an agreement for payments in lieu of taxes.
             (iv) evidence of commitments, acceptable to Seller in its reasonable judgment, running to COMIDA, the local taxing authorities and The Chase Manhattan Bank as the trustee for the bonds issued to finance some of the infrastructure on the COMIDA Park Property of Buyer's ability to make appropriate payments in lieu of taxes on the Property and any improvements to be constructed thereon.
             (v) such other certificates, documents and instruments reasonably requested and as required by this Agreement to effectuate the terms and conditions hereof, including without limitation a recordable agreement relating to the building development restrictions in Paragraph 16 herein, in the form attached as Exhibit E.
             (vi) a notice of determination of initial Pilot assessment for the Property, executed by Buyer and the Town of Greece, substantially in the form attached hereto as Exhibit F.
             (vii) a Guaranty of Completion in the form attached hereto as Exhibit G executed by ________________.
             (viii) a Guaranty of Payment of Payments in Lieu of Taxes in the form attached hereto as Exhibit H executed by ___________.
13. Risk of Loss/Condemnation. If any portion of the Property is taken by condemnation or purchased in lieu thereof prior to Closing and transfer of the Partial Assignment covering such portion of the Property, then Buyer shall have the right to terminate this Agreement, or confirm that this Agreement shall continue in full force and effect, and in the latter case, Seller shall assign to Buyer any claim Seller may have for compensation to such condemned portion of the Property. Seller shall bear all risk of loss relating to the Property prior to the date of Closing. In case of any material loss to the Property prior to Closing, either party shall have the right to terminate this Agreement by written notice to the other, unless Buyer, at Buyer's option, elects to close, . in which event Buyer shall receive any insurance proceeds attributable to the Property and payable for such loss.
14. Adjustments. The following shall be adjusted and prorated between the parties at Closing: Current fiscal year real estate taxes, water charges, sewer charges, any current payments in lieu of taxes, and all other charges incurred with respect to the Property which Seller is obligated to pay, if any.
15.     Development requirements.
(a) In no event may Buyer develop the Property with a greater Density Ratio than 15,280 square feet per acre (for Office use) or 19,700 square feet per acre (for Industrial use), 11,232 square feet per acre (for Retail use), or 58 rooms per acre (for Hotel and Conference Center Use). For this purpose the "Density Ratio" shall mean a ratio calculated as follows: (a) the numerator shall be the square footage of gross floor area (as defined herein) of any building proposed for development on the Property which is either subdivided or expected to be subdivided and (b) the denominator shall be the square footage of the Property except in the case of the Hotel and Conference Center category, the numerator shall be the number of rooms for lodging. "Gross floor area" shall mean the sum of the area of all floors of a building measured from exterior walls including basements and cellars as defined in and regulated by the New York State Uniform Fire Prevention and Building code (but shall not include the pedestrian area in an enclosed mall). (b) Buyer shall obtain a building permit and commence within one hundred twenty (120) days following the date of Closing and thereafter diligently pursue to completion construction of the principal building improvements on the Property in accordance with the approved Site Plan. Notwithstanding the above provisions, Buyer shall not be liable for delay or failure to commence construction if such delay or failure results directly from circumstances (other than lack of funding for the cost thereof) beyond the control of Buyer. Such circumstances may include, but shall not be limited to, acts of God, acts of war, riots, civil commotions, strikes, lockouts, acts of the government, accidents, fire, floods, water damage, earthquake or other natural catastrophes. In such event, Buyer shall be entitled to an extension of time to commence such construction, not to exceed one additional day for each day of delay resulting from such circumstances. (c) Buyer shall obtain a certificate of occupancy from the appropriate governmental agency within three hundred sixty-five (365) days following the date of Closing. Notwithstanding the above provisions, Buyer shall not be liable for delay or failure to complete construction and obtain the required certificate of occupancy if such delay or failure results directly from circumstances (other than lack of funding for the cost thereof) beyond the control of Buyer. Such circumstances may include, but shall not be limited to, acts of God, acts of war, riots, civil commotions, strikes, lockouts, acts of the government, accidents, fire, floods, water damage, earthquake or other natural catastrophes. In such event, Buyer shall be entitled to an extension of time to complete such construction, not to exceed one additional day for each day of delay resulting from such circumstances.
16. Remedies; Termination Rights; Cure Period. (a) In the event Buyer breaches the limitation on development set forth in Paragraph 15(a), then Seller shall have the right, in its sole discretion, to bring an action for specific performance to compel compliance with such limitation and also to exercise any other remedy at law or in equity.
(b) In the event that Buyer should fail to obtain a building permit and commence construction of the building improvements on the Property as required in Paragraph 16(b), subject to the notice and cure provisions of subparagraph
(f) below, then the Seller shall have the right, in its sole discretion, to
(i) either (A) reacquire, by assignment, Buyer's leasehold interest in the Property free and clear of any liens or encumbrances for the total Purchase Price originally received by Seller (less the amount of any monetary lien or encumbrance, or any interest or other costs related to any such lien or encumbrance), or (B) bring an action for specific performance to compel the construction and completion of such improvements according to the Site Plan, and also (ii) exercise any other remedy at law or in equity.
(c) In the event that Buyer fails to obtain a certificate of occupancy evidencing completion of construction within the time set forth in Paragraph 15(c) of this Agreement, subject to the notice and cure provisions of subparagraph (f) below, then Seller shall have the right, in its sole discretion, to (i) bring an action for specific performance to compel the completion of such improvements according to the Site Plan and/or (ii) exercise any other remedy at law or in equity.
(d) This Agreement shall be deemed automatically terminated, without the necessity of any action or notice by Seller, if Buyer shall (i) fail, be unable or admit in writing its inability to pay its debts as they become due; (ii) make an assignment of its rights relating to and associated with the Property for the benefit of creditors, petition, or apply to any tribunal for the appointment of a custodian, receiver, or trustee; or (iii) commence any proceeding or any proceeding or petition is filed against it (unless within ninety (90) days of such filing the petition is dismissed) under any bankruptcy, reorganization, or debt readjustment, dissolution, or liquidation law of any jurisdiction.
(e) With respect to any other breach by Buyer of any of its obligations hereunder, Seller may terminate this Agreement by written notice to Buyer. If this Agreement is terminated under subparagraph (d), this subparagraph or the last sentence of the first paragraph of Paragraph 23, Buyer shall pay Seller $25,000.00 as fixed, agreed and liquidated damages as Seller's sole and exclusive remedy, and the parties shall be relieved of all further obligations hereunder. Seller shall apply the Deposit toward such $25,000.00 obligation, and Buyer shall pay the balance within fifteen (15) days of demand for payment thereof by Seller. The parties acknowledge that the liquidated damages are compensatory, not punitive, and are a reasonable measure of, and compensation for, the foreseeable damages to Seller resulting from such a breach by Buyer, inasmuch as damages are either unascertainable or difficult if not impossible to quantify, and are in lieu of actual, speculative and consequential damages.
(f) Prior to the exercise of any remedy under subparagraphs (a), (b), (c), or (e), Seller shall provide written notice to the Buyer of Buyer's default. Buyer shall have thirty (30) days to cure any monetary default and ninety (90) days to cure any other default. If Buyer fails to cure such default within such time period or, if such default is not capable of being cured within such time, Buyer has failed to commence to cure, and to pursue diligently the cure of, such breach or default, then Seller may exercise any remedy provided for herein.
17.     Notices.
(a) Any notice, communication, approval, disapproval, request or reply ("Notice") provided in this Agreement or permitted to be given, made or accepted by either party to the other, must be in writing, and shall be given or served by delivery in person, by Federal Express or similar overnight courier service or by postpaid certified or registered mail addressed to the party notified. For purposes of Notice, the addresses for the parties, unless changed as hereinafter provided, shall be:
     Seller: _________________________
             _________________________
             _________________________
             _________________________
             Attention:_______________

     Copy to:_________________________
             _________________________
             _________________________
             _________________________
             Attention:_______________

     And a copy to:
             _________________________
             _________________________
             _________________________
             Attention:_______________

     Buyer:  _________________________
             _________________________
             _________________________
             Attn:____________________

     Copy to:__________________________________
             __________________________________
             __________________________________


     _______:__________________________________
             __________________________________
             __________________________________
             Attention: _______________________

     Copy to:__________________________________
             __________________________________
             __________________________________
             Attention: _______________________

(b) Each party hereto shall have the right from time to time to change its address, by giving Notice in writing of no less than five (5) business days to the other party as herein provided. Any Notice shall be deemed to be given as of the date such Notice is actually received by or on behalf of the addressee.
18. Broker's Commission. The parties each represent to the other that no real estate broker or salesman has been contacted, engaged or consulted in connection with this proposed Partial Assignment or the execution of this Agreement. Should this representation be contrary to fact, the party making the misrepresentation or misstatement of fact shall indemnify and hold the other party harmless from any claim, liability and expense including attorneys fees, resulting from such misrepresentation or misstatement of fact. The provisions of this paragraph 19 shall survive the Closing.
19.     Investigation of Property.
(a) Within thirty (30) days after the Effective Date (the "Investigation Period"), Buyer, at its sole cost and expense, shall have the right to perform, or have performed, a Phase I Environmental Site Assessment of the Property to determine its general environmental condition and compliance with environmental laws, and engineering, soil borings, subsoil, soil load-bearing tests to determine the suitability of the Property for construction and development. Should Buyer wish to perform, or have performed, a Phase II Environmental Site Assessment involving sampling and analysis of soil, subsurface soil, groundwater, surface water, sediment or any other environmental media, Buyer shall submit for Seller's approval a scope of work for such Phase II Environmental Site Assessment which identifies the number of samples, proposed sample locations, constituents to be analyzed and sampling and analytical methodologies. Buyer shall not perform, or have performed, the Phase II Environmental Site Assessment until Seller approves the scope of work , which approval shall not be unreasonably conditioned, delayed or withheld. Buyer shall promptly provide to Seller a copy of the any report regarding, and data generated during, the Phase II Environmental Site Assessment. Prior to any such entry, Buyer shall provide Seller with proof of liability insurance acceptable to Seller and also at least 48 hours prior oral or written notice. Pursuant to the terms of this Section 20, Buyer shall have such right to enter upon the

Property from and after the execution of this Agreement by both parties hereto for the purpose of conducting such inspections, audits and tests which Buyer deems necessary or desirable. During any access to the Property by Buyer at or prior to the date of Closing, Buyer will not commit waste or nuisance on the Property, remove or damage any trees or shrubbery, remove, alter or change the grade of any dirt or topsoil, add any dirt, topsoil or other substance or items to the Property or otherwise change the character of the Property in any manner, except as necessary to conduct the investigations specified above. Within five
(5) business days of completion of such activities, Buyer, at its sole expense and as reasonably practicable, agrees to restore the Property to its condition existing prior to such inspections, Phase I and II Environmental Site Assessments and tests, including without limitation, if groundwater monitoring wells or piezometers were installed during any Phase II Environmental Site Assessment, removal of all well and piezometer casings and materials and proper sealing of boreholes. If Buyer fails to so restore the Property within five (5) days after receipt of written demand from Seller to do so, Seller may so restore at Buyer's sole cost and expense. If Buyer fails to reimburse Seller for such cost and expense within five (5) days after receipt of written demand from Seller for such reimbursement, the Deposit shall be applied to such reimbursement. Buyer hereby covenants and agrees, at its sole cost and expense, to indemnify, protect, defend and save harmless Seller from and against any and all damages, losses, liabilities, obligations, penalties, claims, litigation, demands, defenses, judgments, suits, actions, proceedings, costs, disbursements and/or expenses (including, without limitation, attorneys' and experts' fees, expenses and disbursements) of any kind or nature whatsoever which may at any time be imposed upon, incurred by or asserted or awarded against Seller resulting from or arising out of the acts or activities of Buyer or Buyer's agents, employees, or independent contractors on or about the Property.
(b)     (i)    Buyer shall maintain commercial general liability insurance, and, if appropriate, excess liability insurance, with respect to its activities, and those of its agents, employees, consultants, representatives or contractors on the Property or other real property owned by Seller covering all claims of damages for all injuries, including death, either to Buyer's employees or other persons, and all claims on account of property damage, including products/completed operations and contractual liability coverage, with a limit of liability not less than $10,000,000 combined single limit for bodily injury ("BI") and property damage ("PD").
               Such commercial general liability and excess liability insurance shall provide that Seller and COMIDA are named as additional named insureds.
        (ii)   Buyer shall maintain comprehensive automobile liability insurance with respect to any and all owned, hired and non-owned vehicles to be used by Buyer or any agent, employee, representative or subcontractor of Buyer in connection with the use of the Property or any other real property owned by Seller with a limit of liability not less than $1,000,000 combined single limit BI and PD.
        (iii)  Prior to undertaking any of the activities set forth in Paragraph
               20(a), Buyer shall provide Seller certificates from its insurers evidencing that the insurance required to be maintained under this subparagraph (b) is in place.
        (iv)   If Buyer contracts with any third party to perform any portion of the activities set forth in Paragraph 20(a) on the Property, Buyer shall direct such contractor to maintain insurance in amounts appropriate for the work being performed. Such insurance shall name Seller and COMIDA as additional insureds. Buyer shall be responsible for the consequences of any failure of any contractor to maintain such insurance.
        (v)    Buyer shall maintain insurance protecting Buyer from any and all claims under applicable workers' compensation statutes, and shall also provide employer's liability coverage with a limit of liability not less than $100,000, or the amount required by law.
        (vi)   To the extent permitted by law, Buyer covenants and warrants that
               Buyer and all of the insurers with respect to all of the coverages required under this subparagraph (b) shall waive their rights of recovery and subrogation as against Seller and COMIDA.
(c) Seller agrees to reasonably cooperate with Buyer with respect to the above inspection, audit and tests but at no expense to Seller. At Buyer's request, Seller agrees to make available to Buyer for review or inspection all notices, if any, from governmental authorities explicitly applicable to the environmental condition of the Property. Seller further agrees to promptly furnish Buyer with copies of any such notices received by Seller after the Effective Date relating to the environmental condition of the Property and compliance of the Property with Environmental Laws as defined herein. If this Agreement is terminated, Buyer shall return forthwith all such notices.
(d) In the event that during the Investigation Period Buyer, in its reasonable discretion, is not satisfied with the results of the environmental or geotechnical inspections specified in Paragraph 20(a) hereof, Buyer may terminate this Agreement by written notice to Seller at any time during the Investigation Period, in which event the Deposit, less any amounts applied to any breach or default by Buyer, shall be refunded promptly and neither party shall have any further liability to the other hereunder except as provided in this Agreement.
(e) Buyer has entered into the Confidentiality Agreement attached hereto as Exhibit J (the "Confidentiality Agreement") wherein Buyer has agreed not to disclose Information, as that term is defined in the Confidentiality Agreement, except as provided and subject to the Confidentiality Agreement.
20.     Environmental Obligations.
(a) Seller makes no representations or warranties to Buyer relating to the condition or use of the Property under any applicable Environmental Laws. "Environmental Laws" shall mean all federal, state and local environmental, health, chemical use, safety and sanitation laws, statutes, ordinances and codes relating to the protection of the environment and/or governing the use, storage, treatment, generation, transportation, processing, handling, production or disposal of Hazardous Substances and the rules, regulations, and orders with respect thereto. "Hazardous Substances" means, without limitation, any flammable explosives, radioactive materials, polychlorinated biphenyls, petroleum and petroleum products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials, as defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.), the Toxic Substances Control Act, as amended (15 U.S.C. Sections 2601, et seq.), Articles 15 and 27 of the New York State Environmental Conservation Law or any other Environmental Law and the regulations promulgated thereunder applicable on the effective date of this Agreement.
(b) Neither party agrees to any contractual obligation, liability or indemnity to the other party with respect to the use or condition of the Property under any Environmental Law. In the event there is any violation or threatened violation of any Environmental Law relating to the Property, or any claimed loss or damage by reason thereof, each party shall have whatever rights, causes of action, remedies and defenses are available under any applicable statute or common law principle, and neither party shall have any basis for a claim or remedy against the other party under this Agreement.
(c) Seller agrees to make available for Buyer's review copies of all environmental inspection reports and audits of the Property which Seller has in its possession.
21.     Miscellaneous.
(a) This Agreement, and the terms, covenants and conditions herein contained, shall inure to the benefit of and be binding upon the respective successors and assigns of the parties hereto, but this Agreement may not be assigned by Buyer without the prior written consent of Seller, which consent may be withheld in its sole discretion.
(b) All personal pronouns used in this Agreement shall include the other genders, and the singular shall include the plural, whenever and as often as may be appropriate.
(c) This Agreement shall be governed by and construed and enforced under the laws of the State of New York.
(d) No variation, modification or alteration of this Agreement shall be binding on either party hereto unless set forth in a document executed by such party or a duly authorized agent, officer or representative thereof.
(e) The captions contained in this Agreement are for the convenience of the parties only and shall not be deemed a part of the context of this Agreement.
(f) The parties hereto agree to execute and deliver all other documents required, provide all necessary information, and take or forebear from all actions as may be necessary or appropriate to achieve the purposes of this Agreement.
(g) This Agreement and the Exhibits hereto contain the entire agreement between Seller and Buyer, and no oral statements or prior written matter not specifically incorporated herein shall be of force or effect.
(h) In addition to such provisions as shall otherwise survive the Closing or termination of this Agreement as provided herein, the provisions of this Paragraph 22 and Paragraphs 10, 15, 16 (a)-(c) and (e), 19, Buyer's indemnification of Seller under Paragraph 20, and Paragraph 21 shall survive the Closing or termination of this Agreement.
(i) Seller and Buyer each covenants and agrees with the other that it will use its best efforts, acting in good faith, not to (A) disclose or permit the disclosure of any information concerning the other, the Property, this Agreement, any Exhibit hereto or any correspondence or communication between the parties related to any of the foregoing, without the other's consent, or (B) misrepresent or permit the misrepresentation of the ownership of the Property or of the interests of the parties.
(j) Buyer agrees not to make any press release or statement in an interview concerning the Property, this Agreement, any Exhibit hereto or any correspondence or communication between the parties related to any of the foregoing, without the prior written consent of Seller.
22.     Deposit.
All amounts described above as monies to be deposited, and any interest earned thereon, shall collectively be referred to as the "Deposit" and such monies shall be paid by Buyer by good check or wired funds to the Escrow Agent, as hereinafter defined. The Deposit shall be applied to the Purchase Price at Closing or shall otherwise be disbursed by Escrow Agent as described herein. If this Agreement is terminated for failure to satisfy or waive a contingency as set forth in Paragraph 20 or as otherwise provided for in this paragraph, the Deposit shall be returned to Buyer, except that Seller shall be entitled to such portion thereof equal to the damages, costs and expenses, if any, owed to Seller by Buyer pursuant to Paragraph 20 hereof and any separate site access agreement Buyer may sign relating to the Property. If this Agreement is terminated for any other reason (other than Seller's default), then, as set forth in Paragraph 17(e), Seller shall be entitled to the Deposit as liquidated damages.
The Deposit shall be drawn or payable to the order of and delivered to the Seller's attorney, as escrow agent, having an office at _____________________- ("Escrow Agent"). Escrow Agent shall hold the Deposit in an interest bearing account and all interest earned thereon shall be deemed to be earned by Buyer which shall pay taxes due thereon. The tax identification number of Buyer shall be furnished to Escrow Agent as a condition precedent to the placing of the Deposit into an interest bearing account. Upon closing, the Deposit shall be paid by Escrow Agent to Seller and the Deposit shall be credited against the balance of the Purchase Price payable at Closing.
Buyer and Seller agree to execute the written direction to Escrow Agent attached hereto as Exhibit K and made a part hereof simultaneously with the execution of this Agreement. Escrow Agent is expressly authorized to make the payments of the Deposit as described above, without any further written authorization except as described below. If either party makes a written demand upon Escrow Agent for payment to it of all or a portion of the Deposit, Escrow Agent shall give written notice to the other party of such demand. If Escrow Agent does not receive a written objection from the other party to the proposed payment within ten (10) business days after the giving of such notice, Escrow Agent is hereby authorized to make such payment. If Escrow Agent receives written objection within such ten (10) day period or if or any other reason Escrow Agent, in good faith, shall elect not to make such payment, Escrow Agent shall continue to hold the Deposit until otherwise directed by joint written instructions from the parties to the Agreement, or by a final judgment of a court of competent jurisdiction. Escrow Agent shall have the right at any time to deposit the Deposit with the Clerk of the Supreme Court of Monroe County or with any other court of competent jurisdiction. Escrow Agent shall give written notice of any such deposit to Seller and Buyer. Upon the making of any deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder.

Seller agrees to make a written demand on Buyer for payment after default, or as otherwise provided in this Agreement, at least thirty (30) days before a forfeiture of Buyer's Deposit may be declared. The parties acknowledge that the Escrow Agent is acting solely as a stakeholder at the convenience of the Seller and the Buyer and that, as such, shall not be deemed the agent of either of the parties. The parties recognize that the Escrow Agent is Seller's counsel and agrees that the Escrow Agent may represent Seller in connection with this Agreement, the Closing, or in any action or proceeding relating thereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed.

                                               BUYER:

                                               --------------------------

Dated:  __________ ___, 2000                   By:
                                                  ------------------------------

                                               Its:
                                                   -----------------------------


                                               SELLER:

                                               --------------------------

Dated:  __________ ___, 2000                   By:
                                                  ------------------------------

                                               Its:
                                                   -----------------------------

                                   EXHIBIT E

                     FORM OF SUBORDINATION, NONDISTURBANCE
                            AND ATTORNMENT AGREEMENT
                  ____________________________- ("Mortgagee")
                                      and
                    ____________________________ ("Tenant")
                         SUBORDINATION, NONDISTURBANCE
                            AND ATTORNMENT AGREEMENT
                                __________ ,2001

             SUBORDINATION, NONDISTURBANCE AND ATTORNMENT AGREEMENT
This SUBORDINATION, NONDISTURBANCE, AND ATTORNMENT AGREEMENT (this "Agreement") is entered into as of _________ 2001 (the "Effective Date"), between ________________ whose address is __________________________ ("Mortgagee"), and
__________________________, whose address is _______________________ ("Tenant"), with reference to the following facts:
A.      _________________, whose address is___________________("Landlord"), owns the real property located at_____________________________, (such real property, including all buildings, improvements, structures and fixtures located thereon, "Landlord's Premises"), as more particularly described in Schedule A.
B. Mortgagee has made loans to Landlord in the original principal amount of $____________ (the "Loan").
C. To secure the Loan, Landlord has encumbered Landlord's Premises by entering into that certain Mortgage dated __________, 2001 in favor of Mortgagee as amended, increased, renewed, extended, spread, consolidated, severed, restated, or otherwise changed from time to time, the "Mortgage") recorded in the Official Records of the County of Monroe, State of New York (the "Land Records").
D. Pursuant to a Lease dated as of _____________ (the "Lease"), Landlord demised to Tenant Landlord's Premises ("Tenant's Premises"). Tenant's Premises are commonly known as _____________________________-.
E. Tenant and Mortgagee desire to agree upon the relative priorities of their interests in Landlord's Premises and their rights and obligations if certain events occur.
NOW, THEREFORE, for good and sufficient consideration, Tenant and Mortgagee agree:
1.      DEFINITIONS.
The following terms shall have the following meanings for purposes of this Agreement.
1.1 Construction-Related Obligation. A "Construction-Related Obligation" means any obligation of Landlord under the Lease to make, pay for, or reimburse Tenant for any alterations, demolition, or other improvements or work at Landlord's Premises, including Tenant's Premises. "Construction-Related Obligations" shall not include: (a) reconstruction or repair following fire, casualty or condemnation; or (b) day-to-day maintenance and repairs.
1.2 Foreclosure Event. A "Foreclosure Event" means: (a) foreclosure under the Mortgage; (b) any other exercise by Mortgagee of rights and remedies (whether under the Mortgage or under applicable law, including bankruptcy law) as holder of the Loan and/or the Mortgage, as a result of which Successor Landlord becomes owner of Landlord's Premises; or (c) delivery by Landlord to Mortgagee (or its designee or nominee) of a deed or other conveyance of Landlord's interest in Landlord's Premises in lieu of any of the foregoing.
1.3 Former Landlord. A "Former Landlord" means Landlord and any other party that was landlord under the Lease at any time before the occurrence of any attornment under this Agreement.
1.4 Offset Right. An "Offset Right" means any right or alleged right of Tenant to any offset, defense (other than one arising from actual payment and performance, which payment and performance would bind a Successor Landlord pursuant to this Agreement), claim, counterclaim, reduction, deduction, or abatement against Tenant's payment of Rent or performance of Tenant's other obligations under the Lease, arising (whether under the Lease or other applicable law) from Landlord's breach or default under the Lease.
1.5 Rent. The "Rent" means any fixed rent, base rent or additional rent under the Lease.
1.6 Successor Landlord. A "Successor Landlord" means any party that becomes owner of Landlord's Premises as the result of a Foreclosure Event.
1.7 Termination Right. A "Termination Right" means any right of Tenant to cancel or terminate the Lease or to claim a partial or total eviction arising (whether under the Lease or under applicable law) from Landlord's breach or default under the Lease.
2.      SUBORDINATION.
The Lease shall be, and shall at all times remain, subject and subordinate to the Mortgage, the lien imposed by the Mortgage, and all advances made under the Mortgage.
3.      NONDISTURBANCE, RECOGNITION AND ATTORNMENT.
3.1 No Exercise of Mortgage Remedies Against Tenant. So long as the Tenant is not in default, (an "Event of Default"), Mortgagee shall not take any action to disturb Tenant's use, possession, or quiet enjoyment of the Tenant's Premises and shall not name or join Tenant as a defendant in any exercise of Mortgagee's rights and remedies arising upon a default under the Mortgage unless applicable law requires Tenant to be made a party thereto as a condition to proceeding against Landlord or prosecuting such rights and remedies. In the latter case, Mortgagee may join Tenant as a defendant in such action only for such purpose and not to terminate the Lease or otherwise adversely affect Tenant's rights under the Lease or this Agreement in such action.
3.2 Nondisturbance and Attornment. If the Lease has not been terminated on account of an Event of Default by Tenant, then, when Successor Landlord takes title to Landlord's Premises: (a) Successor Landlord shall not terminate or disturb Tenant's use, possession or quiet enjoyment of Tenant's Premises under the Lease, except in accordance with the terms of the Lease and this Agreement;
(b) Successor Landlord shall be bound to Tenant under all the terms and conditions of the Lease (except as provided in this Agreement); (c) Tenant shall recognize and attorn to Successor Landlord as Tenant's direct landlord under the Lease as affected by this Agreement; and (d) the Lease shall continue in full force and effect as a direct lease, in accordance with its terms (except as provided in this Agreement), between Successor Landlord and Tenant.
3.3 Further Documentation. The provisions of this Article shall be effective and self-operative without any need for Successor Landlord or Tenant to execute any further documents. Tenant and Successor Landlord shall, however, confirm the provisions of this Article in writing upon request by either of them.
4.      PROTECTION OF SUCCESSOR LANDLORD.
Notwithstanding anything to the contrary in the Lease or the Mortgage, Successor Landlord shall not be liable for or bound by any of the following matters:
4.1 Claims Against Former Landlord. Any Offset Right that Tenant may have against any Former Landlord relating to any event or occurrence before the date of attornment, including any claim for damages of any kind whatsoever as the result of any breach by Former Landlord that occurred before the date of attornment. (The foregoing shall not limit either (a) Tenant's right to exercise against Successor Landlord any Offset Right otherwise available to Tenant because of events occurring after the date of attornment or (b) Successor Landlord's obligation to correct any conditions that existed as of the date of attornment and violations Successor Landlord's obligations as landlord under the Lease.)

4.2 Prepayments. Any payment of Rent that Tenant may have made to Former Landlord more than thirty days before the date such Rent was first due and payable under the Lease with respect to any period after the date of attornment other than if, and only to the extent that, the Lease expressly required such a prepayment.
4.3 Payment; Security Deposit. Any obligation: (a) to pay Tenant any sum(s) that any Former Landlord owed to Tenant or (b) with respect to any security deposited with Former Landlord, unless such security was actually delivered to Mortgagee. This paragraph is not intended to apply to Landlord's obligation to make any payment that constitutes a "Construction-Related Obligation."
4.4 Modification, Amendment, or Waiver. Any modification or amendment of the Lease, or any waiver of any terms of the Lease, made without Mortgagee's written consent.
4.5 Surrender, Etc. Any consensual or negotiated surrender, cancellation, or termination of the Lease, in whole or in part, agreed upon between Landlord and Tenant, unless effected unilaterally by Tenant pursuant to the express terms of the Lease.
4.6 Construction-Related Obligations. Any Construction-Related Obligation of Former Landlord, except as expressly provided for in Schedule B (if any) attached to this Agreement. [Note: Please see Paragraph 3 of Instructions following model SNDA agreement.]

5.      EXCULPATION OF SUCCESSOR LANDLORD.
Notwithstanding anything to the contrary in this Agreement or the Lease, upon any attornment pursuant to this Agreement the Lease shall be deemed to have been automatically amended to provide that Successor Landlord's obligations and liability under the Lease shall never extend beyond Successor Landlord's (or its successors' or assigns') interest, if any, in Landlord's Premises from time to time, including insurance and condemnation proceeds, Successor Landlord's interest in the Lease, and the proceeds from any sale or other disposition of Landlord's Premises by Successor Landlord (collectively, "Successor Landlord's Interest"). Tenant shall look exclusively to Successor Landlord's Interest (or that of its successors and assigns) for payment or discharge of any obligations of Successor Landlord under the Lease as affected by this Agreement. If Tenant obtains any money judgment against Successor Landlord with respect to the Lease or the relationship between Successor Landlord and Tenant, then Tenant shall look solely to Successor Landlord's Interest (or that of its successors. and assigns) to collect such judgment. Tenant shall not collect or attempt to collect any such judgment out of any other assets of Successor Landlord. 6. MORTGAGEE'S RIGHT TO CURE.
6.1 Notice to Mortgagee. Notwithstanding anything to the contrary in the Lease or this Agreement, before exercising any Termination Right or Offset Right, Tenant shall provide Mortgagee with notice of the breach or default by Landlord giving rise to same (the "Default Notice") and, thereafter, so long as the breach or default does not materially interfere with the operation of Tenant's business at the Premises, the opportunity to cure such breach or default as provided for below.
6.2 Mortgagee's Cure Period. After Mortgagee receives a Default Notice, Mortgagee shall have a period of not more than thirty (30) days beyond the time available to Landlord under the Lease in which to cure the breach or default by Landlord. Mortgagee shall have no obligation to cure (and shall have no liability or obligation for not curing) any breach or default by Landlord, except to the extent that Mortgagee agrees or undertakes otherwise in writing.
6.3 Extended Cure Period. In addition, as to any breach or default by Landlord the cure of which requires possession and control of Landlord's Premises, provided only that Mortgagee undertakes to Tenant by written notice to Tenant within thirty days after receipt of the Default Notice to exercise reasonable efforts to cure or cause to be cured by a receiver such breach or default within the period permitted by this paragraph, Mortgagee's cure period shall continue for such additional time (the "Extended Cure Period") as Mortgagee may reasonably require to either (a) obtain possession and control of Landlord's Premises and thereafter cure the breach or default with reasonable diligence and continuity or (b) obtain the appointment of a receiver and give such receiver a reasonable period of time in which to cure the default.
7.      CONFIRMATION OF FACTS.
Tenant represents to Mortgagee and to any Successor Landlord, in each case as of the Effective Date:
7.1 Effectiveness of Lease. The Lease is in full force and effect, has not been modified, and constitutes the entire agreement between Landlord and Tenant relating to Tenant's Premises. Tenant has no interest in Landlord's Premises except pursuant to the Lease. No unfulfilled conditions exist to Tenant's obligations under the Lease.
7.2 Rent. Tenant has not paid any Rent that is first due and payable under the Lease after the Effective Date.
7.3 No Landlord Default. To the best of Tenant's knowledge, no breach or default by Landlord exists and no event has occurred that, with the giving of notice, the passage of time or both, would constitute such a breach or default.
7.4 No Tenant Default. Tenant is not in default under the Lease and has not received any uncured notice of any default by Tenant under the Lease.
7.5 No Termination. Tenant has not commenced any action nor sent or received any notice to terminate the Lease. Tenant has no presently exercisable Termination Right(s) or Offset Right(s).
7.6     Commencement Date.  The "Commencement Date" of the Lease is defined in
Section 2.2(a) of the Lease.
7.7 Acceptance. Tenant will accept possession of the Tenant's Premises pursuant to Section 2.2 of the Lease.
7.8 No Transfer. Tenant has not transferred, encumbered, mortgaged, assigned, conveyed or otherwise disposed of the Lease or any interest therein, other than sublease(s) made in compliance with the Lease.
7.9 Due Authorization. Tenant has full authority to enter into this Agreement, which has been duly authorized by all necessary actions.
8.      MISCELLANEOUS.
8.1 Notices. All notices or other communications required or permitted under this Agreement shall be in writing and given by certified mail (return receipt requested) or by nationally recognized overnight courier service that regularly maintains records of items delivered. Each party's address is as set forth in the opening paragraph of this Agreement, subject to change by notice under this paragraph. Notices shall be effective the next business day after being sent by overnight courier service, and five business days after being sent by certified mail (return receipt requested).
8.2 Successors and Assigns. This Agreement shall bind and benefit the parties, their successors and assigns, any Successor Landlord, and its successors and assigns. If Mortgagee assigns the Mortgage, then upon delivery to Tenant of written notice thereof accompanied by the assignee's written assumption of all obligations under this Agreement, all liability of the assignor shall terminate.
8.3 Entire Agreement. This Agreement constitutes the entire agreement between Mortgagee and Tenant regarding the subordination of the Lease to the Mortgage and the rights and obligations of Tenant and Mortgagee as to the subject matter of this Agreement.
8.4 Interaction with Lease and with Mortgage. If this Agreement conflicts with the Lease, then this Agreement shall govern as between the parties and any Successor Landlord, including upon any attornment pursuant to this Agreement. This Agreement supersedes, and constitutes full compliance with, any provisions in the Lease that provide for subordination of the Lease to, or for delivery of nondisturbance agreements by the holder of, the Mortgage. Mortgagee confirms that Mortgagee has consented to Landlord's entering into the Lease.
8.5 Mortgagee's Rights and Obligations. Except as expressly provided for in this Agreement, Mortgagee shall have no obligations to Tenant with respect to the Lease. If an attornment occurs pursuant to this Agreement, then all rights and obligations of Mortgagee under this Agreement shall terminate, without thereby affecting in any way the rights and obligations of Successor Landlord provided for in this Agreement.
8.6 Interpretation; Governing law. The interpretation, validity and enforcement of this Agreement shall be governed by and construed under the internal laws of the State of New York, excluding its principles of conflict of laws.

8.7 Amendments. This Agreement may be amended, discharged or terminated, or any of its provisions waived, only by a written instrument executed by the party to be charged. 8.8 Execution. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument. 8.9 Mortgagee's Representation. Mortgagee represents that Mortgagee has full authority to enter into this Agreement, and Mortgagee's entry into this Agreement has been duly authorized by all necessary actions. IN WITNESS WHEREOF, this Agreement has been duly executed by Mortgagee and Tenant as of the Effective Date.

MORTGAGEE                       TENANT


---------------------           --------------------------------

By:___________________________  By:_____________________________

Name:_________________________  Name:___________________________

Title:________________________  Title:__________________________

Landlord consents and agrees to the foregoing Agreement, which was entered into at Landlord's request. The foregoing Agreement shall not alter, waive or diminish any of Landlord's obligations under the Mortgage or the Lease. The above Agreement discharges any obligations of Mortgagee under the Mortgage and related loan documents to enter into a nondisturbance agreement with Tenant. Landlord is not a party to the above Agreement.

                                LANDLORD

                                ________________________________

                                By:_____________________________

                                Name:___________________________

                                Title:__________________________



Attachments:
        Acknowledgments
                Schedule A = Description of Landlord's Premises
                Schedule B = Landlord's Construction-Related Obligations

ACKNOWLEDGMENTS
STATE OF NEW YORK)
COUNTY OF MONROE) ss.:
On the ____ day of ___________ in the year 2001 before me, the undersigned, a Notary Public in and for said State, personally appeared _________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.


                                                ________________________________
                                                      Notary Public
STATE OF NEW YORK)
COUNTY OF MONROE) ss.:
On the ____ day of ___________ in the year 2001 before me, the undersigned, a Notary Public in and for said State, personally appeared _________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.


                                                ________________________________
                                                      Notary Public
STATE OF NEW YORK)
COUNTY OF MONROE) ss.:
On the ____ day of ___________ in the year 2001 before me, the undersigned, a Notary Public in and for said State, personally appeared _________________________, personally known to me or proved to me on the basis of satisfactory evidence to be the individual(s) whose name(s) is (are) subscribed to the within instrument and acknowledged to me that he/she/they executed the same in his/her/their capacity(ies), and that by his/her/their signature(s) on the instrument, the individual(s), or the person upon behalf of which the individual(s) acted, executed the instrument.


                                                ________________________________
                                                      Notary Public


                                   Schedule A

                       Description of Landlord's Premises
ALL THAT CERTAIN REAL PROPERTY lying, being and situated in the _____ of ______ County of ___________, and State of New York, more particularly described as follows:



                                   Schedule B
                        Construction-Related Obligations

                                                                EXHIBIT 10.33b
                            FIRST AMENDMENT TO LEASE

        THIS FIRST AMENDMENT TO LEASE ("Amendment") is made this 19th day of July, 2001 by and between CHRISTA PT, LLC a Nevada limited liability company with an address of 119 Victor Heights Parkway, Victor, New York 14564 ("Landlord") and PERFORMANCE TECHNOLOGIES, INC. , a Delaware corporation with an address at 315 Science Parkway, Rochester, New York 14620 ("Tenant").

WHEREAS, Landlord and Tenant entered into a Lease Agreement ("Lease") dated May 16, 2001 for that certain two-story building to be constructed pursuant to the plans and specifications incorporated into the Work Agreement attached to the Lease at Exhibit "B", which shall contain approximately fifty seven thousand two hundred fifty (57,250) square feet of gross building area situated on 8.377 acres of land at Canal Ponds Office Park, Town of Greece, County of Monroe, New York being part of Tax Map Number 89.03-4-9.116 ("Premises") and;

        WHEREAS, the parties desire to amend the Lease as set forth in this Amendment.

        NOW, THEREFORE, for ONE and 00/100 DOLLAR ($1.00) and other good and valuable consideration, the parties agree as follows:


        1. Article II, Section 2.3 of the Lease is deleted in its entirety and is replaced with the following:

2.3 Subject to Sections 2.2(b) and 19.19, the Lease Commencement Date shall be as set forth in Section 2.2(a). The Landlord agrees, however, to make good faith efforts to have the Premises ready by April 1, 2002 and the Tenant shall have fifteen (15) days prior to the Lease Commencement Date for Tenant to install furniture, furnishings, inventory, equipment or trade fixtures.


        2. Article III, Section 3.1 of the Lease is deleted in its entirety and is replaced with the following:

        3.1 During each Lease Year of the Lease Term, Tenant shall pay to Landlord as annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent, as follows: During the first three years of the Lease Term Tenant shall pay to Landlord annual Base Rent of Seven Hundred Thirty Nine Thousand Six Hundred Seventy and 00/100 Dollars ($739,670.00), which shall be divided into twelve (12) equal monthly installments of Sixty One Thousand Six Hundred Thirty Nine and 17/100 Dollars ($61,639.17). During the fourth and fifth years of the Lease Term, Tenant shall pay to Landlord annual Base Rent of Seven Hundred Fifty Three Thousand Nine Hundred Eighty Two and 50/100 Dollars ($753,982.50), which shall be divided into twelve (12) equal monthly installments of Sixty Two Thousand Eight Hundred Thirty One and 88/100 Dollars ($62,831.88). During the sixth, seventh and eighth years of the Lease Term, Tenant shall pay to Landlord annual Base Rent of Seven Hundred Sixty Eight Thousand Two Hundred Ninety Five and 00/100 Dollars ($768,295.00), which shall be divided into twelve (12) equal monthly installments of Sixty Four Thousand Twenty Four and 58/100 Dollars ($64,024.58). During the ninth and tenth years of the Lease Term, Tenant shall pay to Landlord annual Base Rent of Seven Hundred Eighty Two Thousand Six Hundred Seven and 50/100 Dollars ($782,607.50) which shall be divided into twelve (12) equal monthly installments of Sixty Five Thousand Two Hundred Seventeen and 29/100 Dollars ($65,217.29). Each such monthly installment shall be due and payable in advance on the first day of each month during each Lease Year. Concurrently with Tenant's execution of this Lease, Tenant shall pay the first monthly installment of the Base Rent payable during the first Lease Year, which shall be credited toward the first monthly installment of the Base Rent due and payable hereunder. If the Lease Commencement Date is not the first day of a month, then the Base Rent from the Lease Commencement Date until the first day of the following month shall be prorated on a per diem basis at the rate of one-thirtieth (1/30th) of the monthly installment of the Base Rent payable during the first Lease Year, and Tenant shall pay such prorated installment in advance on the Lease Commencement Date. If the Lease Commencement Date occurs due to Tenant commencing beneficial use of a portion of the Premises, as determined pursuant to Section 2.2(c), then the Tenant shall pay the monthly installments of Base Rent prorated in proportion to the portion of the Premises that Tenant is beneficially using, which proration shall terminate and the payment of full monthly installments of Base Rent shall commence upon the earlier of (i) substantial completion of the work by the Landlord pursuant to Section 2.2(b) hereof or (ii) Tenant's beneficial use, as determined pursuant to Section 2.2(c), of the entire Premises.

        3. Article III, Section 3.2 (a) and 3.2(b) of the Lease are deleted in their entirety and are replaced with the following:

        3.2 (a) During the first three (3) years of the first Renewal Term Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Seven Hundred Ninety Eight Thousand Two Hundred Fifty Nine and 65/100 Dollars ($798,259.65), which shall be divided into twelve (12) equal monthly installments of Sixty Six Thousand Five Hundred Twenty One and 64/100 Dollars ($66,521.64) and each monthly installment shall be due and payable in advance on the first day of each month during the first three (3) years of the first Renewal Term. During the last two (2) years of the first Renewal Term, Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Eight Hundred Fourteen Thousand Two Hundred Twenty Four and 84/100 Dollars ($814,224.84), which shall be divided into twelve (12) equal monthly installments of Sixty Seven Thousand Eight Hundred Fifty Two and 07/100 Dollars ($67,852.07) and each monthly installment shall be due and payable in advance on the first day of each month during the last two (2) years of the first Renewal Term.

                (b) During the first three (3) years of the second Renewal Term Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Eight Hundred Thirty Thousand Five Hundred Nine and 34/100 Dollars ($830,509.34), which shall be divided into twelve (12) equal monthly installments of Sixty Nine Thousand Two Hundred Nine and 11/100 Dollars ($69,209.11) and each monthly installment shall be due and payable in advance on the first day of each month during the first three (3) years of the second Renewal Term. During the last two (2) years of the second Renewal Term, Tenant shall pay to Landlord an annual base rent for the Premises, without set-off, deduction or demand, annual Base Rent of Eight Hundred Forty Seven Thousand One Hundred Nineteen and 53/100 Dollars ($847,119.53), which shall be divided into twelve (12) equal monthly installments of Seventy Thousand Five Hundred Ninety Three and 29/100 Dollars ($70,593.29) and each monthly installment shall be due and payable in advance on the first day of each month during the last two (2) years of the second Renewal Term.


        4.     Article III, Section 3.4 of the Lease is deleted in its entirety.


        5. Article XIX, Section 19.25 is deleted in its entirety and is replaced with the following:

19.25   Landlord's performance is subject to and contingent upon (i)
Landlord taking title to a leasehold interest in the Premises from Torrey Pines Realty Corporation, who is the tenant under a lease with the Agency dated as of March 1, 1992, and entering into a lease with the Agency as landlord and Landlord as tenant, obtaining all Agency economic incentive approvals (including but not limited to mortgage tax exemption, sales and use tax exemption and a payment in lieu of tax agreement) and obtaining all appropriate municipal approvals to construct the building; and (ii) Tenant's acquisition of a leasehold interest in approximately 4.27 acres located adjacent to the Premises pursuant to a Partial Assignment of Purchase and Sale Agreement between Landlord, as assignor, and Tenant, as assignee. In the event Landlord has not released these contingencies by August 31, 2001, then either party may terminate this Lease upon written notice to the other, and neither party shall have any claim against the other and Tenant's deposit shall be returned, if any


        6. It is further agreed by and between the parties that all terms, covenants and conditions of the Lease, except for the items provided in this Amendment, shall in all respects remain in full force and effect.

        7. This Amendment may be executed in multiple counterparts, each of which is deemed an original and all of which contstitute one and the same document.

IN WITNESS WHEREOF, the Landlord and Tenant have executed this Amendment on the day and year first above written.


Witness: /s/Brian McKinnon                      LANDLORD:
         -----------------------

                                        CHRISTA PT, LLC

                                        By:  /s/David Christa
                                             ----------------------------
                                        Name: David Christa
                                        Title:   Managing Member
                                        Date: July 19             , 2001
                                              --------------------


Witness:  /s/Nancy L. Hineline          TENANT:
          ----------------------
                                        PERFORMANCE TECHNOLOGIES, INC.

                                        By:  /s/Dorrance W. Lamb
                                             ----------------------------
                                        Name: Dorrance W. Lamb
                                        Title:   Vice President
                                        Date: July 16             , 2001
                                              --------------------

                                                                EXHIBIT 10.33c
                           SECOND AMENDMENT TO LEASE

        THIS SECOND AMENDMENT TO LEASE ("Amendment") is made this _31st_ day of JULY, 2001 by and between CHRISTA PT LLC a Nevada limited liability company with an address of 119 Victor Heights Parkway, Victor, New York 14564 ("Landlord") and PERFORMANCE TECHNOLOGIES, INCORPORATED , a Delaware corporation with an address at 315 Science Parkway, Rochester, New York 14620 ("Tenant").

WHEREAS, Landlord and Tenant entered into a Lease Agreement dated May 16, 2001 as amended by a First Amendment to Lease dated July 19, 2001("Lease") for that certain two-story building to be constructed pursuant to the plans and specifications incorporated into the Work Agreement attached to the Lease at Exhibit "B", which shall contain approximately fifty seven thousand two hundred fifty (57,250) square feet of gross building area situated on 8.377 acres of land at Canal Ponds Office Park, Town of Greece, County of Monroe, New York being part of Tax Map Number 89.03-4-9.116 ("Premises") and;

        WHEREAS, the parties desire to amend the Lease as set forth in this Second Amendment.

        NOW, THEREFORE, for ONE and 00/100 DOLLAR ($1.00) and other good and valuable consideration, the parties agree as follows:

             1. All references to Performance Technologies, Inc. in the Lease shall be deemed to refer to the Tenant (as defined herein), and Performance Technologies, Inc. and Tenant shall be one and the same entity for purposes of the Lease and of this Amendment.

             2.   The following provision shall be added to Article XIX of the
                  Lease:

                  19.26 The Tenant  covenants  and  agrees  that if by
             reason of a default under any underlying lease (including the underlying lease through which the Landlord derives its leasehold estate in and to the premises), such underlying lease and the leasehold estate of the Landlord in and to the Premises is terminated, the Tenant will attorn to the then holder of the reversionary interest in the Premises or to anyone who shall succeed to the interest of the Landlord, or to the lessee of a new underlying lease entered into pursuant to the provisions of such underlying lease, and will recognize such holder and/or such successor in interest to the Landlord and/or such lessee as the Tenant's landlord under this Lease. The Tenant agrees to execute and deliver, at any time and from time to time, upon the request of the landlord or of the lessor under any such underlying lease any instrument which may be necessary or appropriate to evidence such attornment. The Tenant further waives the provision of any statute or rule of law now or hereafter in effect which may give or purport to give the Tenant any right of election to terminate this Lease or to surrender possession of the premises in the event any proceeding is brought by the lessor under any underlying lease to terminate the same and agrees that this Lease shall not be affected in any way whatsoever by any such proceeding.

             3. It is further agreed by and between the parties that all terms, covenants and conditions of the Lease, except for the items provided in this Amendment, shall in all respects remain in full force and effect.

             4. This Amendment may be executed in multiple counterparts, each of which is deemed an original and all of which contstitute one and the same document.

        IN WITNESS WHEREOF, the Landlord and Tenant have executed this Amendment on the day and year first above written.


Witness: /s/Donald L. Turrell           LANDLORD:
        ---------------------------

                                        CHRISTA PT LLC

                                        By:  /s/Frank A. Christa
                                             ----------------------------
                                        Name: Frank A. Christa
                                        Title:   Member
                                        Date: July 31             , 2001
                                              --------------------


Witness:  /s/Donald L. Turrell          TENANT:
         --------------------------

                                        PERFORMANCE TECHNOLOGIES, INCORPORATED

                                        By:  /s/Dorrance W. Lamb
                                             ----------------------------
                                        Name: Dorrance W. Lamb
                                        Title:   Vice President
                                        Date: July 31              , 2001
                                              ---------------------