Form 10-Q
period 2001-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2001-11-07
CIK 1003950

----------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to
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


         The number of shares outstanding of the registrant's common stock was 12,230,891 as of October 31, 2001.

 ---------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 2001
           (unaudited) and December 31, 2000                                  3

           Consolidated Statements of Income For The Three and Nine Months
           Ended September 30, 2001 and 2000 (unaudited)                      4

           Consolidated Statements of Cash Flows For The Nine
           Months Ended September 30, 2001 and 2000 (unaudited)               5

           Notes to Consolidated Financial Statements For The Nine
           Months Ended September 30, 2001 (unaudited)                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7


Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   14

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   September 30,   December 31,
                                                       2001            2000
                                                   -------------  -------------
                                                    (unaudited)

Current assets:
  Cash and cash equivalents                         $ 24,777,000   $ 17,187,000
  Marketable securities                                               9,995,000
  Accounts receivable, net                             7,477,000      7,393,000
  Inventories, net                                     4,042,000      5,788,000
  Prepaid expenses and other                             441,000        745,000
  Deferred taxes                                         687,000        679,000
                                                   -------------  -------------
       Total current assets                           37,424,000     41,787,000

Equipment and improvements, net                        2,522,000      2,119,000
Software development costs, net                        1,709,000        852,000
                                                   -------------  -------------
       Total assets                                 $ 41,655,000   $ 44,758,000
                                                   =============  =============





                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                  $    675,000   $  1,347,000
  Income taxes payable                                                  219,000
  Accrued expenses                                     2,696,000      3,246,000
                                                   -------------  -------------
       Total current liabilities                       3,371,000      4,812,000

  Deferred taxes                                         865,000        478,000
                                                   -------------  -------------
       Total liabilities                               4,236,000      5,290,000
                                                   -------------  -------------

Stockholders' equity:
  Preferred stock
  Common stock - $.01 par value; 50,000,000
    authorized; 13,260,038 shares issued                 133,000        133,000
  Additional paid-in capital                          11,319,000     12,375,000
  Retained earnings                                   39,234,000     35,053,000
  Treasury stock - at cost; 1,023,147 and 598,313
    shares held at September 30, 2001 and
    December 31, 2000, respectively                  (13,296,000)    (8,042,000)
  Cumulative translation adjustments                      29,000        (51,000)
                                                   -------------  -------------
       Total stockholders' equity                     37,419,000     39,468,000
                                                   -------------  -------------
       Total liabilities and stockholders' equity   $ 41,655,000   $ 44,758,000
                                                   =============  =============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2001        2000        2001        2000
                                 ----------- ----------- ----------- -----------

Sales                            $ 9,871,000 $ 9,244,000 $29,015,000 $28,927,000
Cost of goods sold                 3,378,000   2,976,000  10,798,000   9,500,000
                                 ----------- ----------- ----------- -----------
Gross profit                       6,493,000   6,268,000  18,217,000  19,427,000
                                 ----------- ----------- ----------- -----------

Operating expenses:
  Selling and marketing            1,357,000   1,480,000   4,255,000   3,956,000
  Research and development         1,897,000   2,301,000   6,157,000   6,720,000
  General and administrative         783,000     526,000   2,347,000   2,081,000
                                 ----------- ----------- ----------- -----------
       Total operating expenses    4,037,000   4,307,000  12,759,000  12,757,000
                                 ----------- ----------- ----------- -----------
Income from operations             2,456,000   1,961,000   5,458,000   6,670,000

Other income, net                    187,000     492,000     783,000   1,516,000
                                 ----------- ----------- ----------- -----------
Income before income taxes         2,643,000   2,453,000   6,241,000   8,186,000

Provision for income taxes           873,000     932,000   2,060,000   3,110,000
                                 ----------- ----------- ----------- -----------
       Net income                $ 1,770,000 $ 1,521,000 $ 4,181,000 $ 5,076,000
                                 =========== =========== =========== ===========

Basic earnings per share         $       .14 $       .12 $       .34 $       .38
                                 =========== =========== =========== ===========
Diluted earnings per share       $       .14 $       .11 $       .33 $       .37
                                 =========== =========== =========== ===========

Net income available to
  common stockholders            $ 1,770,000 $ 1,521,000 $ 4,181,000 $ 5,076,000
                                 =========== =========== =========== ===========

Weighted average number of
  common shares used in
  basic earnings per share        12,225,890  13,199,178  12,298,859  13,227,889
Common equivalent shares             439,121     479,319     448,528     678,172
                                 ----------- ----------- ----------- -----------

Weighted average number of
  common shares used in
  diluted earnings per share      12,665,011  13,678,497  12,747,387  13,906,061
                                 =========== =========== =========== ===========

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       2001            2000
                                                   -------------  -------------

Cash flows from operating activities:
  Net income                                        $  4,181,000   $  5,076,000

Non-cash adjustments:
  Depreciation and amortization                        1,187,000        952,000
  Other                                                  417,000        (78,000)

Changes in operating assets and liabilities:
  Accounts receivable                                   (102,000)     2,118,000
  Inventories                                          1,746,000     (1,483,000)
  Prepaid expenses and other                             315,000         44,000
  Accounts payable                                      (672,000)       176,000
  Accrued expenses                                      (531,000)    (1,630,000)
  Income taxes payable                                  (219,000)    (1,340,000)
                                                   -------------  -------------
       Net cash provided by operating activities       6,322,000      3,835,000
                                                   -------------  -------------


Cash flows from investing activities:
  Purchases of equipment and improvements             (1,139,000)      (943,000)
  Capitalized software development                    (1,278,000)      (639,000)
  Purchase of marketable securities                       (5,000)   (15,977,000)
  Maturities of marketable securities                 10,000,000     24,000,000
                                                   -------------  -------------
       Net cash provided by investing activities       7,578,000      6,441,000
                                                   -------------  -------------

Cash flows from financing activities:
  Repayment of notes payable                                             (6,000)
  Exercise of stock options                              511,000        385,000
  Purchase of treasury stock                          (6,821,000)    (2,828,000)
                                                   -------------  -------------
       Net cash used by financing activities          (6,310,000)    (2,449,000)
                                                   -------------  -------------

       Net increase in cash and cash equivalents       7,590,000      7,827,000

Cash and cash equivalents at beginning of period      17,187,000      9,792,000
                                                   -------------  -------------

Cash and cash equivalents at end of period          $ 24,777,000   $ 17,619,000
                                                   =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options using 100 shares of
  common stock in 2000                                             $      4,000
                                                                  =============

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

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

Note - B During the nine months ended September 30, 2001, 116,500 common shares were issued upon the exercise of stock options and warrants.

Note - C Inventories consisted of the following at September 30, 2001 and December 31, 2000:


                                                   September 30,  December 31,
                                                       2001           2000
                                                   -------------  -------------

Purchased parts and components                      $ 1,909,000    $  2,656,000
Work in process                                       2,755,000       3,959,000
Finished goods                                          435,000         297,000
                                                   ------------   -------------
                                                      5,099,000       6,912,000
Less:  reserve for inventory obsolescence            (1,057,000)     (1,124,000)
                                                   ------------   -------------
  Net                                               $ 4,042,000    $  5,788,000
                                                   ============   =============

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

Overview

Business Strategy: Performance Technologies, Incorporated (the "Company") provides packet-based telecommunications and networking products for wireline, wireless and next-generation Internet Protocol networks. The Company's products are based on open system architectures and are generally integrated with its customers' network infrastructure products. The Company's products enable the network convergence of voice and data, the growth of the Internet, emerging broadband communications and global wireless services.

The Company's engineering efforts are directed toward developing three distinct product lines for these emerging markets: SS7/IP Signaling products, IP Ethernet switching products and network access products. The Company's products are targeted at customers in the following sectors: telecommunications equipment manufacturers, telecommunications service providers and operators, wireless carriers and platform manufacturers.

The Company pioneered a new architecture for embedded platforms using Ethernet and recommended adoption of this architecture by the industry standards board in September 2000. The standards board established a committee to evaluate this new architecture and designated a member of the Company's management team to chair the process. This new industry standard was adopted by the standards board in September 2001. The Company has developed several new IP Ethernet switch, network access and SS7/IP signaling products based on this new industry standard. Four of these new IPnexus(TM) products began shipping to customers in September 2001 and two more new IPnexus products are scheduled for delivery in the fourth quarter. The Company's leadership on the standards board committee, plus the introduction of the IPnexus product family, have significantly increased the Company's visibility within the telecommunications industry and have resulted in design wins with numerous new telecom customers.

Financial Information: Net income for the third quarter 2001 amounted to $1.8 million, or $.14 per share based on 12.7 million fully diluted shares outstanding, compared to net income of $1.5 million, or $.11 per share based on
13.7 million fully diluted shares outstanding for the third quarter in 2000. Revenue for the third quarter 2001 amounted to $9.9 million, compared to $9.2 million for the same quarter in 2000.

For the first nine months of 2001, net income amounted to $4.2 million, or $.33 per share based on 12.7 million fully diluted shares outstanding, compared to net income of $5.1 million, or $.37 per share based on 13.9 million fully diluted shares outstanding for the same period in 2000. Revenue for the nine months ended September 30, 2001 amounted to $29.0 million, compared to $28.9 million for the same period in 2000.

At September 30, 2001, the Company had $24.8 million of cash and cash equivalents and no long-term debt. For the first nine months of 2001, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of $6.6 million, compared to $7.6 million for the same period in 2000.

Performance Technologies continued to experience the effects of the turbulent economic conditions and the slow down in capital spending in the broader communications market during the third quarter. While management remains confident that the Company is well positioned when the deployment of IP network applications and embedded Ethernet platform architectures accelerates, they are uncertain when economic conditions will improve. Therefore, management has focused on the preservation of cash and continues to maintain tight fiscal control over discretionary expenses and hiring. At the same time, engineering efforts continue to be focused on an aggressive product road map for the embedded switch market and development of the SS7/IP Signaling Blade and the SEGway(TM) Link Concentrator, products announced earlier this year.

Management believes one of the most important measurements of progress in executing the Company's product and marketing strategies is the number of "design wins" realized with its customer base. A "design win" is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. As of October 24, 2001, the Company has received notification of thirty-one new "design wins" this year for its SS7/IP Signaling products, IP Ethernet switch and network access products. In each of these "design wins", the Company expects to provide products that play a key role in wireline, wireless and next-generation IP networks. During the third quarter, design activity for new IP applications appeared to have slowed and production orders from a number of "design wins" were anticipated, but were not received. While the months of July and August are seasonally slow months for design activity, this activity level typically accelerates in the month of September. With the slower economy and the September 11th tragedy, this did not occur in September.

Several noteworthy customer relationships were announced during the past three months: Siemens Carrier Networks LLC, a subsidiary of Siemens AG and a leading supplier of carrier-grade switching, selected the Company's IPnexus line of Ethernet switches for use within Siemens' SURPASS hiQ(TM) softswitch; NAV Canada, Canada's provider of civil air navigation services, selected the Company's MPS800 communications server to migrate its radar information to new IP/Ethernet based systems; and Teleglobe, a leading supplier of global communications and Internet services, announced operation of a new system to increase international roaming capacity between wireless networks in North America and the rest of the world. This enhanced service capability is built on a platform developed in conjunction with Performance Technologies' Ottawa-based signaling group.

Forward Looking Guidance for the Fourth Quarter 2001:

The following includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Performance Technologies supplies products to telecommunications equipment suppliers that are integrated into current and next-generation network infrastructure. Ordinarily, there are a number of steps between the "design win" and when customers initiate production shipments. This process typically can take twelve to eighteen months, or longer, to complete. A variety of risks such as schedule delays, cancellations, changes in customer markets and general economic conditions can adversely affect a "design win" before production is reached or during deployment.

Despite healthier financial results for the third quarter, Performance Technologies continued to experience the effects of the turbulent economic conditions and the slowdown in capital spending in the broader communications market. During the third quarter, new deployments of IP networks appear to have slowed and a number of customers requested delays in shipments.

Notwithstanding the current economic environment, management continues to feel that Performance Technologies is well positioned when the deployment of IP network applications and embedded Ethernet platform architectures accelerates. Based upon the current distribution of business, the current backlog and the review of customer forecasts, management expects revenue in the fourth quarter to be $8.0 million to $9.5 million. Gross margin is expected to be approximately 62% to 65% and diluted earnings per share for the fourth quarter is expected to be $.08 to $.12.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

         Quarter and Nine Months Ended September 30, 2001, Compared with the Quarter and Nine Months Ended September 30, 2000

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2001        2000        2001        2000
                                     ------      ------      ------      ------

Sales                                 100.0%      100.0%      100.0%      100.0%
Cost of goods sold                     34.2        32.2        37.2        32.8
                                     ------      ------      ------      ------
Gross profit                           65.8        67.8        62.8        67.2
                                     ------      ------      ------      ------

Operating expenses:
  Selling and marketing                13.8        16.0        14.7        13.7
  Research and development             19.2        24.9        21.2        23.2
  General and administrative            7.9         5.7         8.1         7.2
                                     ------      ------      ------      ------
    Total operating expenses           40.9        46.6        44.0        44.1
                                     ------      ------      ------      ------
Income from operations                 24.9        21.2        18.8        23.1

Other income, net                       1.9         5.3         2.7         5.2
                                     ------      ------      ------      ------
Income before income taxes             26.8        26.5        21.5        28.3

Provision for income taxes             (8.9)      (10.1)       (7.1)      (10.8)
                                     ------      ------      ------      ------
    Net income                         17.9        16.4        14.4        17.5
                                     ======      ======      ======      ======


Sales. Sales for the third quarter 2001 were $9.9 million, compared to $9.2 million for the same quarter in 2000. Sales for the first nine months of 2001 were $29.0 million, compared to $28.9 million for the respective period in 2000. The Company's products are grouped into four distinct categories in one market segment: IP Signaling System 7 and network access products, IP switching products, Lockheed Martin/LAN interface (U.S. Government/COTS) products, and other (legacy) products. Revenue from each product category is expressed as a percentage of sales for the three and nine months ending September 30, 2001 and 2000:

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2001        2000        2001        2000
                                     ------     -------     -------     -------

IP/SS7 and network access products      90%         87%         87%         84%
IP switching products                    4%          1%          4%          0%
Lockheed Martin/LAN interface produc     0%          0%          0%          4%
Other                                    6%         12%          9%         12%
                                     ------     -------     -------     -------
    Total                              100%        100%        100%        100%
                                     ======     =======     =======     =======


IP/Signaling System 7 and network access product revenue increased 10% to $8.8 million during the third quarter 2001, from $8.0 million for the third quarter 2000. During the third quarter 2001, the Company solidified relationships with a number of global GSM service providers by providing application specific engineering along with its signaling gateway products. For the nine months, IP/Signaling System 7 and network access product revenue increased 3% to $25.1 million in 2001, from $24.4 million during the same period in 2000. The Company has invested heavily in new IP Signaling System 7 and network access products and management expects this product group to be the key revenue growth driver for the Company.

IP switching products: The first member of the IP switch family was introduced in September 2000. During the third quarter 2001, the Company began shipping two new IPnexus switch models, the CPC4401, which has a gigabit fiber uplink, and the CPC4406, which has a gigabit wireline uplink. The Company also has orders for the CPC3400, the unmanaged, low cost model that is expected to begin shipping in the fourth quarter 2001. Revenue for these products is still modest but is expected to increase when customers move into production of their new platforms using the recently ratified PICMG 2.16 embedded architecture.

Lockheed Martin/LAN interface product (U.S. Government/COTS) shipments were zero for the nine months ending September 30, 2001, compared to $1.0 million for the first nine months of 2000. This sub-contract ended in June 2000.

Other products represented $.6 million of sales in the third quarter 2001, compared to $1.1 million for the same period in 2000. This revenue is related to legacy products. Shipments can fluctuate on a quarterly basis and revenue is expected to continue to decline over future periods.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. In the third quarter, gross margin was 65.8% and 67.8% of sales in 2001 and 2000, respectively. For the nine months, gross margin was 62.8% and 67.2% of sales in 2001 and 2000, respectively. For the three and nine month periods in 2001, product mix and an increase in the technical support staff to support customers impacted gross margin as a percentage of sales.

Operating expenses. Early in the second quarter 2001, the Company tightened control over discretionary expenses. In the third quarter, total operating expenses were $4.0 million and $4.3 million in 2001 and 2000, respectively. For the nine months, total operating expenses were $12.8 million and $12.8 million in 2001 and 2000, respectively.

Selling and marketing expenses. Early in the second quarter 2001, the Company tightened control over advertising, travel and trade show participation. The
Company did advertise its IPnexus family of switch products and the SEGway Signaling products during the second and third quarters of 2001. In the third quarter, selling and marketing expenses were $1.4 million and $1.5 million in 2001 and 2000, respectively. For the nine months, selling and marketing expenses amounted to $4.3 million and $4.0 million in 2001 and 2000, respectively. This year-over-year increase in expense is primarily attributable to expansion of the sales force and compensation plans.

Research and development expenses were $1.9 million and $2.3 million for the third quarter 2001 and 2000, respectively. During the third quarter of 2001, the Company focused its engineering efforts on the development of the IPnexus embedded switch products, the SS7/IP Signaling Blade and the SEGway Link Concentrator. Research and development expenses were $6.2 million and $6.7 million for the first nine months of 2001 and 2000, respectively. In addition, the Company capitalizes certain software development costs. During the third quarter, amounts capitalized were $.4 million and $.2 million for 2001 and 2000, respectively. During the first nine months, amounts capitalized were $1.3 million and $.6 million for 2001 and 2000, respectively.

General and administrative expenses were $.8 million and $.5 million for the third quarter 2001 and 2000, respectively. General and administrative expenses were $2.3 million and $2.1 million for the first nine months of 2001 and 2000, respectively. An incentive related expense amounting to $.2 million was recorded in the third quarter 2001 to reflect the attainment of certain corporate goals.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income taxes. The provision for income taxes for the third quarter and first nine months of 2001 is based on the combined federal, state and foreign effective tax rate of 33%, compared to 38% for the third quarter and first nine months of 2000. Based on operational decisions implemented during 2000, the Company is utilizing Canadian tax incentives to lower its net effective tax rate in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company's primary source of liquidity included cash and cash equivalents of $24.8 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of September 30, 2001.

The Company had working capital of $34.1 million at September 30, 2001, compared to $37.0 million at December 31, 2000. During the first nine months of 2001, the Company repurchased its shares in the open market for $6.8 million resulting in a reduction in working capital.

Cash provided by operating activities for the first nine months of 2001 was $6.3 million, compared to $3.8 million for the same period in 2000. This increase in cash provided by operating activities, over the respective 2000 period, is primarily attributable to changes in the components of working capital (inventories, receivables and payables) partially offset by lower net income for the first nine months of 2001. (See the Consolidated Statements of Cash Flows appearing in the Financial Statements included in this report).

In August 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's Common Stock and the Company completed this repurchase program in March 2001. In March 2001, the Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock. Based on deteriorating economic conditions and an effort to preserve cash, the Company did not repurchase any shares during the third quarter of 2001. For the first nine months of 2001, the Company repurchased a total of 541,000 shares at a total cost of $6.8 million, compared to a total of 211,000 shares at a total cost of $2.8 million for the same period in 2000.

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

The  Company's  future  operating  results  are  subject  to  various  risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to the "design wins" referenced above, unreliability of customer forecasts, changes in the product or customer mix of sales, delays in new product development, delays or lack of availability of electronic components, customer acceptance of new products and customer delays in qualification of products. Furthermore, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2000 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and other reports as filed with the Securities and Exchange Commission.


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

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On and after May 24, 2000, several class action lawsuits were filed against the Company, as well as several of its officers and directors, alleging violations of federal securities laws. The lawsuits were filed in United States District Court for the Western District of New York. On May 18, 2001, the Company filed a motion to dismiss the consolidated complaint. On June 25, 2001, the Plaintiffs filed a memorandum of law in opposition to the Company's motion to dismiss. On July 20, 2001, the Company filed a memorandum of law in further support of the Company's motion to dismiss the Plaintiffs' class action complaint. The Company believes these claims to be without merit and continues to mount a vigorous defense against those allegations.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended September 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PERFORMANCE TECHNOLOGIES, INCORPORATED





November 5, 2001                    By: /s/             Donald L. Turrell
                                       ----------------------------------------

                                                        Donald L. Turrell
                                                          President and
                                                       Chief Executive Officer




November 5, 2001                    By: /s/            Dorrance W. Lamb
                                       ----------------------------------------
                                                       Dorrance W. Lamb
                                                   Chief Financial Officer and
                                                     Vice President, Finance