Form 10-K
period 2001-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2002-03-29
CIK 1003950

PART I


ITEM 1 - Business

Overview

Performance Technologies, Incorporated (the "Company") is a supplier of innovative hardware and software products for a broad range of communications infrastructure, including traditional data communications and wireline/wireless telecommunication systems. The Company's forward looking development efforts are directed at future growth opportunities that utilize the evolving IP (Internet Protocol) standards for communications and networking equipment. IP-based communications and systems products are the foundation for next-generation telecommunications systems and services, as well as embedded systems for video, data communications and mass storage applications. The Company focuses on high availability network infrastructure solutions that include network access products, embedded Ethernet switching products and integrated Signaling System 7 systems. Customers who use the Company's products and technologies include: telecommunications equipment manufacturers (TEMs), communications service providers/operators, international mobile/cellular wireless operators and embedded systems platform suppliers/integrators.

Since its founding in 1981 as a Delaware corporation, the Company has consistently designed innovative solutions for a variety of computer and communications architectures and has a history of adapting its products to a constantly changing technology-driven marketplace. The Company has focused its efforts on providing communications and embedded product solutions where reliability and performance are key customer requirements.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein, as well as the section appearing in Item 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellations or delays of customer orders including those associated with "design wins," changes in the product or customer mix of sales, delays in new product development, customer delays in qualification of products and delays in customer acceptance of new products.

Important Year 2001 Milestones

The  market  environment  was  very  different  at the  end  of  2001  from  the environment at the beginning of the year. In late 2000 and early 2001, the telecommunications industry was experiencing unprecedented expansion with substantial effort underway to overhaul and update both the wireline and wireless network infrastructure. Much of this expansion was forecasted to be built on the convergence of more traditional telecommunications systems with the technology known as IP (Internet Protocol) that was used as the building block in setting up the worldwide Internet. There was also emphasis on widespread replacement of the current wireline communications system with "Voice-over-IP"
(VoIP) networks. In deploying an IP network for communications, the promise was reduced costs and a wider array of new features and services that could not be implemented on the current public switched telephone networks (PSTN).

In the wireless communications area, many of the second-generation (2G) mobile/cellular systems being operated around the world were experiencing impressive subscriber growth. However, 2G systems could not adequately support data communications and the many services that could be built on a data-capable wireless system. In early 2001, there was a concerted effort by carriers and equipment suppliers to upgrade the wireless networks to extended second-generation systems and ultimately, in short order, to third generation (referred to as 2.5G and 3G, respectively) systems. The 2.5G and 3G systems are heavily dependent upon the use of "IP Communications" technology in the core.

During the course of the year, the market and subsequent funding for the expansion of communications networks declined dramatically. Many of the alternative wireline communication suppliers, known as Competitive Local Area Exchange Carriers (CLECs), experienced financial difficulties contributing to the overall slowdown in the wireline segment. Based on the many services and potential cost savings of IP technology in networks for both wireline and wireless infrastructure, it seems reasonable to conclude this build-out will resume, at some point, despite the downturn in deployment rates that occurred in 2001.

As a result of the changing market environment that occurred during 2001, management continued its engineering development programs associated with the Company's long range strategy but emphasis was also placed on delivering solutions that could be deployed in current-generation networks or in next-generation networks if a rapid payback of investment could be demonstrated.

Despite a chaotic 2001 market environment, the Company made substantial progress in a variety of areas including:

Introduction of the SEGwayTM Network Products: As traffic increases, existing communications systems are expanding, causing expansion of the SS7 network. The SEGway Network product family is an innovative use of IP networks for carrying signaling traffic. There are two products in the SEGway Network family including: 1) The SEGway Edge, and (2) the SEGway Link Concentrator. The SEGway Edge enables wireless and wireline operators to offload long-haul SS7 traffic onto lower-cost IP networks. The Company announced this product in February 2001 and customers began deployment of SEGway Edge units on a worldwide basis in the spring of 2001. The SEGway Link Concentrator is a companion product to the SEGway Edge and reduces the need to add links to Signal Transfer Points (STPs) by concentrating SS7 traffic onto fewer, highly utilized links. The SEGway Link Concentrator is expected to become available in the second quarter 2002. The SEGway Link Concentrator was recognized as the Product of the Year by Communications Solutions magazine in December 2001.

Appropriate for current economic conditions, the Company's SEGway Network products give carriers the ability to reduce operating costs, enhance services and expand their current networks by utilizing lower cost IP networks for signaling. To capitalize on the carrier market, sales and marketing personnel are now dedicated to carrier sales.

GSM Roaming Platform: GSM is the most widely used cellular mobile wireless protocol in the world. One of the untapped revenue opportunities for many wireless telephone service providers, that does not require large infrastructure investments, is enlarging their roaming footprints beyond international borders. After several successful deployments of the Performance Technologies' Roaming Platform technology during 2000-2001, the Company introduced the GSM Roaming Platform as a standard offering in January 2002. This platform enables large GSM wireless carriers to offer roaming services to small or emerging GSM carriers who may otherwise not be able to offer extensive roaming coverage to their subscribers. While the market for these platforms is not large, there is little competition.

Both the SEGway Network products and the GSM Roaming Platforms are products produced by the Company's SS7 Signaling group that was acquired in late 1999 as MicroLegend Telecom Systems Inc. (MicroLegend). The combination of the core competencies of Performance Technologies and the in-depth SS7 capability of MicroLegend has elevated the Company to a prominent position in the signaling part of the telecommunications marketplace.

PICMG 2.16 Specification Ratification: Management believes one of the most important and far reaching accomplishments by the Company during 2001 was the development and leadership in the ratification of the PICMGTM 2.16 specification. PICMG 2.16 fully defines a revolutionary new approach to embedded system design. This new architecture for building embedded systems, called Compact Packet Switching Backplane (cPSB), dramatically improves scalability while building on much of the technology that has been developed for local area networks (LANs) and found in enterprise applications.

At the beginning of 2002, only three months after ratification of the 2.16 specification, there were more than 30 products available or soon to be available that interoperate with this new embedded system architecture. The rate of adoption of this new architecture has been unprecedented in the industry. Management believes that the Company's intimate role in developing this standard and then shepherding it through the ratification process, has given the Company a "first-to-market" advantage for its products that are already in conformance to this new standard.

In anticipation of the adoption of PICMG 2.16, the Company introduced a family of products, under the trade name IPnexusTM, in the latter part of 2000. The cornerstone of the Company's IPnexus family is a full range of high availability embedded IP Ethernet switching products that are an integral part of implementing the 2.16 architecture. While a number of competitive products have been announced in this area, the Company believes it has the broadest, most flexible and cost effective solutions currently on the market. The Company is maintaining its market leadership position with the announcement of two gigabit-class IPnexus switches that will be available in the first half of 2002. In addition to the embedded IP Ethernet Switching products, the Company has also continued to enhance the IPnexus product family throughout 2001 with an expanding set of T1/E1/J1 and T3/DS3 Network Access products, which are PICMG
2.16 compatible.

Industry Overview

2001 was an extremely difficult year for the telecommunications industry. The year began with continuing strong demand for next-generation infrastructure for both wireline and wireless applications. As the year progressed, demand slackened due to the slowing economy and excess capacity developed in some communications sectors. By year-end, it was evident that a number of factors within the telecommunications market were clearly different from those that existed at the beginning of the year.

In   the    telecommunications    arena,   many   of   the   large   traditional
Telecommunications Equipment Manufacturers (TEMs), such as Lucent, Nortel Networks and Motorola experienced significant losses and had substantial reductions-in-force during 2001. Coupled with "time-to-market" pressures and the growing complexity of communications networks, there appears to be a fundamental shift in their business models away from developing proprietary network equipment toward open architecture equipment. New product programs appear to be relying on the use of equipment platforms and software assembled from third-party vendors, such as Performance Technologies, who provide open standard products. These vendors enable faster "time-to-market" for their new platforms and internal staffs to focus on proprietary applications. So what traditionally has been the realm of proprietary products and systems, completely designed and built "in-house" by major TEMs, is now migrating to an "out-sourced" model for platforms and major elements of technology used in many of the next-generation equipment applications. This is an important shift in "sourcing" philosophy and a clear opportunity for the Company, which supplies a variety of standards-based infrastructure products. Management believes that despite the reduction in new product programs by the TEMs, the pressure to use technologies and system elements provided by third-party suppliers is now greater than at the beginning of 2001.

The Company's products are sold into two parts of the telecommunications market:
1) The current generation of equipment in wireline (PSTN) and wireless/cellular networks; and 2) The newer/next-generation networks utilizing IP communications technology. Most of the growth realized in current generation networks is in the wireless/cellular area rather than the PSTN, which typically involves older equipment architectures and is less apt to be an "open standard system design."

The second part of the communications market involves infrastructure equipment for the newer/next-generation network utilizing IP communications technology and is a target for many of the Company's contemporary products. An important concept in next-generation communications systems is the ability to converge voice, data and eventually video information onto one network with a worldwide reach.

An essential element of the convergence paradigm, especially in the voice-driven applications arena, is the SS7 network signaling protocol. Signaling plays a vital role in the implementation of many enhanced, value-added services, such as local number portability, 800/900 toll-free services, wireless roaming, telephone calling cards, call waiting, caller ID and greater cellular coverage. SS7 is now the most pervasive signaling architecture used by the leading telephone operators and wireless carriers worldwide. Although convergence of traditional voice networks and IP-based data networks will cause unprecedented change, one thing remains certain, circuit-switched equipment in the PSTN will still need to communicate effectively with the packet-switched equipment in data networks worldwide. This can only be achieved through the use of the SS7 signaling protocol. The Company's efforts in 2001 were heavily focused on providing a variety of key technologies and system elements for the continuing evolution of the current public telephone network into the next-generation network.

Industry analyst Venture Development Corporation (VDC) estimated the worldwide market for SS7 products (both equipment and services) at $9.4 billion for 2000, with flat or declining growth in 2002, beginning to show signs of recovery in 2003 and accelerating out through 2005. The Company's SEGway and Roaming platforms fit this segment. VDC predicts steady growth through 2005 for the "enabling SS7 products" (SS7 Software Stacks and Network Interface hardware for Embedded System Applications) with a market size of $1.85 billion in 2000. In a signaling market research report, the SS7 software market was estimated at $2.0 billion in 2001 with the non-proprietary, open standards products comprising approximately 25%, or $500 million of this market place. The Company's Signaling Gateways, Channel7 and SS7 Signaling Blade products address this open standard market segment.

While the overall demand for communications systems slowed dramatically during 2001 and is forecast to be approximately flat through 2003, the market is very large. According to industry analyst, Gartner Dataquest, 2001 telecom spending was estimated at $210 billion, growing to $224 billion in 2003. The segment of spending that will be directed at implementation of new infrastructure that utilizes IP Communication technologies will be the smaller segment of the equipment investment, but with a larger (and accelerating) growth potential. This is the market segment that is a major target for the Company's Network Access, SS7/IP and Embedded Ethernet Switching products.

Another important potential growth segment of telecommunications systems involves the extension of the current wireless products to be able to handle high speed Internet connectivity as well as traditional voice service. Most wireless systems in operation today are second-generation (2G) technology. In 2002, it is expected that the rollout of technology, referred to as two-and-a-half (2.5G), will continue. 2.5G will increase the bandwidth of the current 2G systems to allow substantial improvement in data services. 2.5G is the forerunner to the next full generation of wireless networks, referred to as 3G wireless. Deployment of 3G technologies, which has started, is expected to continue primarily in Asia and some European regions. This will be the base technology for an expanding list of value-added services that will be delivered to a new family of wireless handheld and portable personal digital assistants
(PDAs) supporting wireless voice, data and ultimately video. While the 3G infrastructure investment has been revised downward to reflect the reduction in overall economic activity and delays in deployment, the carriers are facing an increasing challenge in capacity within the existing 2G radio spectrum and there is a need for additional services to drive continued growth in subscriber numbers. 3G is a potential solution to both issues.

Embedded system architectures built on Ethernet are manifesting themselves in a variety of formats. However, one of the formats with the highest rate of adoption is the Compact Packet Switching Backplane (cPSB) standard. It is ideal for communications platforms used in both wireline and wireless infrastructure systems but finds applications that are well beyond the boundaries of telecom. The Company was instrumental in designing and standardizing this new embedded system architecture, built on the CompactPCI standard, that incorporates Ethernet switching into the basic functions of the embedded platform (known as PICMG 2.16). While the market for this new paradigm is young, adoption of this standard is occurring at an unseen rate for previous technology change in this area. Industry analysts believe the market for this new embedded system had reached a $50 million revenue rate at the end of 2001 (only three months after ratification of the standard) and will likely reach a $500 million revenue rate by the end of 2002. The Company's Ethernet switching products address this embedded system market.

Also aligned with the embedded systems market are the Company's network access products. These products address a general segment that an industry analyst estimated to be $3.9 billion in 2001 and growing to $5.3 billion in 2003.

Certainly, changes in the general state of the economy can alter the outlook and timing of deployments for a variety of products related to next-generation networks and embedded systems. A dramatic slowing of economic growth marked 2001, especially in the later part of the year. However, a variety of industry sources are predicting improved growth after 2002 to fulfill the need for networking equipment and the communications industry expansion during the next five years. A new breed of service providers has begun construction and initial operation of their infrastructures to create the next-generation public network, where the Internet will also be used to carry real-time voice and video traffic. Although IP communications technology outside of the Internet and Local Area Networks is at an early stage of deployment, market analysts estimate a large demand for products that exploit this technology, given its potential to save money and expand the service revenue generation of the network operators. Management believes that the Company's SS7 Signaling Gateway, embedded Ethernet Switching and Network Access products, designed around the Company's innovative IPnexus architecture, will play a significant role as the new generations of communications and embedded systems are built.

Strategy

Despite the turbulent business conditions during 2001, management believes the Company's products are well positioned to capitalize on the growth of wireless networks, the Internet and the network convergence of voice, data and emerging broadband communications. A central theme to improved bandwidth and services is the use of IP communications technology in the deployment of these capabilities. While these markets have slowed dramatically, the consensus of industry pundits appears to be that this growth will resume as we progress toward 2003.

Key components of the Company's business strategy include:

Addressing Growth Oriented Markets. The Company will continue to develop standards-based, high performance communications, networking and signaling products for growth markets. In particular, the Company is targeting two particular growth markets:

(1) Wireless Communications - The continued growth in wireless communications and the opportunity to supply new, Internet-related wireless services are requiring wireless carriers to improve their infrastructure to 2.5G and ultimately to 3G architectures. The Company will continue to focus on developing high performance, high reliability SS7 Signaling, Network Access and IP Switching products to be sold to TEMs building equipment platforms for this market. The SEGway Network Products and GSM Roaming Platform are two new product lines introduced during 2001 for this market. (See Important Year 2001 Milestones).

(2) Embedded Systems - Management believes the TEM's reliance on standards-based embedded systems will continue to grow because of "time-to-market" pressures and downsizing. The Company has built a broad line of embedded Ethernet switching, network access and SS7 Gateway products that are fully functional with the new PICMG 2.16 industry specification. It is management's intent to aggressively pursue "design win" opportunities for these products during 2002, capitalizing on the Company's "first-to-market" advantage that resulted from the pioneering efforts in developing this standard. Management believes these "design wins" can translate into important growth as demand increases for embedded systems in a variety of markets.

Exploit Technological Competencies. In the development of creative and innovative products, the Company will continue to build on its core knowledge and expertise in communications technologies, particularly in voice and data networking, and signaling control. Despite the economic slowdown, management has continued to invest heavily in new product development. It is the Company's intention to continue performance enhancements to its existing products and to develop new products that address the changing needs of its customers.

Management believes that the Company's vision and active participation in developing industry standards for next-generation IP telecommunications networks and embedded systems platforms will be important factors in maintaining a competitive edge in the Company's markets.

Leverage Software Expertise. The Company has continued to develop its core communications software expertise in signaling, data networking and communications. In addition, the Company has invested substantially in developing "high-availability" and "hardened" software implementations used in embedded switching products and wide area telecommunications applications aimed at carrier-grade products. Management believes an important element of the Company's future product strategy is to increase the intellectual property in its software products. Management also believes that the software content of its products has a very positive influence on its gross margins.

Expand International Markets. The communications and embedded systems markets are global in scope. Outside of North America, the Company markets its products primarily in Western Europe and the Asia Pacific region. As part of its international growth plan, the Company has been investing in the expansion of its marketing, sales and support operations in these specific geographic areas. The Company operates a sales and support office in the United Kingdom that provides coverage to Western European, African and Middle Eastern markets. This office was expanded during 2001 to better service these regions of the world. In the Asia Pacific region, the Company relies on agents to establish both OEM and distribution channels. During 2000, the Company also assigned a senior management level salesperson, based in the Company's West Coast facility, the full-time duties associated with developing business in the Pac Rim. Direct shipments to international customers amounted to 27% of revenue in 2001.

Acquisitions and Partnerships. The Company continues its ongoing acquisition effort. Targets that would provide additional technology elements in the embedded communication or signaling areas; expansion of the Company's ability to integrate its products into application oriented subsystems; and organizations that would expand sales/distribution channels are continually being evaluated for acquisition. With changes in enterprise valuations over the past 12-18 months and the Company's strong balance sheet, management believes there are potential acquisition opportunities that can accelerate growth that were not available in the past. Seeking opportunities to grow the Company through appropriate inorganic additions is an important strategy element for 2002-2003.

Products

Performance Technologies develops and markets high performance communications, networking and signaling products to the leading suppliers of telecommunications, embedded systems and network equipment. The Company has pioneered many recent innovations in networking and signaling technologies and continues to be a leader in defining standards for both next-generation telecommunications signaling systems and embedded system architectures that have a broad application base. New products introduced by the Company during 2001 aggressively implemented these standards. Management will continue to focus on the development and delivery of new IP-based products in three distinct communications markets: Signaling, embedded IP Ethernet Switching and Communications Network Access built on both "open" systems and "open" communications standards.

Signaling Products. The Company's signaling products fall into three categories including: Signaling Gateways, the SEGway Network products and SS7 Signaling Blade.

The signaling product line was initially developed to address custom turnkey solutions for specific customer requirements. Recognizing the need to bridge signaling traffic between traditional telephone networks and IP-based data networks, the Company developed the industry's first IP-enabled SS7 server in 1997. Since 1997, the Company's SS7/IP Signaling Gateway product has evolved to support applications such as international wireless roaming, Voice-over-IP and enhanced Internet-driven services. Numerous wireless carriers have installed the Company's SS7/IP Signaling Gateway products to allow their customers to travel to various countries around the world and to initiate and receive telephone calls as if they were at home. In addition, SS7/IP Signaling Gateways are used for a variety of applications ranging from "front ends" for distributed IP-hosted databases, to long-haul transmission of SS7 messages delivered seamlessly over IP networks. Customers continue to develop other unique and creative applications for wireless and convergent networks utilizing the Company's SS7/IP Signaling Gateway.

Signaling products include: SS7/IP Signaling Gateways, which bridge SS7 networks and IP data networks; SS7 Routing Systems, which extend traditional MTP message routing with enhanced capabilities such as n-digit global title translation and routing based on message parameters; and SS7 Protocol Conversion, which provides interoperability between ANSI SS7, ITU-T C7 and numerous national variants.

During 2001, the Company continued development and deployment of a new family of signaling products aimed at SS7 system expansion using IP communications technology. This new product family being marketed under the trade name of SEGway Network products includes an "Edge" product and a "Link Concentrator" product. The SEGway Edge provides SS7 link replacement and is designed to save telecom carriers the leasing or provisioning costs associated with dedicated long-haul SS7 links. The SEGway Link Concentrator (SLC) provides high-level SS7 functionality to act like an IP STP, providing message consolidation and routing capability that reduces the number of SS7 links required to terminate traffic in SS7 networks. In addition the SLC provides the option to route messages to any entity location within an SS7 network.

Management believes the SEGway Network products offer carriers an ideal option to expand existing Public Switched Telephone Network or wireless systems using an incremental approach to IP network technology. The Company's SEGway Network solutions are appropriate for current economic conditions, as this SS7 expansion solution provides carriers the ability to reduce operating costs in many applications when compared to traditional SS7 expansion link.

Conforming to its philosophy for providing high availability products designed to "open" standards for embedded systems, the Company introduced several Embedded Signaling BladeTM versions of its Signaling products during 2001, which can be integrated into CompactPCI (cPCI) system platforms. These "Blade" SS7 products will be expanded in 2002 to be fully compliant with the 2.16 embedded systems standard.

The entire range of the Company's SS7/IP Signaling products use an internally developed, network-proven, object-oriented SS7 protocol stack that has been uniquely configured to allow the use of the same software intellectual property across all SS7/IP product lines.

Customers for the signaling gateway products include Alcatel SA, Clarent Corporation, Comfone AG, Ericsson Telecommunications, iBasis Inc., Motorola Corporation, Nortel Networks, Swisscom AG, Teleglobe and TSI Telecommunictions Services.

Embedded IP Ethernet Switching Products. The Company has background in designing products for high availability Ethernet switching applications. While this background was originally targeted at enterprise network applications, the Company focused these resources during 2000 on developing an IP Ethernet switching product for embedded systems. As an important adjunct to this product, the Company designed a specification that was based on technologies that have been developed for Local Area Networks but can be applied with numerous advantages in reliability, performance, ease of integration and time-to-market for embedded systems. The foundation of this system architecture, that has become a ratified standard known as PICMG 2.16, is an Ethernet switch. During 2001 and continuing into 2002, the Company is aggressively developing a broad range of embedded Ethernet switching products. As of early 2002, the Company was shipping four Ethernet switching products with various features and capabilities and has announced two new gigabit Ethernet switches for delivery in the first half of the year.

Management is aggressively pursuing IP Ethernet switching opportunities with its family of PICMG 2.16 switches with equipment manufacturers and integrators working with these manufacturers. The Company's family of embedded switches is built on a common software platform allowing the Company to provide a broad range of features across the complete product offering. These embedded Ethernet switches and the attendant PICMG 2.16 architecture are ideal for communications platform applications, but there are many other industries where this embedded design will offer superior cost and performance capabilities. Entering 2002, the Company is shipping switching products into embedded systems designs for a broad range of applications. While the Company has realized numerous design wins for these products, there is no indication that any of the design wins have moved into a production volume. As a result, management believes there is noteworthy, unrealized growth potential as design wins move to the production phase.

Despite the general slow-down in economic activity in the latter half of 2001, additional competition is beginning to address this virgin market. Management has continued aggressive development and marketing of its embedded switching products with the objective of being the preeminent embedded switch provider in this marketplace. The Performance Technologies embedded IP Ethernet switches are sold under the trade name of IPnexus for PICMG 2.16 compliance.

Announced  customers  for the  embedded IP  Ethernet  switch  products  include:
APW/Electronic Solutions, Clarent Corporation, Cognitronics Corporation, General Dynamics, Kaparel, Lucent Technologies, Nortel Networks, Siemens AG and Soma Networks.

Communications  Network Access Products.  The Company's  overall  Communications
Network Access strategy is to develop and provide products to the leading communications and telecommunications suppliers that enable voice and data communications. These products are comprised of hardware, software and subsystems  that  support a variety of "open"  system  platforms  and  operating systems. These open systems include CompactPCI (cPCI), PCI, and PMC architectures. Product applications cover many uses including high-speed Internet connections for server products, T1/E1 products used for SS7 and T3/DS3 for trunk interfaces. To support these applications, the Company's products are "intelligent," with embedded microprocessors and memory. During 2001, the Company continued to enhance a family of contemporary access products introduced in late 2000 utilizing the Company's IPnexus architecture that is based on the PICMG 2.16 architecture recently ratified.

The Company offers software systems support for its products across a spectrum of popular operating systems including UNIX, Sun Microsystems' Solaris(TM), Microsoft's Windows NT(TM), Wind River's VxWorks and Linux. The Company also offers an extensive suite of advanced communications software consisting of Frame Relay, SS7, X.25, HDLC, ProtoKit (a comprehensive development environment allowing customers to integrate its specific protocols), as well as ComLink and ChanneLink which are telecommunications-oriented software packages designed by the Company for operation in Sun's Solaris environment.

During 2001, the Company introduced a comprehensive communications software suite that is based on the Linux operating system. This new suite of software is aimed at reducing customer integration efforts and time-to-market. This new suite is marketed under the trade name NexusWare(TM) and supports the Company's suite of communications software and the PICMG 2.16 specification.

The Company also markets a specialized  Internet Protocol (IP)/Wide Area Network
(WAN) communications server, the MPS800. The MPS800 provides one IP Communication port and eight high-speed WAN serial ports making it ideal for intelligent WAN bridging, T1/E1 multiplexing and remote WAN connectivity. Virtually all computers and workstations equipped with IP Ethernet on the LAN can access information from these communication servers. The Company's complete suite of communications protocol products is available on the MPS800, including SS7, Frame Relay, X.25, HDLC, Radar Receiver, Synchronous Bit Stream Interface and Asynchronous Data Transfer. Using this unique software, the communications server can be configured for a variety of applications.

During 2001, the Company's MPS800 achieved substantial usage in a variety of applications including air traffic control centers for retrieving radar data from remote radar antenna sites and in the U.S. Weather Service infrastructure for retrieving weather satellite and radar images.

Customers for the Company's network access products include ADC Telecommunications, Inc., Alcatel SA, Compaq Corporation, Lucent Technologies, Inc., Motorola Corporation, NAVCanada, Nortel Networks, Raytheon, Sun Microsystems, Inc., and the U.S. Weather Service.

Sales, Marketing and Distribution

The Company markets its products worldwide to a spectrum of customers through its direct sales force and various channels including Original Equipment Manufacturers (OEMs), Value Added Resellers (VARs), distributors and systems integrators. Approximately 80% of the Company's North American business is sold through the Company's direct sales force to OEMs and systems integrators. Much of the remainder is sold to carriers (network operators) by the Company's direct sales force.

Due to the technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the network and communications fields. To supplement its sales force, the Company has field application engineers who assist prospective customers in determining if the Company's products will meet their requirements.

The Company's corporate headquarters are in Rochester, New York. It has regional sales and support facilities in Connecticut and the United Kingdom, as well as co-located sales and engineering operations in San Diego, California. The Signaling Systems group has a sales and engineering facility in Ottawa, Canada with an additional engineering facility in Raleigh, North Carolina. Currently, 27 sales, marketing and support personnel market and sell the Company's products. In addition, independent sales representatives and agents covering selected geographic areas nationally and internationally, and distributors or integrators handling selected products, supplement the Company's direct sales team on a worldwide basis.

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

International sales represented 27%, 30% and 16% of the Company's revenue in 2001, 2000 and 1999, respectively. Management believes that the international markets continue to represent important opportunities for its products. During 2000 and 2001, Performance Technologies increased its focus on these markets. European operations were expanded and a senior management level sales person had primary responsibility for sales in the Pac Rim. In 2002, our efforts in these areas will be refocused consistent with our revised product focus. The Company's products are currently sold by approximately 30 international distributors throughout the more industrialized countries in Europe and in Asia. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars and payments for shipments from Canada to Canada are generally made in Canadian dollars.

Customers

The Company has over 50 active customers worldwide primarily in the telecommunications and embedded systems markets. Many of the Company's major customers are Fortune 500 companies in the United States or of similar stature in Europe and Asia. In 2001, the largest single customer represented 9% of revenue and the largest four customers represented 30% of the Company's revenue.

The Company's products are generally integrated into products for wireline, wireless and next-generation IP network infrastructure. These products are targeted at customers in the following sectors: telecommunication equipment manufacturers, telecommunications service providers and operators, international wireless carriers and platform manufacturers. Once the Company's products have been selected for integration into the customer's product, the customer has to complete their product development, which can take twelve to eighteen months or longer to reach the production phase.

Backlog

At February 10, 2002, the scheduled backlog of orders was $3.2 million, compared to $6.9 million at February 23, 2001. A substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and is often shipped in the final month of the quarter. Orders are subject to cancellation in the normal course of business; however, historically, the Company has filled most of its firm orders. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is not generally subject to large seasonal swings, but the revenue typically declines sequentially from the calendar fourth quarter to the first quarter of the year. Much of the Company's business is project-related, driven by customer demand, which can cause quarterly fluctuations in revenue.

Environmental Matters

The Company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment has any material effect on its capital expenditures, earnings or competitive position.

Competition

The market for communications and networking products is intensely competitive and characterized by rapid technological innovations resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this industry include product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and increases in relative price/performance ratios.

In the signaling market, the Company competes with Ulticom, Inc., Tekelec, Natural Microsystems, Trillium Digital Systems, Inc. (a subsidiary of Intel Corp.) and several larger companies that have proprietary SS7 technology or products. The signaling market continues to grow and it is likely that more competitors will enter this market as the telecom market activity associated with next-generation infrastructure restarts, as predicted by analysts.

The embedded IP Ethernet switching market was a new market in 2000. The current competitors include smaller private companies such as Zynx, Ramix and Continuous Computing and more recently larger public companies such as Radisys Corp. and an embedded systems division of Intel Corp. The size of this market is small compared to the enterprise Ethernet switch market. However, larger companies in the enterprise market may have interest in this segment if they believe that the embedded market can become of significant size. In some cases, embedded Ethernet switches may use merchant parts and components produced by the larger companies and this will represent an opportunity to increase volumes of these components.

In the network access market, the Company's products compete with products from Adax Incorporated, Audiocodes Ltd., Artisan Components, Interphase Corporation, Natural Microsystems, Radisys Corporation, and SBS Technology.

Research and Development

The Company's research and development expenses were approximately $7.9 million, $8.9 million and $7.9 million for 2001, 2000 and 1999, respectively. These expenses consist primarily of employee costs and material consumed in developing and designing new products. To a lesser degree, amounts are expended for software license/tools and contract product development. Given stable improving economic conditions, the Company expects to maintain its research and development expenditure percentages in 2002.

The Company has developed significant core competencies applicable to voice and data communications, high availability, redundant switching technologies and signaling communications. The Company has also invested substantially in developing and expanding its communication and networking software competencies. These competencies will contribute to the development of products for next-generation networks.

Proprietary Technology

The Company's success depends upon retaining and maximizing the Company's proprietary technologies. To date, the Company has relied principally upon
trademark,   copyright  and  trade  secret  laws  to  protect  its   proprietary
technology.  The  Company  generally  enters  into  confidentiality  or  license agreements that contain confidentiality provisions, with its customers, distributors and potential customers and limits access to, and distribution of, the source code to its software and other proprietary information. All of the Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products are provided to customers under license, generally in the form of object code, which provides a high degree of confidentiality with respect to the intellectual property value. Such methods may not afford complete protection and there can be no assurance that the confidentiality agreements will not be breached, or that such agreements will be enforceable, or that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed, by competitors. The Company has a patent application pending. There can be no assurance that any patents will be granted, or that, if granted, such patents would provide the Company with meaningful protection from competition.

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

Suppliers

In the fast paced technology environment, manufacturers frequently obsolete electronic components. Furthermore, more situations are arising where the Company is utilizing sole or limited source components on its products. The Company has generally been able to obtain adequate supplies of components or has redesigned specific products when adequate components are not available. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of its suppliers.

Manufacturing

The Company maintains a state-of-the-art manufacturing facility in Rochester, New York. There is currently no excess space in this facility. In April 2002,
                                       11
the Company will relocate to a new facility in the Rochester area with larger manufacturing space. Manufacturing operates under an integrated MRP system that significantly reduces lead-time and inventory investment, and facilitates demand forecast. The Company's manufacturing facility and quality management systems are ISO 9002 certified. The Company's products have a high software content and are generally produced in low volumes. By maintaining an in-house manufacturing capability, management believes that the Company has, to a certain extent, insulated itself from the risks inherent with subcontracted manufacturing. These risks include the sub-contractors inability to meet flexible manufacturing requirements, inventory control and cost containment. In addition, in-house manufacturing enables the Company to maintain a high quality level for its products and timeliness for deliveries. The Company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

Employees

During January 2002, the Company reduced its annualized operating expenses by approximately $1.6 million in order to improve its cost structure. Most of this reduction was the result of a lay-off of approximately 10% of the Company's staff. As of January 31, 2002, the Company had 168 full-time employees, five part time and contract employees and five Engineering Cooperative student employees. Management believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

The Company's fulltime employees work in the following areas:

             Research and Development                             82
             Marketing and Sales                                  27
             Manufacturing                                        45
             General and Administrative                           14

Through mid-2001, competition for engineering personnel in the Company's marketplace was intense. Up to that point in time, the use of significant stock option and cash bonuses was prevalent in our market. Since mid-2001, engineering personnel seem to be more readily available. Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

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

Competition. The communications, signaling and networking business is extremely competitive and the Company faces competition from a number of established and emerging start-up companies. Many of the Company's principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources to deploy on promotion, advertising, research and product development than the Company. In addition, as the Company broadens its product offerings, it may face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's revenue and operating results. Major networking companies have recently acquired several of the Company's competitors. These acquisitions are likely to permit the Company's competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's revenue and operating results.

Dependence on Key Customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Customers typically do not enter into long-term volume purchase contracts with the Company and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, and the reduction, delay or cancellation of orders, or a delay in shipment of the Company's products to such customers, would have a material adverse effect on the Company's revenue and operating results. (See Management's Discussion & Analysis included elsewhere in this report).

Design Wins. A design win is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Design wins reach production volumes at varying rates. Historically, this gestation period prior to volume orders has been twelve to eighteen months or more after the design win occurs. A variety of risks such as schedule delays, cancellations of programs and changes in customer markets can adversely affect a design win from reaching the production phase. The customer's failure to bring their product to the production phase would have an adverse effect on the Company's revenue and operating results.

Potential Fluctuations in Annual and Quarterly Results. The Company's future annual and quarterly operating results can vary significantly depending on factors such as the timing and shipment of significant orders, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, inability to obtain sufficient supplies of sole or limited source components for the Company's products, and seasonal and general economic conditions. The Company's expense levels are based, in part, on the Company's expectations as to future revenue. Since a substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and often shipped in the final month of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, revenue and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of the Company's net expenses varies with its revenue. (See Management's Discussion and Analysis included elsewhere in this report).

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

Dependence on Proprietary Technology. The Company's success depends upon the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technologies. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers and limits access to and distribution of the source code to its software and other proprietary information. The Company's employees are subject to the Company's employment policy regarding confidentiality. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technologies or to provide an effective remedy in the event of a misappropriation by others. The Company holds no patents but currently has a patent application pending. There can be no assurance that any patents will be granted or that, if granted, such patents would provide the Company with meaningful protection from competition.

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

Because of the existence of a large number of patents in the computer networking industry and the rapid rate of new patents granted or new standards developed, or new technology, it may be necessary for the Company to enter into technology licenses from others. There can be no assurance that these third party technology licenses will be available to the Company on commercially reasonable terms. The loss of, or inability to obtain, any of these technology licenses could result in delays or reductions in product shipments. Any such delays or reductions in product shipments will have a material adverse effect on the Company's revenue and operating results.

Dependence on Personnel. The Company's success depends on the continued contributions of its personnel, many of whom would be difficult to replace. It will also depend on its ability to attract and retain skilled employees. Through mid-2001, competition for engineering personnel in the Company's marketplace was intense. Since mid-2001, engineering personnel seem to be more readily available. Although the Company's employees are subject to the Company's employment policy regarding confidentiality and ownership of inventions, employees are generally not subject to employment agreements or non-competition covenants. Changes in personnel could adversely affect the Company's operating results.


ITEM 2 - Properties

The corporate headquarters are currently located in 30,000 square feet of office and manufacturing space in Rochester, New York. Corporate headquarters include the executive offices, along with the sales, marketing, engineering and manufacturing operations for the communications and switching groups of the Company. There is currently no excess office space in this facility. In April 2002, the Company will relocate its Rochester operations to a new 57,000 square foot facility in the Rochester area. This new facility is designed to accommodate the Company's immediate business requirements while providing a variety of expansion options. The Company has also purchased land adjacent to this new facility for future expansion. The Company also leases sales and engineering office space in San Diego, California and sales offices in Connecticut and the United Kingdom. The Company's core signaling group is located in 14,000 square feet of office space in a building located in downtown Ottawa, Canada. The office leases in this building expire in April 2002 and May 2003. The Company is in the process of finalizing the lease agreement on the portion of the office that expires in April 2002. The signaling group also has an engineering operation in office space in Raleigh, North Carolina. The office lease in this building expires in February 2005.

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

During the second quarter 2000, the Company announced that the then current customer order backlog was not sufficient to meet revenue and earnings expectations for the second quarter and given the Company's difficulty in predicting the timing of when customers would begin production shipments for the Company's new design wins, management adjusted revenue and earnings expectations for the second quarter and the year. On and after May 24, 2000, several class action lawsuits were filed against the corporation, as well as several of its officers and directors, alleging violations of federal securities laws. The lawsuits were filed in United States District Court for the Western District of New York. The Lead Counsel was approved by the Court and an Amended Complaint, dated March 19, 2001, was filed with the Court. On May 18, 2001, the Company filed a motion to dismiss the consolidated complaint. On June 25, 2001, the Plaintiffs filed a memorandum of law in opposition to the Company's motion to dismiss. On July 20, 2001, the Company filed a memorandum of law in further support of the Company's motion to dismiss the Plaintiffs' class action complaint.

Performance Technologies believes these claims to be without merit, has mounted a vigorous defense against these allegations and no costs have been accrued for this possible loss contingency.

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5 - Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock is traded on the NASDAQ National Market System under the trading symbol "PTIX". The following table sets forth the high and the low quarterly closing prices of the common stock during the two most recent years, as reported on the NASDAQ National Market System. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions

                  2001                            High              Low
         First Quarter                           $15.75           $10.06
         Second Quarter                           16.49            10.00
         Third Quarter                            17.40             8.22
         Fourth Quarter                          $13.55            $8.00

                  2000                            High              Low
         First Quarter                           $44.62           $16.12
         Second Quarter                           40.00             8.19
         Third Quarter                            15.50             8.50
         Fourth Quarter                          $17.31           $13.25

As of February 28, 2002, there were 184 stockholders of record of the Company's common stock.

To date, the Company has not paid cash dividends on its common stock and has no intention to do so for the foreseeable future.

ITEM 6 - Selected Financial Data
          (in thousands, except per share amounts)

For the Years Ended December 31:       2001     2000     1999     1998     1997
Sales                                $36,517  $38,963  $44,494  $34,118  $32,435
Income from operations                 5,186    7,050    6,226    6,047    5,271
Basic earnings per share:
   Income from operations (1)        $   .42  $   .54  $   .47  $   .46  $   .41
   Weighted average common shares     12,282   13,106   13,165   13,077   13,012
Diluted earnings per share:
    Income from operations (1)       $   .41  $   .51  $   .45  $   .45  $   .39
    Weighted average common and common
        equivalent shares             12,708   13,769   13,789   13,517   13,449

Pro forma income from operations:
    (Excluding $1.7 million charge for
     acquisition expenses in 1999)   $ 5,186  $ 7,050  $ 7,970  $ 6,047  $ 5,271
Pro forma basic earnings per share:
    (Excluding $1.7 million charge for
     acquisition expenses in 1999)(1)$   .42  $   .54  $   .61  $   .46  $   .41
Pro forma diluted earnings per share:
    (Excluding $1.7 million charge for
     acquisition expenses in 1999)(1)$   .41  $   .51  $   .58  $   .45  $   .39


At December 31:                        2001     2000     1999     1998     1997
Working capital                      $34,728  $36,975  $39,009  $32,221  $26,889
Total assets                          42,954   44,758   49,142   40,122   33,544
Long-term debt, less current portion                                  6       18
Total stockholders' equity           $38,342  $39,468  $40,828  $34,180  $28,661

(1) All per share amounts have been adjusted where appropriate, for the three-for-two stock splits effected in September 1999 and September 1997.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein as well as the section appearing in Item 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to design wins, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products. Furthermore, as the economic conditions deteriorate, customer's visibility also deteriorates causing delays in the placement of orders. This results in a substantial portion of the Company's revenue in each quarter being derived from orders placed within the quarter and is often shipped in the final month of the quarter.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those discussed in the forward-looking statements.

Overview

Financial Information: All historical financial information contained herein has been restated to reflect the acquisition of MicroLegend Telecom Systems, Inc., which was accounted for as a pooling of interests during the fourth quarter 1999. Furthermore, per share amounts have been adjusted to reflect a three-for-two stock split effected in September 1999.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the critical accounting policies discussed herein can involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset, liability, revenue and expense amounts.

FAS 144 - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and will thus be adopted by the Company, as required, on January 1, 2002. The adoption of SFAS No. 144 is not expected to have any impact on the Company's consolidated financial statements at the time of adoption.

Revenue for 2001 amounted to $36.5 million, compared to $39.0 million in 2000. Despite the poor economic environment in 2001, revenue from the Company's core Signaling, Network Access and Embedded Switching products (excluding LAN interface and other legacy products) remained stable at $33.5 million in 2001, compared to $33.5 million in 2000. Sales outside of North America amounted to $9.7 million and $11.7 million in 2001 and 2000, respectively.

Net income in 2001 was $5.2 million, or $.41 per share, compared to $7.0 million, or $.51 per share in 2000, based on 12.7 million and 13.8 million shares outstanding, respectively.

Cash, cash equivalents and marketable securities amounted to $26.9 million, and no long-term debt existed at the end of 2001. During 2001, the Company generated $9.0 million from operating activities, compared to $5.9 million generated in 2000. During 2001 and 2000, the Company expended $6.9 million and $8.8 million, respectively, to buy back its shares in the open market.

Industry Overview: As the telecommunications industry was entering 2001, worldwide demand for telecommunications services was near its peak and telecom service providers were experiencing unparalleled competition. At the same time, telecommunications equipment manufacturers (TEMs) were aggressively designing next-generation equipment platforms to enable the convergence of voice and data onto one network (Voice-over-IP) and to upgrade wireless networks to handle expanded services (2.5G and 3G wireless platforms).

Twelve months later, the telecommunications industry is burdened with overcapacity and many second and third tier telecom service providers are out of business or are struggling for survival. Most of the large telecommunications service providers still remaining have drastically slashed capital expenditure budgets for 2002 and plans for Voice-over-IP and 2.5G and 3G wireless deployments are of lesser priority. Many of the smaller service providers remaining will forge ahead with next-generation network deployments but the pressure on the larger carriers has subsided for the near term.

Business Strategy: Performance Technologies, Incorporated (the "Company") is a supplier of innovative hardware and software products for a broad range of communications infrastructure, including traditional data communications and wireline/wireless telecommunication systems. The Company's forward-looking development efforts are directed at future growth opportunities that utilize the evolving IP (Internet Protocol) standards for communications and networking equipment. IP based communications and systems products are the foundation for next-generation telecommunications systems and services, as well as embedded systems for video, data communications and mass storage applications. Customers who use the Company's products and technologies include: telecommunications equipment manufacturers (TEMs), communications service providers/operators, international mobile/cellular wireless operators and embedded systems platform suppliers/integrators. The Company's products are based on open-architectures and are focused on high availability infrastructure.

At the beginning of 2001, the Company's products were positioned to enable next-generation Voice-over-IP, 2.5G and 3G wireless networks. As the year progressed and the telecom environment deteriorated, management continued its engineering development programs on its long-range strategy but emphasis was also placed on delivering solutions that could be deployed in current-generation networks or in next-generation networks if a rapid payback of investment could be demonstrated. (See Signaling Products (SEGway and GSM Roaming Platform) and IP Ethernet switch products).

Management believes the most important measurement of progress in executing the Company's product and marketing strategies is the number of "design wins" realized with its customer base. A "design win" is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. During 2001, the Company received notification for thirty-five new design wins for its signaling (10), IP Ethernet switch (10) and network access (15) products, compared to twenty new design wins during 2000. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments, which can take twelve to eighteen months, or more, for customers to complete this process. Not all design wins are expected to result in production orders.

The Company's engineering development programs are directed toward expanding three distinct product areas: signaling products, IP Ethernet switch and network access products.

Signaling Products: The Company's strategy is to develop signaling products that will enable signaling traffic over less-costly IP networks. The Company's signaling product line includes SS7/IP Signaling Gateways, SEGway Network products and the new GSM Roaming Platform introduced in January 2002. The Company's signaling products use an internally developed network-proven SS7 protocol stack.

SS7/IP Signaling Gateways are designed for wireless applications such as roaming
and   transmission   of  SS7  messages   delivered  over  IP  networks  and  for
Voice-over-IP (VoIP) embedded computing platforms.

The Company broadened its signaling gateway product family in 2000 by introducing the MicroLegend(R) 4000 Series Signaling Gateway. This was the first signaling gateway designed to meet the stringent reliability, performance and international interoperability demands of interfacing Internet Telephony networks with the Public Switched Telephone Network (PSTN). Gateway products also provide users with a unique distributed SS7 software environment that enhances reliability and expandability. In July 2001, the Company introduced the SS7/IP Signaling Blade(TM). This new product is a full featured, embedded signaling gateway "system in a slot," specifically designed for telecom equipment manufacturers seeking to integrate SS7/IP signaling capabilities into their current and next-generation chassis designs. The SS7/IP Signaling Blade received the Product of the Year Award from Internet Telephony magazine in December 2001.

SEGway Network Products: The SEGway Edge product is an innovative SS7/IP inter-networking device that enables wireless operators to offload long-haul SS7 traffic onto lower-cost IP networks. The Company announced this product in February 2001 and customers began deployment of SEGway Edge units on a worldwide basis in the spring of 2001.

The SEGway Link Concentrator reduces the need to add links to Signal Transfer Points (STPs) by concentrating SS7 traffic onto fewer, highly utilized links. The SEGway Link Concentrator is expected to become available in the second quarter 2002. The SEGway Link Concentrator was recognized as the Product of the Year by Communications Solutions magazine in December 2001. Appropriate for current economic conditions, the Company's SEGway Network solutions give carriers the ability to reduce operating costs, enhance services and expand their network by utilizing lower cost IP networks for signaling.

GSM Roaming Platform: GSM is the most widely used cellular mobile wireless protocol in the world. In January 2002, the Company introduced the GSM Roaming Platform. This platform enables large GSM wireless carriers to offer roaming services to small or emerging GSM carriers, who may otherwise not be able to offer extensive roaming coverage to their subscribers. This product is based on the successful deployment of this technology by a variety of customers.

Customers for the Company's signaling products include Alcatel SA, Clarent Corporation, Comfone AG, Ericsson Telecommunications, iBasis Inc., Motorola Corporation, Nortel Networks, Swisscom AG, Teleglobe and TSI Telecommunications Services.

IP Ethernet  Switching  Products  and the  Compact  Packet  Switching  Backplane
Architecture: The Company pioneered a new architecture for embedded system platforms using Ethernet and recommended adoption of this architecture by the industry standards board, PCI Industrial Computer Manufacturers Group (PICMG(R)), in September 2000. PICMG established a committee to evaluate this new architecture and designated a member of the Company's management team to chair the process. This new industry standard, called PICMG 2.16 was adopted in September 2001. This architecture overlays an Ethernet switching network on the industry-standard CompactPCI(R) architecture for embedded system applications. For platform integrators, PICMG 2.16 dramatically improves scalability and reliability enabling an entirely new approach to system implementation. A wide variety of industries including defense, medical, industrial automation, and telecommunications are expected to utilize this new architecture in their next-generation platforms. Thus far, more than thirty companies have announced products and platforms utilizing this standard, quickly validating its acceptance.

The foundation of the PICMG 2.16 architecture is an embedded IP Ethernet switch. In August 2000, the Company introduced the CPC4400 embedded IP Ethernet switch, the market's first carrier-grade, Layer 3 Ethernet switch utilizing CompactPCI hardware. During 2000 and 2001, the Company developed the IPnexus(TM) family of new IP Ethernet switch and network access products based on the PICMG 2.16 architecture. Three new IPnexus Ethernet switch models (CPC3400, CPC4401 and CPC4406) began shipping to customers in September 2001 and two new IPnexus Gigabit Ethernet switch models (CPC5400 and CPC6400) are scheduled for delivery in the first half of 2002.

The Company's leadership on the standards board committee, coupled with the introduction of the IPnexus product family, has significantly increased the Company's visibility within the communications industry and in the broader, platform market. Many of the Company's customers are already developing new system level products utilizing the PICMG 2.16 architecture.

Customers for the Company's IP Ethernet switching products include APW/Electronic Solutions, Clarent Corporation, Cognitronics Corporation, General Dynamics, Kaparel, Lucent Technologies, Nortel Networks, Siemens AG and Soma Networks.

Network Access Products, Communications Server Products and NexusWare(TM): There are three distinct networks in the communications world today: Voice, data and signaling. The Company's network access strategy includes products that enable voice, data and signaling communications with comprehensive solutions that comprise integrated hardware, software and subsystem elements operating in a variety of open system platforms. The Company's software generally supports the Solaris(TM), Windows NT(TM), VxWorks and Linux operating environments and an extensive suite of communication protocols including Frame Relay, SS7, X.25, HDLC and Radar Receiver. The Company's network access and communications server products enable current generation, as well as, next-generation networks.

Many industry analysts believe current PCI architectures are reaching maximum performance capabilities. Developers of highly available wireless, IP telephony and broadband access platforms are seeking increased system bandwidth, performance and reliability and new architectures such as the PICMG 2.16 architecture enable those capabilities.

During 2000 and 2001, the Company developed the IPnexus family of network access and IP Ethernet switch products based on the PICMG 2.16 architecture. The Company has introduced three new carrier-grade IPnexus access products including the CPC388 octal T1/E1/J1 adapter, the CPC395 dual T3/DS3 adapter and the PCI384 telecom adapter, an advanced communications subsystem that provides wide area networking and communications connectivity for developers of next-generation telecom and IP telephony systems applications.

Target applications for these new access products include Time Division Multiplex (TDM) and trunk related tasks associated with wireline, wireless and IP telephony markets. This includes a broad range of embedded platforms built for base station controllers, radio network controllers, HLRs/VLRs, VoIP media gateways, signaling gateways, softswitches, enhanced service platforms and integrated access devices.

NexusWare(TM) is a comprehensive, Linux-based, operating and development environment intended for system engineers using IPnexus products that provides integrated communications protocols to expedite the development process. Introduced in 2001, NexusWare enables software integration at the system level, rather than the driver-level. This greatly simplifies the design process in both conventional PCI-based systems and the emerging PICMG 2.16 systems thereby accelerating system integration and ultimately time-to-market.

The MPS800, an Internet Protocol (IP)/Wide Area Network (WAN) based communications server began shipping in production volumes during 2000 to a number of customers. The MPS800 provides a cost-effective platform that is ideal for intelligent WAN bridging, T1/E1 multiplexing and remote WAN connectivity. The Company's extensive suite of WAN protocol software products is available on the MPS800.

Network access and communications server customers include ADC Telecommunications, Inc., Alcatel SA, Compaq Corporation, Lucent Technologies, Inc., Motorola Corporation, NAV Canada, Nortel Networks, Raytheon, Sun Microsystems, Inc., and the U.S. National Weather Service.

On January 15, 2002, the Company announced a reduction of its annualized operating expenses of approximately $1.6 million in order to improve its cost structure relative to the economic climate and visibility. Management continues to focus on the preservation of cash and to maintain tight fiscal control over discretionary expenses and hiring. At the present time, management believes the business is sized appropriately from a financial perspective to take advantage of an economic recovery as it occurs.

Results of Operations

The following table sets forth for the years indicated certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report:
                                                 Year Ended December 31,
                                      2001            2000           1999
                                    --------        --------       --------
Sales                                100.0%          100.0%         100.0%
Cost of goods sold                    36.5            35.3           34.1
                                    --------        --------       --------
Gross profit                          63.5            64.7           65.9
                                    --------        --------       --------
Operating expenses:
   Selling and marketing              15.2            12.6           13.0
   Research and development           21.7            22.9           17.8
   General and administrative          8.1             6.4            8.4
   Acquisition charges                                                3.9
                                    --------        --------       --------
         Total operating expenses     45.0            41.9           43.1
                                    --------        --------       --------
Income from operations                18.5            22.8           22.8

Other income, net                      2.7             5.0            3.3
                                    --------        --------       --------
Income before income taxes            21.2            27.8           26.1

Provision for income taxes             7.0             9.7           12.1
                                    --------        --------       --------
   Net income                         14.2%           18.1%          14.0%
                                    ========        ========       ========
Excluding one-time acquisition expenses:
Income before income taxes
  (Excluding $1.7 million charge for
      acquisition expenses in 1999)   21.2%           27.8%          30.0%

Provision for income taxes             7.0             9.7           12.1
                                    --------        --------       --------
   Pro forma net income               14.2%           18.1%          17.9%
                                    ========        ========       ========

Year Ended December 31, 2001, compared with the Year Ended December 31, 2000

Sales. Total revenue for 2001 was $36.5 million, compared to $39.0 million for 2000. For the years indicated, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, IP Switching products, U.S. Government/LAN interface products, and Other products. Revenue from each product category is expressed as a percentage of sales for 2001 and 2000 are as follows:

                                             2001                    2000
                                      ------------------     -------------------

Signaling and network access products        87%                     82%
IP Switching products                         5%                      1%
U.S. Government/LAN interface products        0%                      3%
Other                                         8%                     14%
                                      ------------------     -------------------
    Total                                   100%                    100%
                                      ==================     ===================

Signaling and Network Access Products: Revenue from this category amounted to $31.8 million and $32.1 million in 2001 and 2000, respectively. The Company broadened its signaling product line and developed several new cPCI network access products during 2001. The Company has invested heavily in new Signaling and network access products and management expects this product category to be the key revenue growth driver for the Company.

IP Switching Products: Revenue from this category increased over 300% to $1.7 million in 2001, compared to $.4 million for 2000. The first member of the IP switch family, the CPC4400 was introduced in September 2000. Three new IPnexus Ethernet switch models (CPC3400, CPC4401 and CPC4406) began shipping to customers in September 2001 and two new IPnexus Gigabit Ethernet switch models (CPC5400 and CPC6400) are scheduled for delivery in the first half of 2002. Revenue for these products is still modest but is expected to increase when customers move into production of their new platforms using the recently ratified PICMG 2.16 embedded architecture.

U.S. Government/LAN Interface Products: Revenue from these U.S. Government projects amounted to zero and $1.1 million in 2001 and 2000, respectively. This sub-contract ended in June 2000.

Other product revenue: Revenue from other products amounted to $3.0 million and $5.4 million in 2001 and 2000, respectively. This revenue is related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis. Management expects revenue from these products to continue to decline over future periods as these technologies are replaced.

Gross Profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 63.5% and 64.7% of sales in 2001 and 2000, respectively. Fixed expenses spread over lower sales volumes in 2001 as compared to 2000 impacted gross margin as a percentage of sales.

Total Operating Expenses. Total operating expenses amounted to $16.4 million and $16.3 million in 2001 and 2000, respectively. As a percentage of sales, total operating expenses increased to 45.0% in 2001, from 41.9% in 2000. At the beginning of 2001, the Company increased sales and marketing expense levels to garner greater market share. Beginning in the second quarter through the remainder of the year, the Company reduced expense levels due to deteriorating economic conditions.

Selling and marketing expenses amounted to $5.5 million and $4.9 million in 2001 and 2000, respectively. Expenditures for advertising, travel and trade show participation were increased at the beginning of 2001 and then began declining in the second quarter as the economy deteriorated.

Research and development expenses amounted to $7.9 million and $8.9 million in 2001 and 2000, respectively. During 2001, the Company focused its engineering efforts on the development of the IPnexus embedded switch and network access products and broadening its signaling product line. In addition, the Company capitalized certain software development costs. Amounts capitalized were $1.7 million and $.8 million for 2001 and 2000, respectively. Gross expenditures for engineering and software development were $9.6 million and $9.7 million for 2001 and 2000, respectively.

General and administrative expenses amounted to $2.9 million and $2.5 million in 2001 and 2000, respectively. An incentive related expense amounting to $.2 million was recorded to reflect the attainment of certain corporate goals in 2001. The remaining year-over-year expense increase is primarily attributable to an increase in corporate insurance costs.

Other Income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income taxes. The provision for income taxes for 2001 is based on the combined federal, state and foreign effective tax rate of 33%, compared to 35% in 2000. Based on operational decisions implemented during 2000, the Company was able to utilize Canadian tax incentives to lower its net effective tax rate in 2001.

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

Liquidity and Capital Resources

At December 31, 2001, the Company's primary source of liquidity included cash and cash equivalents of $26.9 million and available borrowings of $5.0 million under a bank revolving credit facility. No amounts were outstanding under this credit facility as of December 31, 2001. The Company had working capital of $34.7 million and $37.0 million at December 31, 2001 and 2000, respectively.

Cash generated by operating activities was $9.0 million, $5.9 million and $7.7 million in 2001, 2000 and 1999, respectively.

During 2001, cash provided by investing activities was $7.0 million. Investing activities included the maturity of marketable securities of $10.0 million, and property and capital equipment purchases of $1.3 million. Land was purchased for $.4 million for future expansion adjacent to the Company's newly leased facility. Capital equipment purchases of $.9 million consist primarily of manufacturing equipment, office equipment and computer and related equipment used in engineering. In addition, the Company capitalizes certain software development costs. Amounts capitalized and included within investing activities were $1.7 million, $.8 million and $.2 million in 2001, 2000 and 1999, respectively.

In August 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's Common Stock and the Company repurchased 342,000 and 658,000 of its common shares in 2001 and 2000, respectively. The total cost of repurchasing such shares was $4.7 million and $8.8 million in 2001 and 2000, respectively. This program was completed in March 2001.

In March 2001, the Board of Directors authorized the repurchase of an additional five hundred thousand shares of the Company's Common Stock. During 2001, the Company repurchased a total of 206,000 shares at a total cost of $2.2 million under this program.

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

Notes: Solaris is a trademark of Sun Microsystems, Inc. Windows NT is a trademark of Microsoft Corporation. IPnexus, Channel7, NexusWare, SEGway, Signaling Blade and MicroLegend are trademarks of Performance Technologies, Inc.

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

ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements:                                             Page

   Report of Independent Accountants                                        25
   Consolidated Balance Sheets at December 31, 2001 and 2000                26
   Consolidated Statements of Income for the Years Ended
      December 31, 2001, 2000 and 1999                                      27
   Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 2001, 2000 and 1999                  28
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999                                      29
   Notes to Consolidated Financial Statements                               30

Index to Financial Statement Schedules:

   All schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Performance Technologies, Incorporated

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Rochester, New York
February 5, 2002
                                       25

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             December 31,
                                                        2001             2000
                                                   -----------     ------------
Current assets:
   Cash and cash equivalents                       $26,913,000     $ 17,187,000
   Marketable securities                                              9,995,000
   Accounts receivable, net                          6,905,000        7,393,000
   Inventories, net                                  3,756,000        5,788,000
   Prepaid expenses and other                          359,000          745,000
   Deferred taxes                                      608,000          679,000
                                                   -----------     ------------
       Total current assets                         38,541,000       41,787,000

Property, equipment and improvements, net            2,465,000        2,119,000
Software development costs, net                      1,948,000          852,000
                                                   -----------     ------------
       Total assets                                $42,954,000     $ 44,758,000
                                                   ===========     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $   417,000     $  1,347,000
   Income taxes payable                                350,000          219,000
   Accrued expenses                                  3,046,000        3,246,000
                                                   -----------     ------------
       Total current liabilities                     3,813,000        4,812,000

Deferred taxes                                         799,000          478,000
                                                   -----------     ------------
       Total liabilities                             4,612,000        5,290,000
                                                   -----------     ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock-$.01 par value; 1,000,000 shares
     authorized; none issued
   Common stock-$.01 par value; 50,000,000 shares
     authorized; 13,260,038 shares issued              133,000          133,000
   Additional paid-in capital                       11,305,000       12,375,000
   Retained earnings                                40,239,000       35,053,000
   Treasury stock-at cost, 1,024,547 and 598,313
     shares held at December 31, 2001 and 2000,
     respectively                                  (13,284,000)      (8,042,000)
   Accumulated other comprehensive loss                (51,000)         (51,000)
                                                   -----------     ------------
       Total stockholders' equity                   38,342,000       39,468,000
                                                   -----------     ------------
       Total liabilities and stockholders' equity  $42,954,000     $ 44,758,000
                                                   ===========     ============

   The accompanying notes are an integral part of these consolidated financial statements.
                                       26

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                Year Ended December 31,
                                          2001           2000           1999
                                      -----------    -----------    -----------

Sales                                 $36,517,000    $38,963,000    $44,494,000
Cost of goods sold                     13,327,000     13,768,000     15,174,000
                                      -----------    -----------    -----------
Gross profit                           23,190,000     25,195,000     29,320,000
                                      -----------    -----------    -----------
Operating expenses:
   Selling and marketing                5,534,000      4,889,000      5,767,000
   Research and development             7,941,000      8,926,000      7,906,000
   General and administrative           2,946,000      2,497,000      3,756,000
   Acquisition charges                                                1,744,000
                                      -----------    -----------    -----------
       Total operating expenses        16,421,000     16,312,000     19,173,000
                                      -----------    -----------    -----------
Income from operations                  6,769,000      8,883,000     10,147,000

Other income, net                         971,000      1,947,000      1,478,000
                                      -----------    -----------    -----------
Income before income taxes              7,740,000     10,830,000     11,625,000

Provision for income taxes              2,554,000      3,780,000      5,399,000
                                      -----------    -----------    -----------
       Net income                     $ 5,186,000    $ 7,050,000    $ 6,226,000
                                      ===========    ===========    ===========


Basic earnings per share              $       .42    $       .54    $       .47
                                      ===========    ===========    ===========
Diluted earnings per share            $       .41    $       .51    $       .45
                                      ===========    ===========    ===========





Weighted average number of common shares
   used in basic earnings per share    12,282,400     13,105,953     13,164,903
Common equivalent shares                  425,661        663,080        623,976
                                      -----------    -----------    -----------
Weighted average number of common shares
   used in diluted earnings per share  12,708,061     13,769,033     13,788,879
                                      ===========    ===========    ===========





   The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Accumulated
                                 Additional                            Other
                Common Stock      Paid-in    Retained     Treasury Comprehensive
              Shares   Amount     Capital    Earnings      Stock   Income (Loss)  Total
            ------------------- ----------- ----------- ------------- --------- -----------

Balance -
 January 1,
 1999        9,632,144 $ 97,000 $13,228,000 $21,777,000 $   (917,000) $ (5,000) $34,180,000

1999 net income                               6,226,000                           6,226,000
Currency
 translation
 adjustment                                                             33,000       33,000
Exercise of
 options         4,500              928,000                  334,000              1,262,000
Issuance of
 options                            715,000                                         715,000
Tax benefit
 option plan                         62,000                                          62,000
Three-for-two
 stock split 3,735,056   37,000     (37,000)
Purchase of
 treasury
 stock -
 91,584 shares                                            (1,650,000)            (1,650,000)
Retirement of
 treasury
 stock        (185,174)  (2,000) (2,231,000)               2,233,000
            ---------- -------- ----------- ----------- ------------- --------- -----------
Balance -
 December 31,
 1999       13,186,526  132,000  12,665,000  28,003,000                 28,000   40,828,000

2000 net income                               7,050,000                           7,050,000
Currency
 translation
 adjustment                                                            (79,000)     (79,000)
Excise of
 options and
 warrants       73,512    1,000    (304,000)                 783,000                480,000
Tax benefit
 option plan                         14,000                                          14,000
Purchase of
 treasury
 stock - 658,200
 shares                                                   (8,825,000)            (8,825,000)
            ---------- -------- ----------- ----------- ------------- --------- -----------
Balance -
 December 31,
 2000       13,260,038  133,000  12,375,000  35,053,000   (8,042,000)  (51,000)  39,468,000

2001 net income                               5,186,000                           5,186,000
Currency
 translation
 adjustment
Exercise of options
 and warrants                    (1,089,000)               1,630,000                541,000
Tax benefit
 option plan                         19,000                                          19,000
Purchase of
 treasury
 stock - 547,334
 shares                                                   (6,872,000)            (6,872,000)
            ---------- -------- ----------- ----------- ------------- --------- -----------
Balance -
 December 31,
 2001       13,260,038 $133,000 $11,305,000 $40,239,000 $(13,284,000) $(51,000) $38,342,000
            ========== ======== =========== =========== ============= ========= ===========



   The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                          2001           2000           1999
                                     ------------   ------------   -------------
Cash flows from operating activities:
   Net income                        $  5,186,000   $  7,050,000   $  6,226,000
   Non-cash adjustments:
     Depreciation and amortization      1,537,000      1,313,000      1,545,000
     Provision for bad debts              152,000        (70,000)       602,000
     Reserve for inventory obsolescence   708,000      1,027,000        779,000
     Deferred income taxes                392,000        595,000       (764,000)
     Compensation expense                                               715,000

   Changes in operating assets and liabilities:
     Accounts receivable                  336,000      2,131,000     (4,255,000)
     Inventories                        1,324,000     (2,915,000)      (228,000)
     Prepaid expenses and other           386,000        (63,000)       410,000
     Accounts payable and
       accrued expenses                (1,130,000)    (1,407,000)     1,210,000
     Income taxes payable                 150,000     (1,760,000)     1,434,000
                                     ------------   ------------   -------------
       Net cash provided by
       operating activities             9,041,000      5,901,000      7,674,000
                                     ------------   ------------   -------------
Cash flows from investing activities:
   Purchases of property, equipment
     and improvements                  (1,325,000)    (1,348,000)    (1,047,000)
   Capitalized software
     development costs                 (1,654,000)      (819,000)      (168,000)
   Purchase of marketable securities       (5,000)   (17,988,000)   (23,007,000)
   Maturities of marketable securities 10,000,000     30,000,000      1,000,000
                                     ------------   ------------   -------------
       Net cash provided (used) by
       investing activities             7,016,000      9,845,000    (23,222,000)
                                     ------------   ------------   -------------
Cash flows from financing activities:
   Repayment of debt                                      (6,000)       (12,000)
   Exercise of stock options and warrants 541,000        480,000        543,000
   Purchase of treasury stock          (6,872,000)    (8,825,000)      (932,000)
                                     ------------   ------------   -------------
       Net cash used by financing
       activities                      (6,331,000)    (8,351,000)      (401,000)
                                     ------------   ------------   -------------
       Net increase (decrease) in cash
       and cash equivalents             9,726,000      7,395,000    (15,949,000)

Cash and cash equivalents at
beginning of year                      17,187,000      9,792,000     25,741,000
                                     ------------   ------------   -------------
Cash and cash equivalents at end
of year                              $ 26,913,000   $ 17,187,000   $  9,792,000
                                     ============   ============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                        $              $              $     15,000
Income taxes paid                    $  2,033,000   $  5,005,000   $  4,319,000

Non-cash financing activity:
   Exercise of stock options using 800,
   100 and 46,849 shares of common
   stock in 2001, 2000 and 1999,
   respectively                      $     10,000   $      4,000   $    718,000


   The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company designs, develops, manufactures and markets communications and networking products that enable the convergence of wireline, wireless and next-generation Internet Protocol networks.

Segment Data, Geographic Information and Significant Customers: The Company operates in one industry segment. Export sales to customers outside North America represent 27%, 30% and 16% of sales for the years ended December 31, 2001, 2000 and 1999, respectively. For 2001, 2000 and 1999, four customers accounted for approximately 30%, 32% and 43%, respectively, of sales, with no single customer representing greater than 9%, 12% and 23%, respectively, of sales.

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

Foreign Currency Translation: The Canadian dollar is the functional currency of the Company's Canadian subsidiary. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included as a separate component of stockholders'
equity. Translation adjustments are not tax-effected as they relate to investments considered permanent in nature. Foreign currency transaction gains and losses are included in the Consolidated Statements of Income.

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

Concentration of Credit Risk: Financial instruments, which potentially expose the Company to significant concentrations of credit risk, consist principally of bank deposits, marketable securities and accounts receivable. Marketable securities consist of high quality, short-term interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and the Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair values at December 31, 2001, as the maturity of these instruments are generally short term.

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

Property, Equipment and Improvements: Property, equipment and improvements are stated at cost. Depreciation of equipment and improvements is provided for using the straight-line method over the following estimated useful lives:

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

Advertising: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $249,000, $244,000 and $254,000 for 2001, 2000 and 1999,
respectively.

Software Development Costs: On a product-by-product basis, software development costs incurred subsequent to the establishment of technological feasibility and prior to general release of the product are capitalized and amortized commencing after general release over their estimated remaining economic life, generally three years, or using the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income available by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and warrants applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 864,000, 236,000 and 85,000 options for 2001, 2000 and 1999, respectively, since such options have an exercise price in excess of the average market price value of the Company's common stock.

Stock-Based Compensation: Stock-based compensation costs are deferred and recognized over the vesting period in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," based on the difference, if any, between the quoted market price of the stock on the grant date and the exercise price. Awards to non-employees are accounted for at fair value following SFAS 123. In early 1999, a compensation charge of $715,000 was recorded to operating expenses for the issuance of stock options granted to MicroLegend employees with an exercise price below the fair market value of its common stock.

Note B - Business Combination

On December 10, 1999, MicroLegend Telecom Systems, Inc. was merged with and into a subsidiary of the Company, and approximately 2,166,000 shares of the Company's common stock were issued in exchange for all of the outstanding common stock of MicroLegend. MicroLegend develops and markets Signaling System 7 (SS7)
telecommunications gateway products that provide signaling and control for wireless, voice-over-IP and other packet applications. The merger has been accounted for as a pooling of interests under APB Opinion No. 16, "Business Combinations." Accordingly, all prior period consolidated financial statements presented, preceding the merger, have been restated to include the combined results of operations, financial position and cash flows of MicroLegend as though it had always been a part of the Company.

The following information presents certain pro forma income statement data of the separate companies for the period preceding the merger:
                                               Nine months ended
                                                 September 30,
                                                    1999
                                                 -----------
                                                 (unaudited)
Revenue:
   Performance Technologies, Inc.                $28,060,000
   MicroLegend Telecom Systems, Inc.               3,539,000
                                                 -----------
                                                 $31,599,000
                                                 ===========
Net income (loss):
   Performance Technologies, Inc.                $ 5,665,000
   MicroLegend Telecom Systems, Inc.                (952,000)
                                                 -----------
                                                 $ 4,713,000
                                                 ===========

During the year ended December 31, 1999, the Company recorded a charge to operating expenses of approximately $1.7 million, or $.12 per common share, for costs pertaining to the merger transaction.

Note C - Accounts Receivable, net

Accounts receivable consisted of the following:           At December 31,
                                                       2001             2000
                                                   -----------      -----------
Accounts receivable                                $ 7,189,000      $ 7,579,000
Less:  allowance for doubtful accounts                (284,000)        (186,000)
                                                   -----------      -----------
      Net                                          $ 6,905,000      $ 7,393,000
                                                   ===========      ===========
Note D - Inventories, net

Inventories consisted of the following:                   At December 31,
                                                       2001             2000
                                                   -----------      -----------
Purchased parts and components                     $ 1,329,000      $ 2,656,000
Work in process                                      2,778,000        3,959,000
Finished goods                                         468,000          297,000
                                                   -----------      -----------
                                                     4,575,000        6,912,000
Less:  reserve for inventory obsolescence             (819,000)      (1,124,000)
                                                   -----------      -----------
      Net                                          $ 3,756,000      $ 5,788,000
                                                   ===========      ===========
Note E - Property, Equipment and Improvements, net

Property, equipment and improvements consisted
of the following:                                         At December 31,
                                                        2001             2000
                                                   -----------      -----------
Land                                               $   407,000      $
Engineering equipment and software                   3,876,000        3,504,000
Manufacturing equipment                              1,313,000        1,345,000
Furniture and equipment                              1,364,000        1,268,000
Leasehold improvements                                 166,000          143,000
                                                   -----------      -----------
                                                     7,126,000        6,260,000
Less:  accumulated depreciation and amortization    (4,661,000)      (4,141,000)
                                                   -----------      -----------
       Net                                         $ 2,465,000      $ 2,119,000
                                                   ===========      ===========
Total depreciation and amortization expense for equipment and improvements for 2001, 2000 and 1999 was $975,000, $894,000 and $775,000, respectively.

Note F - Accrued Expenses

Accrued expenses consisted of the following:              At December 31,
                                                        2001             2000
                                                   -----------      -----------
Accrued compensation                               $ 1,294,000      $ 1,143,000
Accrued professional services                          329,000          416,000
Deferred revenue                                       917,000          793,000
Other accrued expenses                                 506,000          894,000
                                                   -----------      -----------
      Total                                        $ 3,046,000      $ 3,246,000
                                                   ===========      ===========

Note G - Credit Agreements

At December 31, 2001, the Company had a revolving credit loan agreement with a bank under which it can borrow up to $5 million which expires in November 2002. Borrowings bear interest either at the bank's prime rate or the one-month LIBOR rate plus applicable basis points as outlined in the agreement. Borrowings are collateralized by trade accounts receivable, inventory, equipment, contract rights and intangibles. The agreement requires the Company to meet certain financial and non-financial covenants. The Company was in compliance with such covenants at December 31, 2001. There were no balances outstanding under this agreement at December 31, 2001 and 2000. The annual fee on the credit loan agreement is immaterial.

Note H - Commitments

The Company leases facilities and equipment under operating leases. The lease agreement for the current facility in Rochester, N.Y. expires in April 2002. During 2001, the Company entered into a lease agreement for its new Rochester, N.Y. corporate headquarters and manufacturing facility that is expected to begin in April 2002. Under the terms of the lease that expires in March 2012, the Company agrees to pay an annual rental of $740,000 in the first year, with predetermined adjustments for each year thereafter. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company has leased facilities in its other operating locations in North America that expire between 2002 through 2005.

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 2001 are as follows:
                                                          Operating Leases
                                                          ----------------
          2002                                              $  825,000
          2003                                                 888,000
          2004                                                 865,000
          2005                                                 771,000
          2006                                                 754,000
          Thereafter                                         4,059,000
                                                            ----------
Total minimum lease payments                                $8,162,000
                                                            ==========
Rental expense  amounted to $908,000,  $830,000 and $787,000 for 2001,  2000 and
1999, respectively.

Note I - Stockholders' Equity

On February 9, 2000, the stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized common shares, from 15 million shares to 50 million shares.

During 1999 pursuant to a stock repurchase program authorized by the Board of Directors in 1998, the Company repurchased 44,735 of its common shares at a total cost of $932,000 under this program. On December 10, 1999, the Company terminated this stock repurchase program. In connection with the business combination with MicroLegend Telecom Systems, Inc., the Company retired 185,174 shares of Treasury stock acquired at an average cost of $12.06 per share, or $2.2 million.

In August 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock and the Company repurchased 341,800 and 658,200 of its common shares in 2001 and 2000, respectively. The total cost of repurchasing such shares was $4,699,000 and $8,825,000 in 2001 and 2000, respectively. This program was completed in March 2001.

In March 2001, the Board of Directors authorized the repurchase of an additional five hundred thousand shares of the Company's common stock. During 2001, the Company repurchased a total of 205,534 shares at a total cost of $2,173,000 under this program.

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

Note J - Stock Option Plan

In 1986, the Company established the 1986 Incentive Stock Option Plan pursuant to which the Board of Directors reserved 2,700,000 shares of common stock for grant. On February 9, 2000, the stockholders approved an amendment to the Stock Option Plan to increase, by 500,000 shares, the number of authorized shares that may be issued pursuant to this Plan. On May 31, 2001, the stockholders approved the 2001 Incentive Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. The 2001 Incentive Stock Option Plan replaced the 1986 plan which expired on December 31, 2001. 276,000 options available for issuance under the 1986 plan were cancelled upon adoption of the 2001 plan. Options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire five or six years from the date of grant and generally vest over three, four or five years.

With respect to non-qualified options, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock. Tax benefits related to such non-qualified stock options are credited to additional paid-in capital.

The following table summarizes stock option activity under these plans:

                                                  Weighted-Average     Option
                                Number of Shares   Exercise Price    Price Range

Outstanding at January 1, 1999     1,009,607         $ 5.89       $1.01 - $ 9.75
Granted                              385,375         $13.60       $8.15 - $18.75
Exercised                           (253,164)        $ 4.91       $1.22 - $ 9.75
Expired                              (26,400)        $ 8.49       $1.22 - $ 9.17
                                   ----------
Outstanding at December 31, 1999   1,115,418         $ 8.72       $1.22 - $18.75
Granted                              526,375         $15.14       $9.00 - $28.75
Exercised                            (77,249)        $ 5.38       $1.22 - $ 9.75
Expired                              (64,013)        $14.09       $5.94 - $28.75
                                   ----------
Outstanding at December 31, 2000   1,500,531         $10.91       $4.44 - $28.75
Granted                              572,950         $13.85       $8.00 - $14.50
Exercised                            (65,650)        $ 7.36       $4.44 - $10.25
Expired                             (189,001)        $15.05       $6.17 - $28.75
                                   ----------
Outstanding at December 31, 2001   1,818,830         $11.54       $4.83 - $28.75
                                   ==========
At December 31, 2001, 929,086 options were exercisable and 1,427,800 options were available for future grant under the stock option plan. During 2001 and 2000, warrants for 56,250 shares for each year, issued at fair market value in 1995, were exercised at an exercise price of $1.22 per share. At December 31, 2001, there are no warrants outstanding.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the stock option plan been determined based on the fair value at the grant date for option awards consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts of $3,487,000, $4,570,000 and $4,765,000, respectively. Basic earnings per share would have been reduced to the pro forma amounts of $.28, $.35 and $.36, respectively. Diluted earnings per share would have been reduced to the pro forma amounts of $.27, $.33 and $.34, respectively. The assumption regarding the annual vesting of stock options was 25% for options granted in 2001 and 33% for options granted in 2000 and 1999, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: Dividend yield of 0%; expected volatility of 64%, 63% and 65%; risk-free interest rate of 4.7%, 6.2% and 5.4%; and expected lives of four years in 2001 and three years in 2000 and 1999, respectively.

Note K - Stockholder Rights Plan

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

Note L - Income Taxes

Pre-tax earnings and provision for income taxes consisted of the following for the years ended December 31, 2001, 2000 and 1999:
                                     2001              2000             1999
Pre-tax earnings:                -----------       -----------      -----------
   United States                 $ 6,265,000       $ 9,784,000      $12,065,000
   Outside United States           1,475,000         1,046,000         (440,000)
                                 -----------       -----------      -----------
   Total pre-tax earnings        $ 7,740,000       $10,830,000      $11,625,000
                                 ===========       ===========      ===========

The provisions for income taxes were as follows:
                                     2001              2000             1999
Current income tax expense:      -----------       -----------      -----------
   Federal                       $ 1,551,000       $ 2,874,000      $ 4,603,000
   State                             198,000           288,000          765,000
   Foreign                           401,000            99,000          610,000
                                 -----------       -----------      -----------
                                   2,150,000         3,261,000        5,978,000
Deferred provision (benefit)         404,000           519,000         (579,000)
                                 -----------       -----------      -----------
   Total provision               $ 2,554,000       $ 3,780,000      $ 5,399,000
                                 ===========       ===========      ===========

Reconciliation of the statutory U.S. federal income tax rate to effective rates were as follows:
                                              2001           2000          1999
                                              -----          -----         -----
Federal income tax at statutory rate          34.0%          34.0%         35.0%
State tax provision, net of federal benefit    1.7            1.8           4.2
Acquisition charges                                                         6.0
Other                                         (2.7)           (.9)          1.2
                                              -----          -----         -----
   Effective tax rate                         33.0%          34.9%         46.4%
                                              =====          =====         =====

The net deferred income tax balance consists of the following:
                                                       At December 31,
Deferred tax liabilities                             2001          2000
                                                -----------    -----------
Capitalized software development cost, net      $ (682,000)    $ (321,000)
Difference in tax basis of assets                  (22,000)       (84,000)
Investment tax credit                              (95,000)       (73,000)
                                                -----------    -----------
   Total deferred tax liabilities               $ (799,000)    $ (478,000)
                                                ===========    ===========
Deferred tax assets
Accrued vacation, payroll and other accrued
   expenses                                     $  111,000     $  108,000
Inventory obsolescence reserve and other
   inventory related items                         320,000        427,000
Bad debt reserve                                    87,000         55,000
Research tax credits                                16,000         17,000
Other                                               74,000         72,000
                                                -----------    -----------
   Total deferred tax assets                       608,000        679,000
                                                -----------    -----------
     Net deferred tax (liability) asset         $ (191,000)    $  201,000
                                                ===========    ===========
As of December 31, 2001, no deferred taxes have been provided on the undistributed earnings of its Canadian subsidiary, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

Note M - Research and Software Development Costs

The Corporation incurred research and software development costs relating to the development of new products as follows:

                                           2001          2000           1999
                                        ----------    ----------     ----------
Gross expenditures for engineering
   and software development             $9,595,000    $9,745,000     $8,074,000
Less:  amounts capitalized              (1,654,000)     (819,000)      (168,000)
                                        ----------    ----------     ----------
   Net charged to operating expenses    $7,941,000    $8,926,000     $7,906,000
                                        ==========    ==========     ==========
Software Development costs consisted
   of the following:
                                                   At December 31,
                                                2001             2000
                                             ----------       ----------
Capitalized software development costs       $5,202,000       $3,548,000
Less:  accumulated amortization              (3,254,000)      (2,696,000)
                                             ----------       ----------
   Net                                       $1,948,000       $  852,000
                                             ==========       ==========
Amortization of software development costs included in cost of goods sold was $558,000, $419,000 and $770,000 for 2001, 2000 and 1999, respectively.

Note N - Employee Benefit Plans

For its operations in the United States, the Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plan were $99,000, $133,000 and $116,000 for 2001, 2000 and 1999, respectively. In conjunction with its Flexible Benefits plan, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $119,000, $139,000 and $134,000 for 2001, 2000 and 1999, respectively.

For its operations in Canada, contributions were made to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan were $186,000, $190,000 and $34,000 for 2001, 2000 and 1999, respectively.

Note O - Litigation

Following the Company's announcement on May 19, 2000 regarding its preliminary results of operations for the second quarter, several class action lawsuits were filed against the Corporation, as well as several of its officers and directors, alleging violations of federal securities laws. The lawsuits were filed in United States District Court for the Western District of New York and request unspecified monetary damages. The Lead Counsel has been approved by the Court and an Amended Complaint, dated March 19, 2001, has been filed with the Court. On May 18, 2001, the Company filed a motion to dismiss the consolidated complaint. On June 25, 2001, the Plaintiffs filed a memorandum of law in opposition to the Company's motion to dismiss. On July 20, 2001, the Company filed a memorandum of law in further support of the Company's motion to dismiss the Plaintiffs' class action complaint.

Management believes that the claims contained in these actions described above are without merit and the Company intends to defend against the claims vigorously. In the opinion of management, resolution of this litigation is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of such resolution, an unfavorable resolution of this matter could materially affect the Company's future results of operations or cash flows in a particular period. No costs have been accrued for this possible loss contingency.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Note P - Transactions with Related Parties

The Company leases its primary facility in Rochester, New York from an entity controlled by two directors of the Company. During 2001, 2000 and 1999, the Company paid rent of $347,000, $335,000 and $323,000, respectively, for the use of this location. (Note H)

Note Q - Subsequent Event- Restructuring Plans

On January 15, 2002, the Company announced plans to improve its cost structure primarily through reductions in the Company's staff. This plan has been completed and resulted in a reduction in workforce of approximately 10%. During the first quarter of 2002, the Company will record a restructuring charge, primarily related to severance costs, of $163,000.

Note R - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.
                                                    2001
                                                 ----------
                                   (in thousands, except per share data)
                           Mar. 31        Jun. 30          Sept. 30      Dec. 31
                           -------        -------          -------       -------
Sales                      $ 9,700        $ 9,444          $ 9,871       $ 7,502
Gross profit                 5,891          5,833            6,493         4,973
Income from operations       1,364          1,638            2,456         1,311
Net income                   1,152          1,259            1,770         1,005

Basic earnings per share   $  0.09        $  0.10          $  0.14       $  0.08
                           =======        =======          =======       =======
Diluted earnings per share $  0.09        $  0.10          $  0.14       $  0.08
                           =======        =======          =======       =======

                                                    2000
                                                 ----------
                                   (in thousands, except per share data)
                           Mar. 31        Jun. 30          Sept. 30      Dec. 31
                           -------        -------          -------       -------
Sales                      $11,594        $ 8,089          $ 9,244       $10,036
Gross profit                 7,793          5,366            6,268         5,768
Income from operations       3,467          1,242            1,961         2,213
Net income                   2,436          1,119            1,521         1,974

Basic earnings per share   $  0.18        $  0.08          $  0.12       $  0.15
                           =======        =======          =======       =======
Diluted earnings per share $  0.17        $  0.08          $  0.11       $  0.15
                           =======        =======          =======       =======

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The information required by Part III and each of the following items is omitted from this Report and presented in the Company's definitive proxy statement to be filed, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on June 4, 2002, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant

The section entitled "Election of Directors" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 4, 2002, sets forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 4, 2002, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 4, 2002, set forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 4, 2002, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.
                                       40

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

(3)      Exhibits
Exhibit        Ref.
Number         Number      Description
3.1            (1)         Restated Certificate of Incorporation
3.2            (5)         Certificate of Amendment
3.3            (1)         Amended By-laws
4.1            (1)         Form of Common Stock Certificate
4.2            (1)         Amended and Restated 1986 Incentive Stock Option Plan
4.4            (6)         February 2000 Amendment to Amended and Restated 1986
                              Incentive Stock Option Plan
4.5            (7)         Rights Agreement
4.6            (9)         2001 Incentive Stock Option Plan
10             (1)         Material Contracts
10.1           (3)         Revolving Credit Agreement dated as of December 30,
                              1998 between the Registrant and The Chase
                              Manhattan Bank, N.A. - as amended
10.2           (3)         Revolving Credit Note in the amount of $5,000,000
                              dated December 30, 1998 given by the Registrant to The Chase Manhattan Bank, N.A.
10.3           (1)         Security Agreements granted by the Registrant to The
                              Chase Manhattan Bank, N.A. dated as of April 13, 1985, April 13, 1993 and as of June 17, 1993 and with respect to Performance Computer Corporation only, the Security Agreement dated as of June 17, 1993 granted to The Chase Manhattan Bank, N.A. by Performance Computer Corporation and certain other Affiliates of the Registrant (which other Affiliates have been released) and all amendments and modifications thereto
10.10          (1)(10)     Sublease Agreement between the Registrant and C & J
                              Enterprises dated as of September 1, 1990 - as amended
10.16          (1)         License Agreement between the Registrant and Spider
                              Systems Limited dated March 18, 1992
10.28          (1)         Adoption Agreement between the Registrant and
                              Principal Mutual Life Insurance Company dated September 20, 1993
10.29          (1)         The Principal Financial Group Prototype Basic Savings
                              Plan dated May 7, 1990
10.30          (1)         Form of Stock Option Agreement
10.31          (1)         Form of Warrant Agreement
10.32          (4)         Share Acquisition Agreement between Registrant and
                              MicroLegend Telecom Systems, Inc. as of December 2, 1999
10.33          (4)         Amendment to Share Acquisition Agreement between
                              Registrant and MicroLegend Telecom Systems, Inc. as of December 10, 1999
10.33a         (10)        Lease Agreement dated as of May 19, 2001 between the
                              Registrant and Christa PT, LLC
10.33b         (10)        First Amendment to Lease dated as of July 19, 2001
                              between the Registrant and Christa PT, LLC
10.33c         (10)        Second Amendment to Lease dated as of July 31, 2001
                              between the Registrant and Christa PT, LLC

21             (8)           Subsidiaries
23.1           (*)           PricewaterhouseCoopers Consent
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995.
(2) Incorporated by reference to the Registrant Statement on Form S-8 filed July 30, 1997.
(3) Incorporated by reference to the Annual Report on Form 10-K filed March 30,1999.
(4) Incorporated by reference to the Registrant Statement on Form S-3 filed January 28, 2000.
(5) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(6) Incorporated by reference to the Registrant Statement on Form S-8 filed June 21, 2000.
(7)  Incorporated  by reference to the  Registrant  Statement on Form 8-A filed  November 8, 2000.
(8) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2001.
(9)  Incorporated  by   reference  to the  Registration Statement  on  Form  DEF
     14A  filed  on  April  27,  2001.
(10) Incorporated by reference to the Registrant Statement on Form 10-Q filed on August 14, 2001.

(*)  Filed with this form 10-K

(4)  Reports on Form 8-K

         None
                                       42

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Performance Technologies, Incorporated

Date:  March 27, 2002                         By:/s/ Donald L. Turrell
                                                     -----------------
                                                     Donald L. Turrell
                                                     President and
                                                     Chief Executive Officer

                                              By:/s/ Dorrance W. Lamb
                                                     -----------------
                                                     Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                     Vice President of Finance


        Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

       Signature                   Title                               Date


/s/John M. Slusser        Chairman of the Board                   March 27, 2002
-----------------------
John M. Slusser           and Director

/s/Donald L. Turrell      President, Chief Executive              March 27, 2002
-----------------------
Donald L. Turrell         Officer and Director

/s/Dorrance W. Lamb       Chief Financial Officer, and            March 27, 2002
-----------------------
Dorrance W. Lamb          Vice President of Finance

/s/Bernard Kozel          Director                                March 27, 2002
-----------------------
Bernard Kozel

/s/Charles E. Maginness   Director                                March 27, 2002
-----------------------
Charles E. Maginness

/s/Stuart B. Meisenzahl   Director                                March 27, 2002
-----------------------
Stuart B. Meisenzahl

/s/John E. Mooney         Director                                March 27, 2002
-----------------------
John E. Mooney

/s/Paul L. Smith          Director                                March 27, 2002
-----------------------
Paul L. Smith

/s/Arlen Vanderwel        Director                                March 27, 2002
-----------------------
Arlen Vanderwel

                                                                   Exhibit 23.1

                       Consent of Independent Accountants

To the Board of Directors and Stockholders of Performance Technologies, Inc.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-94371) and S-8 (No. 333-24477) of Performance Technologies, Incorporated of our report dated February 5, 2002 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
March 27, 2002