Form 10-Q
period 2002-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2002-05-14
CIK 1003950

----------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarter Ended March 31, 2002
                                    OR
       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from    to
                      Commission File Number 0-27460



                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

              Delaware                                16-1158413
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation of organization)

  205 Indigo Creek Drive, Rochester, New York           14626
   (Address of principal executive offices)           (Zip Code)

                               -------------------

       Registrant's telephone number, including area code: (585) 256-0200

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

         The number of shares outstanding of the registrant's common stock was 12,239,228 as of April 30, 2002.
     ---------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2002
            (unaudited) and December 31, 2001                               3

            Consolidated Statements of Income For The Three Months
            Ended March 31, 2002 and 2001 (unaudited)                       4

            Consolidated Statements of Cash Flows For The Three
            Months Ended March 31, 2002 and 2001 (unaudited)                5

            Notes to Consolidated Financial Statements For The Three
            Months Ended March 31, 2002 (unaudited)                         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7


Item 3.   Quantitative and Qualitative Disclosures About Market Risk       12



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                     March 31,     December 31,
                                                       2002            2001
                                                   -------------  --------------
                                                    (unaudited)

Current assets:
  Cash and cash equivalents                         $26,972,000     $26,913,000
  Accounts receivable, net                            6,814,000       6,905,000
  Inventories, net                                    3,863,000       3,756,000
  Prepaid expenses and other                            324,000         359,000
  Deferred taxes                                        608,000         608,000
                                                   -------------  --------------
      Total current assets                           38,581,000      38,541,000

Property, equipment and improvements, net             2,419,000       2,465,000
Software development costs, net                       2,131,000       1,948,000
                                                   -------------  --------------
      Total assets                                  $43,131,000     $42,954,000
                                                   =============  ==============





                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                                  $   689,000     $   417,000
  Income taxes payable                                  433,000         350,000
  Accrued expenses                                    2,447,000       3,046,000
                                                   -------------  --------------
      Total current liabilities                       3,569,000       3,813,000

Deferred taxes                                          799,000         799,000
                                                   -------------  --------------
      Total liabilities                               4,368,000       4,612,000
                                                   -------------  --------------

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000
   shares authorized; none issued
  Common stock - $.01 par value; 50,000,000
   shares authorized; 13,260,038 shares issued          133,000         133,000
  Additional paid-in capital                         11,286,000      11,305,000
  Retained earnings                                  40,632,000      40,239,000
  Treasury stock - at cost; 1,020,810 and
   1,024,547 shares held at March 31, 2002 and
   December 31, 2001, respectively                  (13,233,000)    (13,284,000)
  Accumulated other comprehensive loss                  (55,000)        (51,000)
                                                   -------------  --------------
      Total stockholders' equity                     38,763,000      38,342,000
                                                   -------------  --------------
      Total liabilities and stockholders' equity    $43,131,000     $42,954,000
                                                   =============  ==============



The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       2002            2001
                                                   -------------  --------------

Sales                                                $6,407,000      $9,700,000
Cost of goods sold                                    2,652,000       3,809,000
                                                   -------------  --------------
Gross profit                                          3,755,000       5,891,000
                                                   -------------  --------------

Operating expenses:
  Selling and marketing                               1,063,000       1,510,000
  Research and development                            1,498,000       2,285,000
  General and administrative                            577,000         732,000
  Restructuring charge                                  163,000
                                                   -------------  --------------
      Total operating expenses                        3,301,000       4,527,000
                                                   -------------  --------------
Income from operations                                  454,000       1,364,000

Other income, net                                       116,000         355,000
                                                   -------------  --------------
Income before income taxes                              570,000       1,719,000

Provision for income taxes                              177,000         567,000
                                                   -------------  --------------
      Net income                                     $  393,000      $1,152,000
                                                   =============  ==============


Basic earnings per share                             $      .03      $      .09
                                                   =============  ==============

Diluted earnings per share                           $      .03      $      .09
                                                   =============  ==============



Weighted average number of common shares used
  in basic earnings per share                        12,238,095      12,474,014
Common equivalent shares                                313,542         452,832
                                                  --------------  --------------
Weighted average number of common shares used
  in diluted earnings per share                      12,551,637      12,926,846
                                                  ==============  ==============
















The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                       2002            2001
                                                   -------------   -------------

Cash flows from operating activities:
 Net income                                          $  393,000      $1,152,000

 Non-cash adjustments:
   Depreciation and amortization                        401,000         326,000
   Other                                                 12,000           6,000

 Changes in operating assets and liabilities:
   Accounts receivable                                   79,000         636,000
   Inventories                                         (107,000)         62,000
   Prepaid expenses and other                            35,000         373,000
   Accounts payable and accrued expenses               (327,000)       (869,000)
   Income taxes payable                                  83,000         477,000
                                                   -------------   -------------
     Net cash provided by operating activities          569,000       2,163,000
                                                   -------------   -------------

Cash flows from investing activities:
 Purchases of property, equipment and improvements     (190,000)       (587,000)
 Capitalized software development costs                (352,000)       (368,000)
 Purchase of marketable securities                                       (5,000)
 Maturities of marketable securities                                 10,000,000
                                                   -------------   -------------
     Net cash (used) provided by
       investing activities                            (542,000)      9,040,000
                                                   -------------   -------------

Cash flows from financing activities:
 Exercise of stock options and warrants                  32,000          76,000
 Purchase of treasury stock                                          (6,449,000)
                                                   -------------   -------------
     Net cash provided (used) by
       financing activities                              32,000      (6,373,000)
                                                   -------------   -------------

     Net increase in cash and cash equivalents           59,000       4,830,000

Cash and cash equivalents at beginning of period     26,913,000      17,187,000
                                                   -------------   -------------

Cash and cash equivalents at end of period          $26,972,000     $22,017,000
                                                   =============   =============















The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)



Note - A The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2001, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Note - B    During the three months ended March 31,  2002,  3,737 common  shares were issued upon the exercise of stock options.



Note - C Inventories consisted of the following at March 31, 2002 and December 31, 2001:
                                                     March 31,      December 31,
                                                       2002             2001
                                                   -------------   -------------
Purchased parts and components                       $1,248,000      $1,329,000
Work in process                                       2,811,000       2,778,000
Finished goods                                          704,000         468,000
                                                   -------------   -------------
                                                      4,763,000       4,575,000
Less: reserve for inventory obsolescence               (900,000)       (819,000)
                                                   -------------   -------------
   Net                                               $3,863,000      $3,756,000
                                                   =============   =============


Note - D On January 15, 2002, the Company announced plans to improve its cost structure primarily through reductions in the Company's staff. This plan has been completed and resulted in a reduction in workforce of approximately 10%. During the first quarter of 2002, the Company recorded a restructuring charge, primarily related to severance costs, of $163,000.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results of operations could differ materially from those discussed in the forward-looking statements.

Overview

Business Strategy: Performance Technologies, Incorporated (the "Company") is a supplier of innovative hardware and software products for a broad range of communications infrastructure including traditional data communications and wireline/wireless telecommunication systems. The Company's products fall into three distinct areas: SS7 signaling, IP Ethernet switch and network access. The Company's development efforts are directed at future growth opportunities that utilize the evolving IP (Internet Protocol) standards for communications and networking equipment. IP based communications and systems products are the foundation for next-generation telecommunications systems and services, as well as embedded systems for video, data communications and mass storage applications. Customers who use the Company's products and technologies include: telecommunications equipment manufacturers (TEMs), communications service providers/operators, international mobile/cellular wireless operators and embedded systems platform suppliers/integrators. The Company's products are based on open-architectures and are focused on high availability requirements.

Financial Information: Total revenue for the first quarter 2002 amounted to $6.4 million, compared to $9.7 million for the first quarter 2001. Net income for the first quarter 2002 amounted to $.4 million, or $.03 per share including expenses associated with a restructuring charge of $.2 million (pre-tax), or $.01 per share. Excluding the restructuring charge net income was $.5 million, or $.04 per share, based on 12.6 million fully diluted shares outstanding. Net income amounted to $1.2 million, or $.09 per share for the first quarter 2001, based on
12.9 million fully diluted shares outstanding.

At March 31, 2002, the Company had $27.0 million of cash and cash equivalents and no long-term debt. For the quarter ended March 31, 2002, the Company generated income from operations, excluding depreciation and amortization (EBITDA), of $.9 million, compared to $1.7 million for the same period in 2001.

During January 2002, the Company improved its cost structure by reducing annualized expenses by approximately $1.6 million due to the uncertainty of the current economic conditions and lack of visibility. These reductions were primarily personnel related and were initiated throughout the organization.

During the quarter, the Company continued to focus on "design win" efforts for its new products and believes that revenue generated from these design wins can be the defining criterion in providing increased stockholder value when business conditions improve. Management believes the most important measurement of progress in executing the Company's product and marketing strategies is when a prospective customer notifies the Company that its product has been selected to be integrated with their product. During the first quarter 2002, the Company realized seven new "design wins" for its IPnexusTM and SS7 signaling products, following thirty-five new "design wins" during 2001.

In addition, the Company continued its aggressive efforts to promote its innovative SEGwayTM Network products to achieve additional deployments. The SEGway Edge product offers wireless and wireline carriers the ability to reduce operating costs, enhance services and expand their network by utilizing lower cost IP networks for signaling. Introduced a year ago, shipments of the SEGway Edge product continued to rise and more trials began during the first quarter, particularly for European customers. Validation testing also began at a tier-one carrier in North America. Additionally, the first beta trials for the SEGway Link Concentrator began in early April and production release is scheduled for mid-year in anticipation of a successful beta period.

In March 2002, the Company continued to expand the breadth and capability of its embedded IPnexus switch products through the introduction of the industry's first and only Gigabit Ethernet switch capable of supporting the maximum bandwidth and slot density specified by the PCI Computer Manufacturers' Group
2.16 standard. Since the new PICMG 2.16 industry standard was ratified in September 2001, the Company has introduced the broadest array of Ethernet switch and network access products compliant with this standard, propelling it to a market leadership position. Management is optimistic that this leadership position will translate into noteworthy growth potential as economic conditions strengthen.

In early April 2002, the Company's Rochester operations relocated to a new, larger facility within ten miles of the previous location and new manufacturing equipment was added to accommodate several new products that require leading-edge manufacturing processes.

FAS 144 - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. On January 1, 2002 the Company adopted SFAS No. 144. Adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

Forward Looking Guidance for the Second Quarter 2002 (published April 24, 2002):

The following includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Performance Technologies provides products to communications and network equipment suppliers that are integrated into current and next-generation network infrastructure products. Design wins reach production volumes at varying rates, typically beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and general economic conditions can adversely affect a design win before production is reached or during deployment. Not all design wins can be expected to result in production orders. Furthermore, when economic conditions deteriorate, customers' visibility also deteriorates, causing delays in the placement of orders. This results in a substantial portion of the Company's revenue in each quarter being derived from orders placed within the quarter and often shipped in the final month of the quarter.

Performance Technologies continued to experience the effects of the difficult economic conditions and slowdown of capital spending in the communications market during the first quarter 2002. New project deployments and design activity were sluggish. In addition, production orders from a number of design wins were anticipated but were not received and a number of customers requested delays in shipments.

Based upon the current distribution of business, the current backlog and review of sales forecasts, management expects revenue in the second quarter of 2002 to be $6.5 million to $8.0 million. Gross margin is expected to be approximately 58% to 63% and diluted earnings per share for the second quarter is expected to be $.03 to $.07.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

                   Quarter Ended March 31, 2002, compared with
                        the Quarter Ended March 31, 2001

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated:

                                           Three Months Ended
                                                March 31,
                                           2002            2001
                                      -----------     -----------

Sales                                      100.0%          100.0%
Cost of goods sold                          41.4            39.3
                                      -----------     -----------
Gross profit                                58.6            60.7
                                      -----------     -----------

Operating expenses:
  Selling and marketing                     16.6            15.6
  Research and development                  23.4            23.6
  General and administrative                 9.0             7.5
  Restructuring charge                       2.5
                                      -----------     -----------
     Total operating expenses               51.5            46.7
                                      -----------     -----------
Income from operations                       7.1            14.0

Other income, net                            1.8             3.7
                                      -----------     -----------
Income before income taxes                   8.9            17.7

Provision for income taxes                  (2.8)           (5.8)
                                      -----------     -----------
     Net income                              6.1%          11.9%
                                      ===========     ===========


Sales. Total revenue for the first quarter 2002 was $6.4 million, compared to $9.7 million for the same quarter in 2001. For the periods indicated, the Company's products are grouped into three distinct categories in one market segment: Signaling and network access products, IP Switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the three months ending March 31, 2002 and 2001 as follows:

                                           Three Months Ended
                                                March 31,
                                           2002            2001
                                      -----------     -----------

Signaling and network access products         87%             83%
IP Switching products                          7%              4%
Other                                          6%             13%
                                      -----------     -----------
    Total                                    100%            100%
                                      ===========     ===========


Signaling and Network Access Products: During the past twelve months, the decline in capital expenditure investments by carriers has significantly reduced the Company's signaling and network access products revenue.

IP Switching Products: While still a modest percentage of the Company's revenue, switching product revenue increased by 36% to $.5 million in 2002, compared to the respective quarter in 2001. The recently ratified PICMG 2.16 embedded systems architecture is being adopted by a wide range of industries and revenue from switching products is expected to increase when customers move into production of their new platforms.

Other product revenue: This revenue is related to legacy products. Revenue from other products has declined significantly over the past twelve months. Many of these products are project oriented and shipments can fluctuate on a quarterly basis. Management expects revenue from these products to continue to decline over future periods as these technologies are replaced.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. In the first quarter, gross margin was 58.6% and 60.7% of sales in 2002 and 2001, respectively. During the first quarter 2002, the product mix and fixed overhead for manufacturing being spread over lower sales volumes impacted gross margin as a percentage of sales.

Total Operating Expenses. Total operating expenses were $3.3 million and $4.5 million in first quarter of 2002 and 2001, respectively. Early in the second quarter 2001, the Company tightened control over discretionary expenses. In January 2002, the Company took further actions to improve its cost structure primarily through reductions in the Company's staff.

Selling and marketing expenses were $1.1 million and $1.5 million in first quarter of 2002 and 2001, respectively. In the first quarter of 2001, the Company participated in a number of industry trade shows and conferences and broadly advertised its products. Early in the second quarter 2001, the Company tightened control over these expenses. In the first quarter of 2002, lower headcount resulted in reduced personnel expenses.

Research and development expenses were $1.5 million and $2.3 million in the first quarter of 2002 and 2001, respectively. During the first quarter of 2002, the Company focused its engineering efforts on the development of the IPnexus embedded switch products and the SEGway Link Concentrator. The reduction in expenses in the first quarter 2002, compared to 2001 is primarily attributable to lower headcount.

General and administrative expenses were $.6 million and $.7 million for the first quarter 2002 and 2001, respectively. The reduction in expenses in the first quarter 2002, compared to 2001 is primarily attributable to lower headcount.

Restructuring charges were $.2 million and zero for the first quarter 2002 and 2001, respectively. In January 2002, the Company improved its cost structure primarily through the reduction of the Company's staff resulting in a decline in its workforce of approximately 10%.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year.

Income taxes. The provision for income taxes for the first quarter of 2002 is based on the combined federal, state and foreign effective tax rate of 31%, compared to 33% for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's primary source of liquidity included cash and cash equivalents of $27.0 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of March 31, 2002. The Company had working capital of $35.0 million at March 31, 2002, compared to $34.7 million at December 31, 2001.

Cash provided by operating activities for the first quarter 2002 was $.6 million, compared to $2.2 million for the same period in 2001.

Capital equipment purchases amounted to $.2 million for the three months ended March 31, 2002, compared to $.6 million for the same period in 2001. Capitalization of certain software development costs amounted to $.4 million and $.4 million for the three months ended March 31, 2002 and 2001, respectively.

In August 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's Common Stock and the Company completed this repurchase program in March 2001. In March 2001, the Board of Directors authorized the repurchase of up to an additional 500,000 shares of the Company's Common Stock. Based on deteriorating economic conditions and an effort to preserve cash, the Company did not repurchase any shares during the first quarter of 2002, compared to 509,900 shares repurchased at a total cost of $6.4 million during the first quarter 2001.

Assuming there is no significant change in the Company's business, management believes that its current cash and cash equivalents together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. Furthermore, management is continuing its strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.


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

The  Company's  future  operating  results  are  subject  to  various  risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to the "design wins" referenced above, unreliability of customer forecasts, changes in the product or customer mix of sales, delays in new product development, delays or lack of availability of electronic components, customer acceptance of new products and customer delays in qualification of products. Furthermore, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and other reports as filed with the Securities and Exchange Commission.

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

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

No material changes have transpired since the Company's last filing relative to the class action lawsuits filed on May 19, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           None.

                  B.       Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended March 31, 2002.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PERFORMANCE TECHNOLOGIES, INCORPORATED





May 9, 2002                            By: /s/         Donald L. Turrell
                                          --------------------------------------
                                                       Donald L. Turrell
                                                         President and
                                                     Chief Executive Officer




May 9, 2002                            By: /s/         Dorrance W. Lamb
                                          --------------------------------------
                                                       Dorrance W. Lamb
                                                 Chief Financial Officer and
                                                    Vice President, Finance