Form 10-K/A
period 2001-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2002-05-20
CIK 1003950

---------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------

                                   FORM 10-K/A
(Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (No Fee Required)
                   For the Fiscal Year Ended December 31, 2001
                                       OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from          to
                         Commission File Number 0-27460

                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)
                               ------------------
           Delaware                                     16-1158413
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation of organization)


        315 Science Parkway, Rochester, New York           14620
        (Address of principal executive offices)         (Zip Code)
       Registrant's telephone number, including area code: (585) 256-0200
                             -----------------------


           Securities registered pursuant to section 12(b) of the Act:
                                      NONE
                             -----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate  market value of the voting stock held by  non-affiliates  of
the   registrant  as  of  the  close  of  business  on  February  28,  2002  was approximately $85,000,000.

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 12,239,000 as of February 28, 2002.

                       Documents Incorporated by Reference
     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 4, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

================================================================================

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K


PART I                                                                    Page
--------
ITEM 1     Business                                                          1
ITEM 2     Properties                                                       14
ITEM 3     Legal Proceedings                                                15
ITEM 4     Submission of Matters to a Vote of Security Holders              15


PART II
--------
ITEM 5     Market for the Registrant's Common Equity and                    15
              Related Stockholder Matters
ITEM 6     Selected Financial Data                                          16
ITEM 7     Management's Discussion and Analysis of Financial                17
              Condition and Results of Operations
ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk       25
ITEM 8     Financial Statements and Supplementary Data                      25
ITEM 9     Changes in and Disagreements with Accountants on                 39
              Accounting and Financial Disclosure


PART III
--------
ITEM 10    Directors and Executive Officers of the Registrant               39
ITEM 11    Executive Compensation                                           39
ITEM 12    Security Ownership of Certain Beneficial Owners                  40
              and Management
ITEM 13    Certain Relationships and Related Transactions                   40


PART IV
--------
ITEM 14    Exhibits, Financial Statement Schedules, Reports on Form 8-K     41

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