Form 10-Q
period 2002-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2002-08-09
CIK 1003950

----------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2002
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from   to
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


     The number of shares outstanding of the registrant's common stock was 12,280,853 as of July 31, 2002.
     ---------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
            December 31, 2001                                              3

           Consolidated Statements of Income For The Three and Six Months
           Ended June 30, 2002 and 2001 (unaudited)                        4

           Consolidated Statements of Cash Flows For The Six
           Months Ended June 30, 2002 and 2001 (unaudited)                 5

           Notes to Consolidated Financial Statements For The Six
           Months Ended June 30, 2002 (unaudited)                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             7


Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                             June 30,            December 31,
                                               2002                  2001
                                         ---------------      ------------------
                                           (unaudited)

Current assets:
  Cash and cash equivalents                $26,479,000             $26,913,000
  Marketable securities                      2,016,000
  Accounts receivable, net                   5,470,000               6,905,000
  Inventories, net                           4,180,000               3,756,000
  Prepaid expenses and other                   258,000                 359,000
  Deferred taxes                               620,000                 608,000
                                         ---------------      ------------------

       Total current assets                 39,023,000              38,541,000

Property, equipment and improvements, net    2,582,000               2,465,000
Software development costs, net              2,214,000               1,948,000
                                         ---------------      ------------------

       Total assets                        $43,819,000             $42,954,000
                                         ===============      ==================





                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                           $ 778,000              $  417,000
  Income taxes payable                         571,000                 350,000
  Accrued expenses                           2,199,000               3,046,000
                                         ---------------      ------------------

       Total current liabilities             3,548,000               3,813,000

Deferred taxes                                 886,000                799,000
                                         ---------------      ------------------

       Total liabilities                     4,434,000               4,612,000
                                         ---------------      ------------------

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000
  shares authorized; none issued
  Common stock - $.01 par value; 50,000,000
  shares authorized; 13,260,038 shares issued  133,000                 133,000
  Additional paid-in capital                10,934,000              11,305,000
  Retained earnings                         41,039,000              40,239,000
  Treasury stock - at cost; 979,185 and
  1,024,547 shares held at June 30, 2002
  and December 31, 2001, respectively      (12,663,000)            (13,284,000)
  Accumulated other comprehensive loss         (58,000)                (51,000)
                                         ---------------      ------------------
       Total stockholders' equity           39,385,000              38,342,000
                                         ---------------      ------------------

       Total liabilities and
       stockholders' equity                $43,819,000             $42,954,000
                                         ===============      ==================


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                  2002               2001               2002                2001
                                             ---------------    ----------------   ----------------    ---------------


Sales                                            $6,619,000          $9,444,000       $13,026,000        $19,144,000
Cost of goods sold                                2,676,000           3,611,000         5,328,000          7,420,000
                                             ---------------    ----------------   ----------------    ---------------

Gross profit                                      3,943,000           5,833,000         7,698,000         11,724,000
                                             ---------------    ----------------   ----------------    ---------------

Operating expenses:
  Selling and marketing                           1,210,000           1,388,000         2,273,000          2,898,000
  Research and development                        1,683,000           1,975,000         3,181,000          4,260,000
  General and administrative                        582,000             832,000         1,159,000          1,564,000
  Restructuring charge                                                                    163,000
                                             ---------------    ----------------   ----------------    ---------------
      Total operating expenses                    3,475,000           4,195,000         6,776,000          8,722,000
                                             ---------------    ----------------   ----------------    ---------------
Income from operations                              468,000           1,638,000           922,000          3,002,000

Other income, net                                   121,000             241,000           237,000            596,000
                                             ---------------    ----------------   ----------------    ---------------

Income before income taxes                          589,000           1,879,000         1,159,000          3,598,000

Provision for income taxes                          182,000             620,000           359,000          1,187,000
                                             ---------------    ----------------   ----------------    ---------------

      Net income                                 $  407,000          $1,259,000       $   800,000        $ 2,411,000
                                             ===============    ================   ================    ===============


Basic earnings per share                         $      .03          $      .10       $       .07        $       .20
                                             ===============    ================   ================    ===============

Diluted earnings per share                       $      .03          $      .10       $       .06        $       .19
                                             ===============    ================   ================    ===============



Weighted average number of
  common shares used in basic earnings
  per share                                      12,260,554          12,196,674        12,249,325         12,335,344
Common equivalent shares                            124,782             453,630           219,162            453,231
                                             ---------------    ----------------   ----------------    ---------------

Weighted average number of
  common shares used in diluted earnings
  per share                                      12,385,336          12,650,304        12,468,487         12,788,575
                                             ===============    ================   ================    ===============




     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                     2002                2001
                                                --------------    --------------

Cash flows from operating activities:
Net income                                        $  800,000       $ 2,411,000

Non-cash adjustments:
  Depreciation and amortization                      861,000           804,000
  Other                                              246,000           265,000

Changes in operating assets and liabilities:
  Accounts receivable                              1,261,000           (92,000)
  Inventories                                       (424,000)        1,264,000
  Prepaid expenses and other                         101,000           124,000
  Accounts payable and accrued expenses             (486,000)       (1,100,000)
  Income taxes payable                               221,000          (219,000)
                                                --------------    --------------

   Net cash provided by operating activities       2,580,000         3,457,000
                                                --------------    --------------

Cash flows from investing activities:
  Purchases of property, equipment and improvements (615,000)         (712,000)
  Capitalized software development costs            (633,000)         (832,000)
  Purchase of marketable securities               (2,016,000)           (5,000)
  Maturities of marketable securities                                10,000,000
                                                --------------    --------------

   Net cash (used) provided by investing
   activities                                     (3,264,000)        8,451,000
                                                --------------    --------------

Cash flows from financing activities:
  Exercise of stock options and warrants             250,000           318,000
  Purchase of treasury stock                                        (6,821,000)
                                                --------------    --------------
   Net cash provided (used) by financing activities  250,000        (6,503,000)
                                                --------------    --------------

   Net (decrease) increase in cash and
   cash equivalents                                 (434,000)        5,405,000

Cash and cash equivalents at beginning of period  26,913,000        17,187,000
                                                --------------    --------------

Cash and cash equivalents at end of period       $26,479,000       $22,592,000
                                                ==============    ==============




     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


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

Note - B    During the six months ended June 30, 2002, 45,362 common shares were issued upon the exercise of stock options.

Note - C    Inventories consisted of the following at June 30, 2002 and December
31, 2001:


                                                  June 30,         December 31,
                                                    2002               2001
                                                ------------        ------------

Purchased parts and components                  $1,394,000          $1,329,000
Work in process                                  3,038,000           2,778,000
Finished goods                                     652,000             468,000
                                                ------------        ------------
                                                 5,084,000           4,575,000
Less:  reserve for inventory obsolescence         (904,000)           (819,000)
                                                ------------        ------------
   Net                                          $4,180,000          $3,756,000
                                                ============        ============

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

Overview

Business Strategy: Performance Technologies, Incorporated (the "Company") is a global supplier of innovative embedded hardware and software systems products for a broad range of communications infrastructure including traditional data communications and wireline/wireless telecommunication systems. The Company's products fall into three distinct areas: SS7 signaling, IP Ethernet switch and network access. The Company's development efforts are directed at future growth opportunities that utilize the evolving IP (Internet Protocol) standards for communications and networking equipment. IP based communications and systems products are generally viewed in the industry as the foundation for next-generation telecommunications systems and services, as well as embedded systems for video, data communications and mass storage applications. Customers who use the Company's products and technologies include: telecommunications equipment manufacturers (TEMs), communications service providers/operators, international mobile/cellular wireless operators and embedded systems platform suppliers/integrators. The Company's products are based on open-architectures and are focused on high availability requirements.

Financial Information: Revenue in the second quarter 2002 was $6.6 million, compared to $9.4 million in the corresponding quarter a year earlier. Net income for the second quarter 2002 amounted to $.4 million, or $.03 per share, compared to $1.3 million, or $.10 per share for the second quarter 2001, based on 12.4 million and 12.7 million shares outstanding, respectively.

Revenue for the six months ended June 30, 2002 was $13.0 million, compared to $19.1 million in the corresponding period a year earlier. Net income for the first six months of 2002 amounted to $.8 million, or $.06 per share including expenses associated with a restructuring charge recorded in the first quarter amounting to $.2 million (pre-tax), or $.01 per share. Excluding the restructuring charge, net income for the six months amounted to $.9 million, or $.07 per share on 12.5 million shares outstanding. Net income amounted to $2.4 million, or $.19 per share for the comparable period in 2001, based on 12.8 million shares outstanding.

Cash, cash equivalents and marketable securities amounted to $28.5 million at June 30, 2002, compared to $26.9 million at the end of 2001 and no long-term debt existed at either date. For the first six months of 2002, the Company generated income from operations, excluding interest, taxes, depreciation and amortization (EBITDA), of $1.8 million, compared to $3.8 million for the same period in 2001.

During January 2002, the Company improved its cost structure by reducing annualized expenses by approximately $1.6 million due to the uncertainty of the economic conditions and lack of visibility for orders from its customers. These reductions were primarily personnel related and were initiated throughout the organization.

During April 2002, the Company's Rochester operations completed a smooth transition to a new, larger facility and new manufacturing equipment became operational to accommodate several new products that require leading-edge manufacturing processes. The incremental expense for the new facility is expected to be approximately $.1 million per quarter.

Following increased order momentum for the Company's products in general during the first quarter 2002, the Company experienced continuing momentum during the second quarter for its IPnexusTM switch products, which address broader markets than just telecommunications, but the order momentum for its other products was not sustained. The largest single customer during the second quarter represented 10% of revenue and the largest four customers represented 33% of the Company's revenue. Two of these four customers sell into non-telecommunications markets.

During the second quarter, the Company continued to focus on realizing "design wins" with its customers and prospective customers. A design win is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. During the second quarter 2002, the Company realized five new "design wins" for its products, following seven new "design wins" in the first quarter 2002 and thirty-five new "design wins" during 2001. Recently announced design wins include Siemens Carrier Networks LLC for an IPnexus network access product and NexusWareTM software for use in their softswitch platform; Optibase for an IPnexus embedded Ethernet switch for use in its video streaming platform; net.com for using an IPnexus network access product in its telephony platform; and Northrop Grumman Information Technology for a network access product for use within the National Weather Service's Advanced Weather Interactive Processing System. Management believes that as economic conditions improve, a greater number of customers will begin to move their new products into production thereby accelerating the pace of orders for the Company's products.

SEGwayTM SS7 link replacement products offer wireless and wireline carriers the ability to reduce operating costs, enhance services and expand their networks by utilizing lower cost IP networks for signaling. The SEGway Edge, introduced fifteen months ago, was the first product in this family. General release and initial shipments of the SEGway Link Concentrator began during the second quarter of 2002. In May, the Company announced the SEGway IP-STP, the third product in this family. This new product is a modular SS7 signaling router that enables carriers to reliably perform traditional STP functions over IP networks. This product is being deployed by one European customer and is generating interest from a number of prospective customers.

On August 5, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional one million shares of its common stock. Under this new program, shares may be repurchased through open market purchases over the next twelve months and may be used for the Company's stock option plan, ongoing acquisition initiatives and general corporate purposes.

The Company also disclosed that it is currently negotiating an acquisition that would expand its line of embedded system level products. The terms of the acquisition are being negotiated and the Company is still engaged in its due diligence review.

The Company further disclosed that it is completing details of a minority investment in an organization that provides custom embedded processor technology. The investment includes an option to purchase the organization within 24 months based on a performance related valuation model.

The two initiatives noted above, if successful, represent a total cost of less than $10 million dollars to the Company.

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

FAS 145 - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends FASB Statement No. 13, Accounting for Leases, as it relates to sale-leaseback transactions. This Statement also amends certain other existing authoritative pronouncements. On May 15, 2002 the Company adopted SFAS No. 145. Adoption of this statement did not have an impact on the results of operations or the financial position of the Company.


Forward Looking Guidance for the Third Quarter 2002 (published July 24, 2002):

The following includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Performance Technologies provides products to communications and network equipment suppliers that are integrated into current and next-generation network infrastructure products. Design wins are an important metric for management to judge the Company's success in its marketplace. Design wins reach production volumes at varying rates, typically beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and general economic conditions can adversely affect a design win before production is reached or during deployment. Not all design wins can be expected to result in production orders. Furthermore, when economic conditions deteriorate, customers' visibility also deteriorates, causing delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within the quarter and often shipped in the final month of the quarter.

Performance Technologies continued to experience the effects of the difficult economic conditions and slowdown of capital spending in the communications market during the second quarter 2002. New project deployments and design activity were sluggish and a number of customers requested cancellations or delays in shipments.

Based upon the current distribution of business, the current backlog, review of sales forecasts, possible postponement of product deliveries to a particular customer, and the general softness of European business during the summer months, management expects revenue in the third quarter 2002 to be $6.0 million to $7.5 million. Gross margin is expected to be approximately 57% to 62% and diluted earnings per share for the third quarter is expected to be $.02 to $.06.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

            Quarter and Six Months Ended June 30, 2002, Compared with
                 the Quarter and Six Months Ended June 30, 2001

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated:


                              Three Months Ended                       Six Months Ended
                                   June 30,                                June 30,
                             2002                2001               2002                2001
                          ----------         -----------        -----------         ------------
Sales                      100.0%              100.0%             100.0%               100.0%
Cost of goods sold          40.4                38.2               40.9                 38.8
                          ----------         -----------        -----------         ------------
Gross profit                59.6                61.8               59.1                 61.2
                          ----------         -----------        -----------         ------------
Operating expenses:
  Selling and marketing     18.3                14.7               17.4                 15.1
  Research and development  25.4                20.9               24.4                 22.2
  General and administrative 8.8                 8.8                8.9                  8.2
  Restructuring charge                                              1.3
                          ----------         -----------        -----------         ------------
   Total operating expenses 52.5                44.4               52.0                 45.5
                          ----------         -----------        -----------         ------------
Income from operations       7.1                17.4                7.1                 15.7

Other income, net            1.8                 2.5                1.8                  3.1
                          ----------         -----------        -----------         ------------
Income before income taxes   8.9                19.9                8.9                 18.8

Provision for income taxes  (2.8)               (6.6)              (2.8)                (6.2)
                          ----------         -----------        -----------         ------------
    Net income               6.1                13.3                6.1                 12.6
                          ==========         ===========        ===========         ============

Sales. Total revenue for the second quarter 2002 was $6.6 million, compared to $9.4 million for the same quarter in 2001. Revenue for the first six months of 2002 was $13.0 million, compared to $19.1 million for the same period in 2001. For the periods indicated, the Company's products are grouped into three distinct categories in one market segment: Signaling and network access products, IP Switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the three and six months ending June 30, 2002 and 2001:


                                          Three Months Ended                     Six Months Ended
                                                June 30,                              June 30,
                                         2002               2001               2002                2001
                                      ----------         ---------          ----------          -----------

Signaling and network access products     89%                87%                88%                 85%
IP Switching products                     10%                 5%                 9%                  4%
Other                                      1%                 8%                 3%                 11%
                                      ----------         ---------          ----------          -----------
   Total                                 100%               100%               100%                100%
                                      ==========         =========          ==========          ===========

Signaling and Network Access Products: During the past twelve months, the decline in capital expenditure investments by carriers has significantly reduced the Company's signaling and network access products revenue.

IP Switching Products: The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture, which was ratified in September 2001. While still a modest percentage of the Company's revenue, IP switch product revenue increased by 34% to $.6 million in the second quarter 2002, compared to the respective quarter in 2001. During the second quarter, the Company began shipping the production version of the CPC5400, an 8-port gigabit switch and pre-production units of the CPC6400, a 24 port gigabit switch. The Company also realized its first design win for the CPC5400 during the second quarter 2002.

Other product revenue: This revenue is related to legacy products. Customer demand for these products has declined significantly over the past twelve months as customers move to newer technology. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 59.6% of sales for the second quarter 2002, compared to 61.8% in the second quarter of 2001. Fixed expenses spread over lower sales volumes impacted gross margin as a percentage of sales during the second quarter 2002.

Selling and marketing expenses were $1.2 million and $1.4 million for the second quarter 2002 and 2001, respectively. For the six months, selling and marketing expenses were $2.3 million and $2.9 million in 2002 and 2001, respectively. The decrease in expense during 2002 is primarily the result of lower personnel and commission expenses, and reductions in advertising, travel and trade show participation. During the second quarter 2002, the Company increased its allowance for doubtful accounts by $.1 million to reserve a specific customer receivable.

Research and development expenses were $1.7 million and $2.0 million for the second quarter 2002 and 2001, respectively. During the second quarter 2002, the Company continued to focus engineering development efforts on new products for IP networks and signaling applications. New products introduced during the quarter include the SEGway IP-STP and the IPnexus Signaling Blade. For the six months, research and development expenses were $3.2 million and $4.3 million in 2002 and 2001, respectively. The reduction in expense is primarily attributable to lower headcount. In addition, the Company capitalizes certain software development costs which reduce the amount of software development charged to operating expense. During the second quarter, amounts capitalized were $.3 million and $.5 million for 2002 and 2001, respectively. During the six months, amounts capitalized were $.6 million and $.8 million for 2002 and 2001, respectively.

General and administrative expenses were $.6 million and $.8 million for the second quarter 2002 and 2001, respectively. For the first six months, general and administrative expenses were $1.2 million and $1.6 million in 2002 and 2001, respectively. This decrease in expense is the result of tightened control over general and administrative expenses and lower personnel related expenses.

Restructuring charges were $.2 million and zero for the first six months of 2002 and 2001, respectively. In January 2002, the Company improved its cost structure primarily through the reduction of the Company's staff resulting in a decrease in its workforce of approximately 10%.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year. Over the past twelve months, interest rates have declined and investment balances have increased.

Income taxes. The provision for income taxes for the second quarter and first six months of 2002 is based on the combined federal, state and foreign effective tax rate of 31%, compared to 33% for the comparable periods in 2001. Canadian tax incentives contributed to a lower effective tax rate in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's primary source of liquidity included cash and cash equivalents of $26.5 million, marketable securities of $2.0 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of June 30, 2002. The Company had working capital of $35.5 million at June 30, 2002, compared to $34.7 million at December 31, 2001.

Cash provided by operating activities for the first six months of 2002 was $2.6 million, compared to $3.5 million for the same period in 2001.

Capital equipment purchases amounted to $.6 million for the first six months of 2002, compared to $.7 million for the same period in 2001. Capitalization of certain software development costs amounted to $.6 million for the first six months of 2002, compared to $.8 million for the same period in 2001.

In August 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's Common Stock and the Company completed this repurchase program in March 2001. In March 2001, the Board of Directors authorized a one-year plan to repurchase up to an additional 500,000 shares of the Company's Common Stock under which the Company repurchased 206,000 shares. Based on deteriorating economic conditions and an effort to preserve cash, the Company did not repurchase any shares during the first six months of 2002, compared to 541,000 shares repurchased at a total cost of $6.8 million during the first six months of 2001. In August 2002, the Board of Directors authorized a plan to repurchase up to 1 million shares of the Company's Common Stock.

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, an unfavorable determination in the outstanding class action litigation could have a material adverse effect on the Company's working capital. Furthermore, management is continuing its strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders was held June 4, 2002. The Directors elected at the meeting were as follows:
                                   Votes Cast
Nominees                                           For                 Withheld

Bernard Kozel                                    11,089,508             110,184
Charles E. Maginness                             11,089,508             110,184
Arlen Vanderwel                                  11,089,508             110,184

John M. Slusser, Stuart B. Meisenzahl,  John E. Mooney, Paul L. Smith and Donald
L. Turrell continue as Directors until the next Annual Meeting, or such times as their respective terms expire.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002. 11,106,908 shares of common stock were voted in favor of the proposal, 85,609 voted against the proposal, and 7,175 shares of common stock abstained.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

99.1     Chief Executive Officer Certification
99.2     Chief Financial Officer Certification

                  B.       Reports on Form 8-K

There were no reports filed on Form 8-K during the three month period ended June 30, 2002.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PERFORMANCE TECHNOLOGIES, INCORPORATED





August 8, 2002                   By: /s/               Donald L. Turrell
                                 -----------------------------------------------
                                                       Donald L. Turrell
                                                         President and
                                                    Chief Executive Officer




August 8, 2002                   By: /s/               Dorrance W. Lamb
                                 -----------------------------------------------
                                                       Dorrance W. Lamb
                                                   Chief Financial Officer and
                                                     Vice President, Finance

                                                                 Exhibit 99.1





          Form of Certification Pursuant to Section 1350 of Chapter 63

                      Of Title 18 of the United States Code



     I, Donald L. Turrell, the Chief Executive Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-Q for the quarter ended June 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

                                              By:s/s   Donald L. Turrell
                                                       -----------------------
                                                       Donald L. Turrell
                                                       Chief Executive Officer

                                                          August 8, 2002

                                                                 Exhibit 99.2





          Form of Certification Pursuant to Section 1350 of Chapter 63

                      Of Title 18 of the United States Code



     I, Dorrance W. Lamb, the Chief Financial Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-Q for the quarter ended June 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

                                              By:s/s   Dorrance W. Lamb
                                                       ----------------------
                                                       Dorrance W. Lamb
                                                       Chief Financial Officer

                                                         August 8, 2002