Form 10-Q
period 2002-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2002-11-05
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2002
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from  to

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


     The number of shares outstanding of the registrant's common stock was 12,277,453 as of October 31, 2002.
     ---------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of September 30, 2002 (unaudited)
           and December 31, 2001                                              3

           Consolidated Statements of Income For The Three and Nine Months
           Ended September 30, 2002 and 2001 (unaudited)                      4

           Consolidated Statements of Cash Flows For The Nine
           Months Ended September 30, 2002 and 2001 (unaudited)               5

           Notes to Consolidated Financial Statements For The Nine
           Months Ended September 30, 2002 (unaudited)                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             13



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

Certifications                                                               16

                         PART I. FINANCIAL INFORMATION


ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                               September 30,       December 31,
                                                   2002                2001
                                             -----------------  ----------------
                                               (unaudited)

Current assets:
  Cash and cash equivalents                   $25,791,000           $26,913,000
  Marketable securities                         2,011,000
  Accounts receivable, net                      2,532,000             6,905,000
  Inventories, net                              3,892,000             3,756,000
  Prepaid expenses and other                      371,000               359,000
  Deferred taxes                                  626,000               608,000
                                             -----------------  ----------------

       Total current assets                    35,223,000            38,541,000

Property, equipment and improvements, net       2,346,000             2,465,000
Software development costs, net                 2,028,000             1,948,000
Note receivable from unconsolidated company     1,000,000
Investment in unconsolidated company            1,488,000
                                             -----------------  ----------------

       Total assets                           $42,085,000           $42,954,000
                                             =================  ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                            $   557,000           $   417,000
  Income taxes payable                            108,000               350,000
  Accrued expenses                              2,406,000             3,046,000
                                             -----------------  ----------------

       Total current liabilities                3,071,000             3,813,000

Deferred taxes                                    826,000               799,000
                                             -----------------  ----------------
       Total liabilities                        3,897,000             4,612,000
                                             -----------------  ----------------


Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000
    shares authorized; none issued
  Common stock - $.01 par value; 50,000,000
    shares authorized; 13,260,038 shares issued   133,000               133,000
  Additional paid-in capital                   10,934,000            11,305,000
  Retained earnings                            39,848,000            40,239,000
  Treasury stock - at cost; 979,185 and
    1,024,547 shares held at September 30, 2002
    and December 31, 2001, respectively       (12,663,000)          (13,284,000)
  Accumulated other comprehensive loss            (64,000)              (51,000)
                                             -----------------  ----------------
       Total stockholders' equity              38,188,000            38,342,000
                                             -----------------  ----------------

       Total liabilities and stockholders'
         equity                               $42,085,000           $42,954,000
                                             =================  ================


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                                  2002               2001               2002                2001
                                             ---------------    ----------------   ----------------    ---------------


Sales                                           $ 3,955,000        $  9,871,000        $16,981,000        $29,015,000
Cost of goods sold                                2,216,000           3,378,000          7,544,000         10,798,000
                                             ---------------    ----------------   ----------------    ---------------
Gross profit                                      1,739,000           6,493,000          9,437,000         18,217,000
                                             ---------------    ----------------   ----------------    ---------------

Operating expenses:
  Selling and marketing                             855,000           1,357,000          3,128,000          4,255,000
  Research and development                        1,576,000           1,897,000          4,757,000          6,157,000
  General and administrative                        558,000             783,000          1,717,000          2,347,000
  Restructuring charges                             410,000                                573,000
  Class action legal settlement                     143,000                                143,000
                                             ----------------   ----------------   ----------------    ---------------
      Total operating expenses                    3,542,000           4,037,000         10,318,000         12,759,000
                                             ----------------   ----------------   ----------------    ---------------

Income (loss) from operations                    (1,803,000)          2,456,000           (881,000)         5,458,000

Other income, net                                    95,000             187,000            332,000            783,000
                                             ---------------    ----------------   ----------------    ---------------
Income (loss) before income taxes
   and minority interest                         (1,708,000)          2,643,000           (549,000)         6,241,000

Provision for income taxes                         (529,000)            873,000           (170,000)         2,060,000
                                             ---------------    ----------------   ----------------    ---------------
Income (loss) before minority
   interest                                      (1,179,000)          1,770,000           (379,000)         4,181,000

Minority interest                                   (12,000)                               (12,000)
                                             ---------------    ----------------   ----------------    ---------------

      Net income (loss)                         $(1,191,000)       $  1,770,000        $  (391,000)       $ 4,181,000
                                             ================   ================   ================    ===============



Basic earnings (loss) per share                 $      (.10)       $        .14        $      (.03)       $       .34
                                             ===============    ================   ================    ===============

Diluted earnings (loss) per share               $      (.10)       $        .14        $      (.03)       $       .33
                                             ===============    ================   ================    ===============



Weighted average number of
  common shares used in basic earnings
  per share                                      12,280,853          12,225,890         12,259,834         12,298,859
Common equivalent shares                                                439,121                               448,528
                                             ---------------    ----------------   ----------------    ---------------

Weighted average number of
  common shares used in diluted earnings
  per share                                      12,280,853          12,665,011         12,259,834         12,747,387
                                             ================   ================   ================    ===============




     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      2002              2001
                                                --------------    --------------

Cash flows from operating activities:
 Net income (loss)                               $ (391,000)        $ 4,181,000

Non-cash adjustments:
    Depreciation and amortization                 1,592,000           1,187,000
    Minority interest                                12,000
    Other                                           250,000             417,000

Changes in operating assets and liabilities:
    Accounts receivable                           4,185,000            (102,000)
    Inventories                                    (136,000)          1,746,000
    Prepaid expenses and other                      (13,000)            315,000
    Accounts payable and accrued expenses          (503,000)         (1,203,000)
    Income taxes payable                           (243,000)           (219,000)
                                                --------------    --------------
      Net cash provided by operating activities   4,753,000           6,322,000
                                                --------------    --------------
Cash flows from investing activities:
 Purchases of property, equipment and improvements (665,000)         (1,139,000)
 Capitalized software development costs            (949,000)         (1,278,000)
 Purchase of marketable securities               (2,011,000)             (5,000)
 Maturities of marketable securities                                 10,000,000
 Note receivable from unconsolidated company     (1,000,000)
 Investment in unconsolidated company            (1,500,000)
                                                --------------    --------------
      Net cash (used) provided by investing
        activities                               (6,125,000)          7,578,000
                                                --------------    --------------

Cash flows from financing activities:
 Exercise of stock options and warrants             250,000             511,000
 Purchase of treasury stock                                          (6,821,000)
                                                --------------    --------------
      Net cash provided (used) by financing
        activities                                  250,000          (6,310,000)
                                                --------------    --------------

      Net (decrease) increase in cash and
        cash equivalents                         (1,122,000)          7,590,000

Cash and cash equivalents at beginning of period 26,913,000          17,187,000
                                                --------------    --------------

Cash and cash equivalents at end of period      $25,791,000         $24,777,000
                                                ==============    ==============




     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)


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

Note - B During the nine months ended September 30, 2002, 45,362 common shares were issued upon the exercise of stock options.

Note - C Inventories consisted of the following at September 30, 2002 and December 31, 2001:
                                                September 30,       December 31,
                                                    2002                2001
                                                ------------        ------------

Purchased parts and components                  $1,494,000           $1,329,000
Work in process                                  2,571,000            2,778,000
Finished goods                                     791,000              468,000
                                                ------------        ------------
                                                 4,856,000            4,575,000
Less:  reserve for inventory obsolescence         (964,000)            (819,000)
                                                ------------        ------------
   Net                                          $3,892,000           $3,756,000
                                                ============        ============

Note - D On  September  19,  2002, the Company completed an agreement to  invest
$1.5 million in Momentum Computer, Inc., a developer of specialized single board computer solutions for the data communications, telecom, military, and aerospace markets. Based on the terms of the agreement, the Company owns a minority interest in Momentum Computer, Inc. and loaned Momentum Computer, Inc. $1.0 million to be used for working capital. The Company has the option to acquire the remaining ownership of Momentum Computer, Inc. during a future specified period.

Note - E In September 2002, the Company improved its cost structure primarily through reductions in the Company's staff and by consolidating the engineering operations from its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Systems Group. This plan has been completed and resulted in a reduction in workforce of approximately 7%. During the third quarter of 2002, the Company recorded a restructuring charge amounting to $410,000.

Note - F In September 2002, the Company signed a Memorandum of Understanding for settlement of the class action litigation filed against the Company and certain of its directors and officers in May 2000. During the third quarter of 2002, the Company recorded a charge amounting to $143,000 for the class action settlement cost.

Note - G On October 2, 2002, subsequent to the end of the third quarter 2002, the Company acquired a portion of Intel Corporation's Embedded Communications Platform Division. The acquisition was completed pursuant to the Stock Purchase Agreement, dated September 12, 2002, between Intel Corporation and the Company to acquire all the issued and outstanding shares of Ziatech Corporation which is located in San Luis Obispo, California and which was a wholly owned subsidiary of Intel Corporation. The stock purchase was completed at a cash purchase price of $2,967,000. In connection with the stock purchase agreement, the Company entered into certain arrangements respecting inventory and the cross licensing of intellectual property with Intel. Following the completion of the acquisition, Ziatech Corporation became a wholly owned subsidiary of Performance Technologies and changed its name to PTI California Corporation.

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

Overview

Business Strategy: Performance Technologies, Incorporated (the "Company") is a global supplier of innovative communications, SS7 signaling and networking equipment. The Company's products fall into three distinct areas: network access, SS7 signaling, and IP Ethernet switches. The Company's development efforts are directed at future growth opportunities that utilize the evolving IP (Internet Protocol) standard. IP based communications and systems products are generally viewed in the industry as the foundation for data communications, next-generation telecommunications systems and services, as well as embedded systems for video and mass storage applications. Customer applications utilizing the Company's products and technologies include: embedded systems platforms for a broad range of industries, data communications and telecommunications. The Company's products are based on open architectures and are focused on reliability and high availability requirements.

Traditionally, the Company has focused on providing "Best-of-Breed" products that are integrated into embedded systems. The Company's development of the PICMG 2.16 embedded systems standard and the success of the Company's IPnexusTM switch product family over the past two years led management to seek expansion of its product lines to include more components typically found in embedded systems. During the quarter, the Company initiated a number of definitive actions toward building this expanded capability, as discussed below.

In early October 2002, the Company completed the purchase of a portion of Intel Corporation's Communications Platform Division (formerly Ziatech Corporation) located in San Luis Obispo, California for $3.0 million in cash. The Ziatech line of single board computer processor modules and system platforms are expected to be important elements in enabling Performance Technologies to become a leading supplier of CompactPCI and PICMG 2.16 platforms. In addition, this acquisition is expected to provide synergistic opportunities for revenue growth for the Company's access, signaling and switching products.

In September 2002, the Company completed an investment in Momentum Computer, Inc., a developer of specialized single board computer solutions located in Carlsbad, California. Based on the terms of the agreement, Performance Technologies invested $1.5 million for a minority interest in Momentum Computer and loaned an additional $1 million to be used for working capital. In the near term, the relationship with Momentum is expected to provide additional opportunities for the Company's products. Within twenty-four months, the Company will have the option to acquire 100% ownership of Momentum Computer, based on a valuation tied to growth and profitability metrics.

Financial Information. Revenue in the third quarter 2002 was $4.0 million, compared to $9.9 million in the corresponding quarter a year earlier. Net loss for the third quarter 2002 amounted to $1.2 million, or $(.10) per share including expenses associated with restructuring and class action settlement costs. The continuing decline in capital spending in the Company's target markets resulted in lower than anticipated Company revenue and prompted management to take action in September 2002 to improve its cost structure by reducing staffing and consolidating the engineering and product support functions performed in the Raleigh, North Carolina office into the Ottawa, Canada Signaling Systems Group. During the third quarter, the Company also signed a Memorandum of Understanding for settlement of the class action litigation outstanding since May 2000. A restructuring charge amounting to $.4 million (pre-tax), or $.02 per share and the class action settlement cost amounting to $.1 million (pre-tax), or $.01 per share were recorded in the third quarter 2002. Excluding the restructuring and class action settlement charges, net loss for the third quarter 2002 was $.8 million, or $(.07) per share, based on 12.3 million shares outstanding. Net income amounted to $1.8 million, or $.14 per share for the third quarter 2001, based on 12.7 million shares outstanding.

Revenue for the nine months ended September 30, 2002 was $17.0 million, compared to $29.0 million in the corresponding period a year earlier. Net loss for the first nine months 2002 amounted to $0.4 million, or $(.03) per share including expenses associated with restructuring and class action settlement costs. For the first nine months 2002, restructuring charges amounting to $.6 million (pre-tax), or $.03 per share and the class action settlement cost amounting to $.1 million (pre-tax), or $.01 per share were recorded. Excluding the restructuring and class action settlement charges, net income for the first nine months 2002 amounted to $0.1 million, or $.01 per share on 12.4 million shares outstanding. Net income amounted to $4.2 million, or $.33 per share for the comparable period in 2001, based on 12.7 million shares outstanding.

Cash, cash equivalents and marketable securities amounted to $27.8 million at September 30, 2002, compared to $26.9 million at the end of 2001 and no long-term debt existed at either date. For the first nine months of 2002, the Company generated net cash from operating activities of $4.8 million, compared to $6.3 million for the same period in 2001.

The continuing decline in capital spending in the communications and telecommunications markets dramatically impacted access and signaling product revenue in the third quarter. Notwithstanding these spending reductions, the Company continued to experience follow-through of orders for its IPnexus switch products that address a broader range of markets. Management continues to believe the Company's products are well positioned when economic conditions improve.

FAS 144 - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. On January 1, 2002, the Company adopted SFAS No. 144. Adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

FAS 146 - In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. On July 1, 2002 the Company adopted SFAS No. 146. Adoption of this statement did not have a material impact on the results of operations or the financial position of the Company.

Forward  Looking  Guidance for the Fourth  Quarter 2002  (published  October 24,
2002):

The following includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company`s communications, signaling and networking products are integrated into current and next-generation embedded systems infrastructure. A "design win" is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Traditionally, design wins have been an important metric for management to judge the Company's product acceptance in its marketplace and typically design wins reach production volumes at varying rates, generally beginning twelve-to-eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. While management still believes that design wins are an important metric in evaluating the market acceptance of the Company's products, unfortunately in the current economic climate, fewer customers are doing new design activity and a lesser number of these design wins are moving into production than in the past. In addition, during difficult economic periods, customer's visibility deteriorates causing delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within the quarter and shipped in the final weeks of the quarter.

The continuing decline in capital spending in the Company's target markets resulted in lower than anticipated Company revenue and prompted management to take action in September 2002 to improve its cost structure. Beginning in the forth quarter, management expects the Company would be profitable with projected annual revenue of approximately $24 million (excluding the acquisition of the Ziatech Corporation). Furthermore, new project deployments and design activity were sluggish during the third quarter. The Company realized six new design wins for its IPnexus products during the third quarter, following twelve new design wins for the first six months of 2002 and thirty-five new design wins during 2001.

In early October 2002, the Company completed the purchase of a portion of Intel Corporation's Communications Platform Division (formerly Ziatech Corporation). Management expects this new operation would be profitable for 2003 at $20 million in revenue.

The Company's revenue during the fourth quarter will include its new Computing Products Group (formerly Ziatech Corporation). Based upon the current distribution of business, the current backlog and review of sales forecasts, management expects revenue during the forth quarter, including the newly acquired operations, to be $9.0 million to $10.0 million. Gross margin is expected to be approximately 50% to 52% and diluted earnings per share for the fourth quarter is expected to be $.00 to $.04.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

         Quarter and Nine Months Ended September 30, 2002, Compared with the Quarter and Nine Months Ended September 30, 2001

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated:


                                                  Three Months Ended                      Nine Months Ended
                                                    September 30,                           September 30,
                                                2002                2001               2002                2001
                                             ----------         -----------        -----------         ------------

Sales                                           100.0%              100.0%             100.0%               100.0%
Cost of goods sold                               56.0                34.2               44.4                 37.2
                                             ----------         -----------        -----------         ------------
Gross profit                                     44.0                65.8               55.6                 62.8
                                             ----------         -----------        -----------         ------------
Operating expenses:
  Selling and marketing                          21.6                13.8               18.5                 14.7
  Research and development                       39.9                19.2               28.0                 21.2
  General and administrative                     14.1                 7.9               10.1                  8.1
  Restructuring charges                          10.4                                    3.4
  Class action legal settlement                   3.6                                     .8
                                             ----------         -----------        -----------         ------------
        Total operating expenses                 89.6                40.9               60.8                 44.0
                                             ----------         -----------        -----------         ------------
Income (loss) from operations                   (45.6)               24.9               (5.2)                18.8

Other income, net                                 2.4                 1.9                2.0                  2.7
                                             ----------         -----------        -----------         ------------
Income (loss) before income taxes
   and minority interest                        (43.2)               26.8               (3.2)                21.5

Provision for income taxes                       13.4                (8.9)               1.0                 (7.1)

                                             ----------         -----------        -----------         ------------
Income (loss) before minority
   interest                                     (29.8)               17.9               (2.2)                14.4

Minority interest                                (0.3)                                  (0.1)
                                             ----------         -----------        -----------         ------------
         Net income (loss)                      (30.1)               17.9               (2.3)                14.4
                                             ==========         ===========        ===========         ============

Sales. Total revenue for the third quarter 2002 was $4.0 million, compared to $9.9 million for the same quarter in 2001. Revenue for the first nine months of 2002 was $17.0 million, compared to $29.0 million for the same period in 2001. For the periods indicated, the Company's products are grouped into three distinct categories in one market segment: Signaling and network access products, IP Switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the three and nine months ending September 30, 2002 and 2001:

                                                       Three Months Ended                    Nine Months Ended
                                                           September 30,                       September 30,
                                                       2002              2001               2002               2001
                                                   ----------        ---------          ----------        -----------

Signaling and network access products                    80%              90%                 86%                87%
IP Switching products                                    17%               4%                 11%                 4%
Other                                                     3%               6%                  3%                 9%
                                                   ----------        ---------          ----------        -----------
   Total                                                100%             100%                100%               100%
                                                   ==========        =========          ==========        ===========

Signaling and Network Access Products: During the past twelve months, the decline in capital expenditure investments in the Company's target markets has significantly reduced signaling and network access product revenue.

IP Switching Products: The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture, which was ratified in September 2001. While still a modest percentage of the Company's revenue, IP switch product revenue increased by 59% to $.7 million in the third quarter 2002, compared to the respective quarter in 2001. During the third quarter, the Company realized its first design win for the CPC6400, a 24 port gigabit switch.

Other product revenue: This revenue is related to legacy products. Customer demand for these products has declined significantly over the past twelve months as customers move to newer technology. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 44.0% of sales for the third quarter 2002, compared to 65.8% in the third quarter of 2001. Fixed expenses such as certain manufacturing labor and overhead costs, technical support costs, and software amortization spread over lower sales volumes impacted gross margin as a percentage of sales during the third quarter 2002. The decrease in gross margin in the third quarter 2002 is also attributable to the write off of certain software capitalization projects of $.3 million and an increase in the inventory obsolescence reserve of $.1 million.

Selling and marketing expenses were $.9 million and $1.4 million for the third quarter 2002 and 2001, respectively. For the nine months, selling and marketing expenses were $3.1 million and $4.3 million in 2002 and 2001, respectively. The decrease in expense during 2002 is primarily the result of lower personnel and commission expenses, and reductions in advertising, travel and trade show participation. During the second quarter 2002, the Company increased its allowance for doubtful accounts by $.1 million to reserve a specific customer receivable.

Research and development expenses were $1.6 million and $1.9 million for the third quarter 2002 and 2001, respectively. For the nine months, research and development expenses were $4.8 million and $6.2 million in 2002 and 2001, respectively. This decrease in expense is primarily attributable to lower engineering staff levels. Despite these reductions, management continues to commit significant resources to the development of new products. In addition the Company capitalizes certain software development costs, which reduce the amount of software development charged to operating expense. During the third quarter, amounts capitalized were $.3 million and $.4 million for 2002 and 2001, respectively. During the nine months, amounts capitalized were $.9 million and $1.3 million for 2002 and 2001, respectively.

General and administrative expenses were $.6 million and $.8 million for the third quarter 2002 and 2001, respectively. For the first nine months, general and administrative expenses were $1.7 million and $2.3 million in 2002 and 2001, respectively. This decrease in expense is the result of tightened control over general and administrative expenses and lower personnel related expenses.

Restructuring charges were $.4 million and zero for the third quarter 2002 and 2001, respectively. For the first nine months, restructuring charges were $.6 million and zero in 2002 and 2001, respectively. In September 2002, the Company reduced staffing levels by approximately 7% primarily in signaling engineering and marketing, and closed the Raleigh, North Carolina engineering facility. In January 2002, the Company reduced staffing levels by approximately 10% throughout the organization.

Class action legal settlement charges were $.1 million for the third quarter 2002. In September 2002, the Company signed a Memorandum of Understanding for settlement of the class action litigation outstanding since May 2000.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year. Over the past twelve months, interest rates have declined and investment balances have increased.

Income taxes. The provision for income taxes for the third quarter and first nine months of 2002 is based on the combined federal, state and foreign effective tax rate of 31%, compared to 33% for the comparable periods in 2001. Canadian tax incentives contributed to a lower effective tax rate in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's primary source of liquidity included cash and cash equivalents of $25.8 million, marketable securities of $2.0 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of September 30, 2002. The Company had working capital of $32.2 million at September 30, 2002, compared to $34.7 million at December 31, 2001.

Cash provided by operating activities for the first nine months of 2002 was $4.8 million, compared to $6.3 million for the same period in 2001.

In September 2002, the Company completed an investment in Momentum Computer, Inc. The Company invested $1.5 million for a minority interest in Momentum Computer, Inc. and loaned an additional $1 million to be used for working capital.

Capital equipment purchases amounted to $.7 million for the first nine months of 2002, compared to $1.1 million for the same period in 2001. Capitalization of certain software development costs amounted to $.9 million for the first nine months of 2002, compared to $1.3 million for the same period in 2001.

In August 2002, the Board of Directors authorized a plan to repurchase up to 1 million shares of the Company's Common Stock. The Company did not repurchase any shares during the first nine months of 2002, compared to 541,000 shares repurchased at a total cost of $6.8 million during the first nine months of 2001. In March 2001, the Board of Directors authorized a one-year plan to repurchase up to an additional 500,000 shares of the Company's Common Stock under which the Company repurchased 206,000 shares. In August 2000, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's Common Stock and the Company completed this repurchase program in March 2001.

As a result of the net loss in the third quarter 2002 the Company was in violation of one of the covenants under the revolving credit facility. Subsequent to the end of the quarter the default on the covenant violation was waived and the Company's revolving credit facility with a bank was amended and extended through December 31, 2002.

Subsequent to the end of the third quarter 2002, the Company acquired a portion of Intel Corporation's Embedded Communications Platform Division. The acquisition was completed pursuant to the Stock Purchase Agreement, dated September 12, 2002, between Intel Corporation and the Company to acquire all the issued and outstanding shares of Ziatech Corporation. The stock purchase was completed at a cash purchase price of $3.0 million. The Company expects to add working capital of $3 to $4 million to this business over the next twelve months, or so.

With the Ziatech acquisition and assuming there is no further significant change in the Company's business, management believes that its current cash, cash equivalents and marketable securities together with cash generated from operations and available borrowings under the Company's loan agreement will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.

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

The  Company's  future  operating  results  are subject  to  various  risks  and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to the "design wins" referenced above, unreliability of customer forecasts, changes in the product or customer mix of sales, delays in new product development, delays or lack of availability of electronic components, customer acceptance of new products, and customer delays in qualification of products and difficulties of integrating Ziatech's operations. Furthermore, if the Court does not accept and approve the settlement agreement in the outstanding class action litigation this could have a material adverse effect on the Company's working capital. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2001 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and other reports as filed with the Securities and Exchange Commission.


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


ITEM 4.           CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of this filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On September 25, 2002 the Company announced it had signed a Memorandum of Understanding for the settlement of the class action litigation filed against the Company and certain of its directors and officers in May 2000 in the United States District Court for the Western District of New York.

Following the Company's announcement on May 19, 2000 regarding its preliminary results of operations for the second quarter, several class action lawsuits were filed against the Company, as well as several of its officers and directors, alleging violations of federal securities laws.

The terms of the settlement outlined in the memorandum between the Company and the class action plaintiffs are being submitted to the Court in the form of a settlement agreement. This proposed settlement will be subject to Court acceptance and approval.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits
                           10.1 Revolving Credit Agreement dated as of December 30, 1998 between the Registrant and The Chase Manhattan Bank, N.A. - as amended.
                           99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 1906 of the Sarbanes-Oxley Act of 2002.
                           99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 1906 of the Sarbanes-Oxley Act of 2002.

                  B.       Reports on Form 8-K

                           The following reports were filed during the quarter for which this Quarterly Report on Form 10-Q is filed:

                           On September 20, 2002 the Company filed a Current Report on Form 8-K, Item 5 - Other; announcing an agreement with Intel Corporation to acquire a portion of its Embedded Communications Platform Division located in San Luis Obispo, California, in a sale-of-stock transaction. No financial statements were filed with the Form 8-K.

                           On September 25, 2002 the Company filed a Current Report on Form 8-K, Item 5 - Other; announcing the completion of an agreement to invest, as a minority interest, $1.5 million in Momentum Computer, Inc. The Company also agreed to lend $1.0 million to Momentum Computer, Inc. to be used for working capital. No financial statements were filed with the Form 8-K.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PERFORMANCE TECHNOLOGIES, INCORPORATED



November 4, 2002                        By: /s/           Donald L. Turrell
                                        ----------------------------------------
                                                          Donald L. Turrell
                                                            President and
                                                        Chief Executive Officer




November 4, 2002                        By: /s/           Dorrance W. Lamb
                                        ----------------------------------------
                                                          Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                       Vice President, Finance

                    CERTIFICATI0N OF CHIEF EXECUTIVE OFFICER


I, Donald L. Turrell, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Performance
Technologies, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 4, 2002

                                               /s/ Donald L. Turrell
                                               ------------------------------
                                                   Donald L. Turrell
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Dorrance W. Lamb, certify that:

1.  I  have  reviewed  this  quarterly  report  on   Form  10-Q  of  Performance
Technologies, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 4, 2002

                                               /s/ Dorrance W. Lamb
                                               ------------------------------
                                                   Dorrance W. Lamb
                                               Chief Financial Officer

                                                      EXHIBIT 10.1 - AS AMENDED




                                AMENDMENT TWO TO
                                CREDIT AGREEMENT

                         dated as of October 30th, 2002

                                     between

                          JPMORGAN CHASE BANK, formerly
                        known as The Chase Manhattan Bank

                                       and

                     PERFORMANCE TECHNOLOGIES, INCORPORATED

                    AMENDMENT NUMBER TWO TO CREDIT AGREEMENT

     This Amendment is dated as of October 30, 2002, is made by and between PERFORMANCE TECHNOLOGIES, INCORPORATED, a Delaware corporation with its principal office located at 205 Indigo Creek Drive, Rochester, New York 14626 ("Borrower") and JPMORGAN CHASE BANK, formerly known as The Chase Manhattan Bank, with an office at One Chase Square, Rochester, New York 14643 ("Bank").

                            Statement of the Premises

     Borrower and Bank have previously entered into, among other agreements, a Credit Agreement, dated as of December 30, 1998 which was amended by Amendment Number One, dated November 1, 2000 (the "Credit Agreement"). The Borrower and the Bank desire to amend the Credit Agreement as referenced herein.

                           Statement of Consideration

     Accordingly,  in  consideration  of the premises and under the authority of
Section 5-1103 of the New York General Obligations Law, Borrower and Bank agree as follows:

                                    Agreement

     1. Defined Terms. The terms "this Agreement," "hereunder" and similar references in the Credit Agreement shall be deemed to refer to the Credit Agreement as amended by this Amendment Number Two. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

     2. Amendment. Effective upon the satisfaction of all conditions specified in Section 4 hereof, the Credit Agreement is hereby amended as follows:

                  A. The definition of "Revolving Credit Termination Date" is superseded and replaced in its entirety and amended to read:

                  "Revolving Credit Termination Date" means December 31, 2002; provided that if such date is not a Banking Day, the Revolving Credit Termination Date shall be the next succeeding Banking Day.

     3. Waiver of Existing Covenant Violation. The Borrower has advised the Bank that it is not in compliance with its financial covenant obligations under the Credit Agreement, Section 10.03, as a result of negative Consolidated Income for the fiscal quarter ending September 30, 2002, (the "Existing Event of Default"). The Bank, hereby waives the Existing Event of Default, together with the right of the Bank as a consequence thereof to assert an Event of Default under Article 11 of the Credit Agreement. Nothing herein shall be construed as a waiver of any other condition, event or act which, with the giving of notice or the lapse of time or both, would constitute an Event of Default.

     4. Representations. The Borrower hereby represents and warrants to the Bank that: (i) the covenants, representations and warranties set forth in the Credit Agreement are true and correct on and as of the date of execution hereof as if made on and as of said date and as if each reference therein to the Credit Agreement were a reference to the Credit Agreement as amended by this Amendment;
(ii) no Event of Default specified in the Credit Agreement and no event, which, with the giving of notice or lapse of time or both, would become such an Event of Default has occurred and is continuing, except as has been disclosed to the Bank and is being waived pursuant to Section 3 hereinabove; (iii) since the date of the Credit Agreement, there has been no material adverse change in the financial condition or business operations of the Borrower which has not been disclosed to Bank; (iv) the making and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action; and (v) the security interest granted by the Borrower to the Bank pursuant to the Security Agreement constitutes a valid, binding and enforceable, first in priority lien on all Collateral subject to such Security Agreement.

     5. Conditions of Effectiveness. This Amendment (including Section 4 hereof) shall become effective when and only when Bank shall have received counterparts of this Amendment executed by Borrower and Bank, and Bank shall have additionally received the following:

                  A. A secretarial certificate of the Borrower in a form reasonably acceptable to Bank, certifying that the December 30, 1998 secretary's certificate of Borrower is true and correct as of October 31, 2000 and as of the date of execution hereof, and the authorizing resolutions and the incumbency of officers of the Borrower remain in full force and effect.

                  B. Payment of all legal and audit expenses incurred by Borrower relating to the Agreement as amended hereby.

     6. Reference to and Effect on Loan Documents.


                  A. Upon the effectiveness hereof, each reference in the Credit
                  Agreement   to  "this  Agreement,"   "hereunder,"   "hereof,"
                  "herein," or words of like import, and each reference in the other Loan Documents to the Credit Agreement shall mean and be a reference to the Credit Agreement as amended hereby.

                  B. Except  as   specifically   amended    above,  the   Credit
                  Agreement, and all other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

                  C. The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of Bank under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

     7. Costs and Expenses. Borrower agrees to pay on demand all costs and expenses of Bank in connection with the preparation, execution and delivery of this Amendment and the other documents related hereto, including the fees and out-of-pocket expenses of counsel for Bank.

     8. Governing Law. This Amendment shall be governed and construed in accordance with the laws of the State of New York without regard to any conflicts-of-laws rules which would require the application of the laws of any other jurisdiction.

     9. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

     10. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all or which taken together shall constitute but one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective representatives thereunto duly authorized as of the date first above written.

                                        PERFORMANCE TECHNOLOGIES, INCORPORATED

                                            By: /s/ Dorrance W. Lamb
                                                ------------------------------
                                                    Dorrance W. Lamb
                                            Its:    Chief Financial Officer and
                                                    Vice President of Finance

                                            JPMORGAN CHASE BANK

                                            By: /s/ Hollie Calderon
                                                ------------------------------
                                                    Hollie Calderon
                                            Its: Vice President

                            CERTIFICATE OF SECRETARY

                                       OF

                     PERFORMANCE TECHNOLOGIES, INCORPORATED


     I, Reginald T. Cable, Secretary of Performance Technologies, Incorporated, a Delaware corporation ("Company"), do CERTIFY in connection with the Amendment Number Two to the Credit Agreement ("Amendment") between the Company and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as follows:

     1. The resolutions attached to the Secretary Certificate dated December 30, 1998 have not been rescinded or modified and remain in full force and effect. The Resolution authorize the Amendment and authorize the execution of the Amendment, the transactions contemplated therein, and the execution and delivery of all documents thereunder.

     2. The officers identified in the Secretary's certificate dated December 30, 1998 remain duly and validly elected and qualified to the offices of the Corporation set forth in the certificate.

     IN WITNESS WHEREOF, I have executed this Certificate this 30th day of October, 2002.



                                            /s/Reginald T. Cable
                                            --------------------------
                                               Reginald T. Cable
                                               Secretary

                                                                   Exhibit 99.1





     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to

                  Section 906 of the Sarbanes-Oxley Act of 2002



     I, Donald L. Turrell, the Chief Executive Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-Q for the quarter ended September 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

                                          By:/s/   Donald L. Turrell
                                                   -----------------------
                                                   Donald L. Turrell
                                                   Chief Executive Officer

                                                   November 4, 2002

                                                                   Exhibit 99.2





     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to

                  Section 906 of the Sarbanes-Oxley Act of 2002



     I, Dorrance W. Lamb, the Chief Financial Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-Q for the quarter ended September 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

                                          By:/s/   Dorrance W. Lamb
                                                   ----------------------
                                                   Dorrance W. Lamb
                                                   Chief Financial Officer

                                                   November 4, 2002