Form 10-K
period 2002-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2003-03-28
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                    FORM 10-K
(Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the Fiscal Year Ended December 31, 2002
                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from   to
                         Commission File Number 0-27460

                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)
                               ------------------
                        Delaware                             16-1158413
    (State or other jurisdiction of incorporation of      (I.R.S. Employer
                      organization)                      Identification No.)

205 Indigo Creek Drive, Rochester, New York                     14626
 (Address of principal executive offices)                    (Zip Code)
       Registrant's telephone number, including area code: (585) 256-0200
                          ---------------------------
           Securities registered pursuant to section 12(b) of the Act:
                                      NONE
                            ------------------------
           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 28, 2002 was approximately $64,916,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 12,230,000 as of February 28, 2003.

                       Documents Incorporated by Reference
The  information  called  for by Item  10-13  of  Part  III is  incorporated  by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 3, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K


PART I                                                                     Page

ITEM 1          Business                                                      1
ITEM 2          Properties                                                   11
ITEM 3          Legal Proceedings                                            11
ITEM 4          Submission of Matters to a Vote of Security Holders          11


PART II

ITEM 5          Market for the Registrant's Common Equity and
                   Related Stockholder Matters                               11
ITEM 6          Selected Financial Data                                      12
ITEM 7          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       13
ITEM 7A         Quantitative and Qualitative Disclosures About Market Risk   20
ITEM 8          Financial Statements and Supplementary Data                  20
ITEM 9          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       34


PART III

ITEM 10         Directors and Executive Officers of the Registrant           34
ITEM 11         Executive Compensation                                       34
ITEM 12         Security Ownership of Certain Beneficial Owners
                   and Management                                            35
ITEM 13         Certain Relationships and Related Transactions               35
ITEM 14         Controls and Procedures                                      35


PART IV

ITEM 15         Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  35

PART 1


ITEM 1 - Business

Overview

Performance Technologies (the "Company") is a supplier of embedded computing products and system-level solutions that can be used in a broad range of applications and end markets.

Since its founding in 1981 as a Delaware corporation, the Company has consistently designed innovative embedded products and system solutions that focus on attributes such as reduced time-to-market for our customers, enhanced performance, high availability and cost advantages for a user base that includes communications, military and commercial applications. The Company has a proven history of successfully adapting its products and services to a constantly changing, technology-driven marketplace through the course of several business cycles that have occurred since its founding.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein, as well as the section appearing in ITEM 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellations or delays of customer orders including those associated with "design wins," changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products.

Important Year 2002 Milestones

2002 was a challenging year with continuing erosion in the general business environment, as well as the Company's target markets. Management responded to these demanding market conditions through a series of initiatives that allowed the Company to maintain profitability.

As the organization entered 2002, it was clear that the traditional users of the Company's products, primarily telecommunication equipment manufacturing organizations, were continuing to suffer from a drastic reduction in capital equipment spending by operators in North America and Europe. It was also clear that many of the market's forward-looking initiatives related to next-generation network infrastructure deployment, both in the wireline and wireless areas, had stalled due to a lack of visibility of an economic recovery. Ongoing expenditures in the telecommunications industry were generally being limited to maintenance items, with little attention being paid to network expansion and the use of new technologies similar to those offered by the Company. Other end markets for embedded systems also experienced slowdowns in business during 2002. However, an encouraging perspective is that certain industries that use the Company's embedded products and systems appear to have shown signs of stabilization by year-end.

Throughout 2002, most equipment providers that are customers for the Company's products responded to the economic conditions by implementing cost controls, reducing workforces and realigning their business models. This restructuring, which occurred in both 2001 and 2002, has dramatically reduced the engineering capabilities of many of these companies and is expected to result in a greater reliance on organizations such as Performance Technologies for "standards-based" platforms and components to be integrated with their next-generation products. It is expected that outsourcing of equipment and services, such as those provided by the Company will result in these companies establishing strategic relationships with fewer vendors who can supply larger parts of their embedded system platform requirements.

During 2002, many of the Company's peers that sell products into the embedded systems marketplace experienced significant revenue declines and operating losses. Almost all have undergone the same kinds of restructuring as their customers by consolidating operations and shedding unprofitable operations.

In the face of such a demanding economic climate, management targeted a number of initiatives and objectives to reposition the Company to operate more successfully in these conditions and emerge as a strong leader in its markets as conditions improve. These initiatives included:

1) Selective Reductions in the Company's Cost Structure: This action was carried out at two different times during 2002 in response to deteriorating conditions by reducing its workforce by approximately 20% and by consolidating the Raleigh, North Carolina engineering operations into the Ottawa, Canada Signaling Group. These reductions allowed the Company to remain viable and profitable. While the Company's financial performance for 2002 relative to prior years was disappointing, the Company performed very well compared to its peer group. It remained profitable and ended the year with a positive revenue growth trend and a noteworthy improvement in the year-end backlog.

2) Aggressive Use of the Company's  Balance Sheet Strength for  Acquisitions and
Investments: In the current environment, valuations have been substantially reduced in comparison to several years ago. This offers the Company an ongoing opportunity to acquire products, technologies and organizations that were unavailable during that period. In 2002, the Company successfully carried out one major acquisition and concluded a strategic minority investment in an early stage company. These two events were:

         Ziatech Acquisition: In October 2002, the Company completed its acquisition of Intel Corporation's Embedded Communications Platform Division (formerly Ziatech Corporation). The acquisition more than doubled the Company's total available market in the embedded systems space through the addition of highly complementary computing and systems products. Due to overall industry downsizing, as noted above, equipment manufacturers and integrators are looking to establish strategic relationships with fewer vendors. This acquisition allows the Company to immediately offer a broader range of products to a wider set of embedded applications in the data communications, tele-communications, military, industrial automation and transportation markets. (Details are set forth in the Form 8-K filed with the Securities and Exchange Commission).

         Momentum Computer Investment: In September 2002, the Company completed an agreement to invest $1.5 million for a 47% interest in Momentum Computer, Inc., a developer of specialized single board computer solutions for the data communications, telecommunications, military and aerospace markets. The Company also loaned Momentum $1.0 million to be used for working capital requirements. Management believes Momentum fills an important need in the embedded platform market by offering a "quick turn" design and delivery capability for custom processor and high performance I/O embedded products. Momentum's product line is closely aligned, but does not compete with the Company's existing embedded switch, access, signaling and Intel-based single board computer products.

In late 2002, the Board of Directors initiated a review of the specific alternatives to improve stockholder value in the current business and market conditions. An area that offered opportunities was a more dedicated effort in searching for technologies and acquisitions that could be added to the Company to enhance future growth. In early 2003, the Chairman of the Board of Directors joined the management staff as Chief Strategic Officer to pursue these initiatives on a dedicated full-time basis.

3) Broaden Market and Product Focus: In the recent past, the Company targeted its component and software products at the data communications market. With the expansion of telecommunications in the late 1990's, many Performance
Technologies products were optimized for use in embedded telecommunications platforms. As the Company entered 2002, management initiated efforts to broaden the market and product focus of the organization to become less dependent on near-term growth in the telecommunications arena. In many instances, this required minimal product modification, in both hardware and software, and a redirection of the sales and marketing programs. In addition to redirecting efforts related to existing products, the acquisition of Ziatech and the investment in Momentum accomplished an immediate broadening of the Company's product offering and effective market coverage into end application areas such as military, industrial automation and transportation.

4) Continued New Product Development: The Company continued an aggressive posture with respect to funding new product development during 2002, relative to the soft business conditions. As the business cycle runs its course and in anticipation of improved conditions, it is management's objective for the Company to be well positioned with a strong and contemporary product portfolio that will provide opportunities for accelerated growth. In carrying out this initiative, the Company continued to develop new and innovative products during the year, including:

         Gigabit Embedded Ethernet Switch: In March 2002, the Company extended its IPnexus(TM) switching product line to include the first embedded gigabit Ethernet switch. This product began shipping in the third quarter and there was a noteworthy backlog of orders for gigabit
         switches  at  year-end.    In  early  2003,  the Company  began  taking
         evaluation orders for a beta version of a new product that offers network routing capabilities important to enhanced speed and security in data networks.

         Network Processing Modules: In late 2002, the Company introduced the first in a family of network processor modules as an extension to Performance Technologies' industry leading IPnexus embedded switching products. Trade named FlexNAT(TM), (Flexible Network Address Translation), it is the first and only embedded Ethernet solution to enable integrated high-speed network data packet processing and gigabit Ethernet switching. Management expects the network processing products and the associated software development investment made by the organization during 2002, will form the base technology for a variety of products the Company will introduce throughout 2003 and 2004.

         Expanded Network Access Products: During 2002, the Company continued to expand its line of network access products by moving existing designs to a broader set of standards often found in a variety of enterprise servers for applications beyond the typical embedded markets. During 2002, the Company focused on expanding its communications software family marketed under the trade name NexusWare(TM) to improve product coverage and ease of use. This software family is based on the Linux operating system, which is rapidly growing in popularity. Management believes the features provided by NexusWare offer distinct user advantages unmatched by competitive offerings. This continued enhancement of the Company's broad and recognized communications and network software capability generates higher margins than similar competitive products offered for embedded market applications.

         3000 Series Signaling Gateway: Early in 2002, the Company introduced the 3000 Series Signaling Gateway, a small, full-featured SS7/IP inter-networking device for use in current telephony applications. The 3000 Gateway is specifically targeted at telecommunications operators who can use IP networks to reduce the cost of existing wireline and wireless networks without extensive investments in overhauling the existing network infrastructure.

Industry Overview

As the economic downturn continued throughout 2002, equipment suppliers that utilize "standards based" embedded technology (the Company's customer base) responded by implementing cost controls, cutting engineering workforces and realigning their business models. Such restructuring has created a more concentrated supplier landscape for 2003 that is better able to adapt to a fluctuating market. It is not just the equipment vendors who are readjusting. Across the technology sector, equipment developers and integrators who have recently downsized are looking to do more outsourcing of equipment and services and ultimately establish more strategic relationships with fewer vendors.

The  Company  supplies  technology  products  that are  incorporated  into  open standards-based embedded systems. These systems are specifically configured using various hardware and software, often from multiple suppliers, to meet a variety of end applications found in market segments such as telecommunications infrastructure, data communications infrastructure, military, or industrial systems. The embedded systems market is estimated to be over $3.0 billion in size, worldwide. Traditionally, a large segment of this market has used proprietary, purpose-built embedded systems and products. Embedded systems built on "open standard designs" comprise a smaller segment of this market. While proprietary systems are expected to continue to dominate this market in the future, a noteworthy growing share of embedded systems being implemented are expected to use "open standards." The driving factors behind this changing paradigm are twofold. First, systems are becoming increasingly more complex, requiring larger investments and longer lead times to design. Second, as organizations have downsized, they simply do not have the necessary staff to carry out extensive new product development while successfully meeting the competitive pressures of "time to market" found in most technology businesses. Due to these changes, equipment suppliers are relying on companies such as Performance Technologies to deliver major building blocks or complete platforms, allowing the supplier to "layer on" their "value add." This can be software and/or additional hardware elements directed at specific applications.

In addition, the current environment, which has forced the downsizing of many engineering and development resources, has also forced reductions in purchasing, logistics and supply groups. Under these circumstances, many customers are anxious to limit the number of suppliers, forming more strategic relationships with organizations that have broader capabilities.

Management believes that the added capability resulting from the acquisition of Ziatech in late 2002 ideally positions the Company to service these evolving market needs and opportunities. The acquisition more than doubled the Company's total available market in the embedded systems space through the addition of key computing and systems products. This allows the Company to offer a broader range of products and embedded systems platforms to a customer base that is seeking fewer suppliers and a higher level of integrated solutions. During 2002, the Company continued its involvement in promoting and supplying embedded products based on the contemporary use of networking technology as an integral element of the system design. This new and forward looking approach to building embedded systems was created by Performance Technologies engineers and has earned the Company a leading position in the industry when this innovative concept was standardized and widely adopted as the next-generation benchmark. This standard is known in the industry as the PICMG 2.16 specification and applies the concepts developed for enterprise Ethernet networks to embedded system design. While the sluggish economy has slowed the deployment of equipment built to this standard, there is widespread adoption of the concept, and many embedded system suppliers have incorporated this standard into their next-generation products. Central to this new system architecture is the use of an embedded Ethernet switch and Ethernet technology for communication between the blades in a system, rather than older technologies such as PCI.

In support of this new system concept, the Company has aggressively developed a comprehensive line of embedded Ethernet switches over the past three years. If the economic environment had been more stable, management believes that the demand for these products would have been significantly stronger. Nevertheless, in the current environment, while most product revenues have been flat or declining, the Company's Ethernet switches have had noteworthy adoption among major customers and have actually shown continuing quarter-over-quarter growth. However, throughout 2002, there were only limited signs that any of the numerous "design wins" that management attributes to this product have actually reached full-scale deployment. There are customer indications that this may start to change over the course of 2003. There is also growing market evidence that some early competitors have relinquished the space to the Company based on our comprehensive product offering and aggressive development program in this area. It is management's belief that the Company is in a leading market position with its embedded switching technology and that this product family will provide substantial growth when the economic cycle improves.

Market intelligence organizations, such as the Dell'Oro Group, suggest that revenues in 2003, in networking switches and routers throughout the industry are projected to be down 7.5% and 25%, respectively. However, the Ethernet switch market, which is aligned with the Company's products, is expected to grow 3.0% this year. According to Dataquest, Ethernet switch revenue totaled $2.9 billion in the third quarter of 2002, a 1.3% increase from the same period in 2001. While the use of Ethernet switches in embedded systems is a specialized market segment, the forecasted growth in this market area validates the viability of the new embedded system architecture developed by the Company.

On a broader but related market observation, management expects the telecommunications sector to continue to struggle in 2003 and has responded by adjusting its focus on healthier markets in the near term such as selected commercial, military and industrial applications. However, there are indications that certain regions/sectors in the telecommunications market will continue to be acquiring next-generation equipment this year. For example, the wireless market is expected to be a sustaining factor in the industry, and Aberdeen is predicting wireless data services in the form of wireless LAN (WLAN) will be among the most successful applications for telecommunications in 2003, addressing three distinct markets: enterprises, residences and public hot spots, such as airports.

Also, telecommunications as a whole is demonstrating impressive growth in the Asia-Pacific region. While telecommunications equipment manufacturers and operators in the United States and Europe continue to report declining revenue and losses, Asian operators and equipment manufacturers, such as NTT, Huawei, Samsung, LG and UTStarcom, are continuing to show strength. According to the International Telecommunication Union (ITU), the number of telephone subscribers in the Asia-Pacific region in 2002 (both fixed and mobile) accounted for 36 percent of the worldwide total. Ten years earlier, the region accounted for less than 22 percent. This region has added more than one telephone user every second for the last decade. Mobile phone growth in the Asia-Pacific region is also continuing to grow, and future networks in this region will no doubt be IP-based because of its low price point and ease of implementation. The Company's focus on products that support IP networks suggests that this is a geographic area where there will be new opportunities, while the telecommunications markets in North America and Europe slowly move through a more lengthy recovery process.

Strategy

The Company has a proven history of successfully adapting its products, services and organization to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. With the Ziatech acquisition in October 2002, the Company substantially broadened both its product offering and market coverage to include additional computing and system products that can be effectively supplied to a market that is twice the size of that which was available to the Company prior to the acquisition.

Following the acquisition, a new corporate strategy was defined that integrates the Company's technological innovation and product breadth. The organization's new business strategy emphasizes its expanded capability to offer a "unified" solution to the customer base including software, hardware and system platforms through a single Performance Technologies offering. This new strategy broadens the Company's market focus to more effectively address embedded system requirements for communications, military and commercial applications.

The Company's product strategies for 2003 are to effectively expand the Company's traditional focus of supplying embedded technology components, such as access and switching products, to supplying "comprehensive" embedded system platforms incorporating multiple components from the Company's product portfolio.

Four initiatives have been identified to carry out the 2003 strategy:

         Target  the  Company's  Products  to  a  Wider  Set  of Embedded System
         Applications: Appropriate investments are being made to assure the necessary product features and services that will be required to broaden the customer base in a variety of promising market segments outside of the Company's traditional telecommunication focus.

         Continue Development of Innovative, Packet-based IP Technology for Use in Embedded Systems: It is management's intent to leverage the demonstrated technical innovation of both the traditional Performance Technologies engineering staff and the newly acquired engineering talent of the former Ziatech organization. Both have impressive histories of embedded product and systems innovation.

         Extend  the   Company's  Significant  Suite  of   Value-add   Software:
         Performance Technologies has comprehensive software capability in a variety of areas. Management's objective during 2003 is to make the necessary investments to extend this umbrella to include the Ziatech computing and systems products which traditionally have had lower margins than the Company's other products.

         Increase Market Awareness of the Company's New Capabilities: Leveraging the Ziatech acquisition, management believes the combined organization has the fundamental elements to become a premier embedded systems provider. An aggressive 2003 sales and marketing program is being carried out to assure awareness of this in the marketplace.

Certainly, there are identifiable risks associated with carrying out the Company's new corporate and product strategies in the current economic climate. Since many of the Company's end markets are forecast to show little or no growth, in order to realize growth in this environment, the Company will have to take market share from competitors. However, management believes that based on its review and analysis of the marketplace and the Company's product portfolio that has numerous strengths, this investment and its associated risk are worthwhile. If successful, management believes these initiatives will effectively reposition the organization as an important strategic partner with many of its customers, thereby increasing their utilization of the Company's broadened product capabilities. When the business cycle starts to show improvement, it is further expected that these 2003 initiatives can yield significant rewards by accelerating revenue growth and profitability.

To effectively implement this growth strategy, management expects to selectively add to investments in marketing and sales, while sustaining aggressive engineering development programs during 2003. The Company has a proven track record of profitable operations, however in the near term, these initiatives could result in a loss posture for 2003 if revenues do not grow sufficiently during the year.

The acquisition and initial integration of the Ziatech organization during 2002 has changed the fundamental landscape of opportunity for the Company. In order to continue this momentum, in January 2003, the Board of Directors expanded the executive management team by adding a Chief Strategic Officer to identify and facilitate additional acquisition opportunities, business and technology investments that can accelerate the Company's growth and associated shareholder value.

Products

The Company's products and solutions are based on open-system architectures that include individual system elements, system platforms, single board computers and software. With embedded solutions for both existing and emerging networks, the Company serves as a single source vendor for companies involved with industrial, military, commercial, data communications and telecommunications applications.

The Company  markets it embedded products under four general groups.  These are:

         IPnexus Switching Products
         IPnexus Access Products and NexusWare(TM) Software
         Ziatech Single Board Computer and Chassis Products
         SEGway(TM) SS7/IP Signaling Products

IPnexus Switching Products. The Company's IPnexus Switching products operate in the new CompactPCI systems architecture referred to as PICMG 2.16. This is an embedded systems architecture that was developed by the Company and allows the many techniques, features and advantages that were developed for enterprise "client-server networks," to be applied to embedded system platforms. This innovative approach to building these systems uses a specialized Ethernet switch as the "keystone" of the architecture. This architecture has distinct cost advantages allowing developers of next-generation systems to reduce design complexity while increasing overall system reliability and performance. Based on these clear-cut attributes, the adoption of this standard has occurred at a record rate among embedded system suppliers and manufacturers to a wide variety of industries.

As part of the Company's initiative in creating the PICMG 2.16 standard, engineering undertook an aggressive development program aimed at becoming the premier supplier of embedded Ethernet switches. The Company's IPnexus switching products offer a comprehensive family that ranges from low cost, limited speed to unique higher-end gigabit switches, the latter introduced in 2002. Management believes that there is substantial pent-up demand for the Company's switching products based on the number of "design wins" that the Company has realized over the past twenty-four months. In general, there has been a delay in "design wins" moving to a production/deployment status based on the soft business conditions. However, management expects a number of these "design wins" to ultimately achieve volume order rates as the economy improves and capital spending rebounds. Based on this scenario, the embedded Ethernet switching product family could be an important growth driver for the Company.

IPnexus Access Products. The Company's IPnexus Access products are available in a number of formats that operate in a broad range of data communications and telecommunications applications. Performance Technologies' access products provide a connection between a variety of network interfaces and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family includes stand-alone communication servers and embedded access products that operate as part of systems based on the PCIbus standard, the CompactPCI (cPCI) standard and the new PICMG 2.16 standard.

An important element in the Company's access product group is the extensive communications software products that can be licensed to customers for a variety of applications. This capability includes: standard communication packages such as X.25 and Frame Relay, specialized software that supports such applications as radar protocols used in weather tracking and air traffic control, and SS7 signaling software.

During 2002, the Company introduced its NexusWare software suite. This software package includes a comprehensive Linux-based development environment and fully functional runtime software that is supplied with each system. NexusWare is intended for system engineers using IPnexus Access products to facilitate rapid integration and development of packet-based embedded systems. NexusWare is designed to raise the level at which system integration is performed, giving developers a simplified path to designing comprehensive IPnexus system solutions. This software package is continually being enhanced and will be extended to include the newly acquired Ziatech computing products. Management believes these software tools and products are an important element in assisting customers to do product integration. This software also generates additional software license revenue for the Company.

The Company's IPnexus products include embedded Ethernet switches, network access products and SS7 signaling blades. Announced customers for IPnexus products include: ADC Telecommunications, Inc., ADLINK Technology, Inc., Agilent Technologies, Alcatel SA, APW/Electronic Solutions, AudioCodes, Boeing Australia Limited, Cognitronics Corporation, HP/Compaq Corporation, General Dynamics, Kaparel, Lucent Technologies, Motorola Corporation, net.com, Nortel Networks, Northrup Grumman Information Technology, Optibase, Ltd., Raytheon, Siemens AG, Siemens Carrier Networks LLC, Soma Networks and Sun Microsystems.

Ziatech Computing and Platform Products. The addition of the Ziatech products to the product line in October 2002 significantly expanded the Company's target markets, enabling it to offer a more comprehensive solution to an array of companies in the data communications, telecommunications, industrial automation, medical and homeland defense.

As the original developer of the widely deployed CompactPCI system standard, Ziatech has always been a market leader and a driving force behind standards-based innovation for the embedded market sector. In addition, Ziatech had developed a range of PICMG 2.16 products that complement the product offerings already being sold by the Company. The Ziatech computing products provide a complete range of Intel-based single board computers that can be applied to a broad range of applications.

In addition to the range of single board computers, the Company now offers a variety of embedded system chassis and associated chassis management products. This expanded capability allows Performance Technologies to provide comprehensive embedded system platforms incorporating multiple components from the Company's portfolio.

Announced customers for the Ziatech Products include: Analogic, Copper Mountain Networks, Laurel Networks, Lucent Technologies, Marconi, Nortel Networks and Soma Networks.

SEGway SS7 IP Signaling Products. The Company's SEGway products are used to interconnect traditional telephone networks with the growing packet-switched
(IP) network architectures of today. Performance Technologies SEGway signaling products also reliably transport, concentrate and route SS7 messages between SS7 and IP entities. In 2001, the Company introduced a product that allowed traditional SS7 messages to be reliably transported over IP networks. One of the first applications for this technology was the transport of SS7 signals over the Internet, allowing secondary GSM cellular/mobile markets to be added to the roaming footprint of a group of European wireless operators. The Company has since expanded that capability to allow economical replacement/expansion of traditional SS7 networks over IP networks, at a substantially reduced cost in a variety of applications. While the reduced capital equipment spending in the telecommunications markets has slowed deployment of these products, there are continued market indications that the concept is attractive to telecommunications operators and will grow as the spending rebounds in this market.

The Company also provides carrier-grade SS7 and SS7/IP networking solutions for GSM wireless roaming applications with deployments in over 35 countries worldwide.

The Company's SEGway products include SS7 network replacement products, SS7/IP products and the GSM SS7 signaling platform. Announced customers for the SEGway products include: Alcatel SA, Comfone AG, Ericsson Telecommunications, iBasis Inc., Motorola Corporation, Nortel Networks, Swisscom AG, Telefonica Moviles Espana, Teleglobe and TSI Telecommunications Services.

Sales, Marketing and Distribution

The Company markets its products worldwide to a spectrum of customers through its direct sales force and various channels including Original Equipment Manufacturers (OEMs), Value Added Resellers (VARs), distributors and systems integrators. Almost all of the Company's North American business is sold through the Company's direct sales force.

Due to the highly technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the embedded systems, networking and communications fields. To supplement its sales force, the Company has field application engineers who assist prospective customers in determining if the Company's products will meet their requirements.

Currently, 32 sales, marketing and sales support personnel are located in the Company's Rochester, New York, Connecticut, California (2), Ottawa, Canada and the United Kingdom offices. In addition, independent sales representatives and agents cover selected geographic areas nationally and internationally; and
distributors or integrators, handling selected products, supplement the Company's direct sales team on a worldwide basis.

The Company executes various ongoing marketing strategies designed to attract new OEM and end-user customers and to stimulate additional purchases from existing customers. These strategies include direct mail and email campaigns, direct telemarketing, special pricing programs, active participation in technical standards groups, participation in national, international and regional trade shows, selected trade press advertisements and technical articles, and an active campaign to direct potential customers to the Company's Web site.

Sales to customers outside of North America represented 25%, 27% and 30% of the Company's revenue in 2002, 2001 and 2000, respectively. The Company's products are currently sold by the Company's direct sales force and by international distributors throughout the more industrialized countries in Europe and in Asia. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars and payments for shipments from Canada to Canada are generally made in Canadian dollars.

Customers

The Company has over 50 active customers worldwide, primarily in the telecommunications and embedded systems markets. Many of the Company's major customers are Fortune 500 companies in the United States or of similar stature in Europe and Asia. In 2002, the largest single customer (Lucent Technologies) represented 9% of revenue, and the four largest customers (Lucent Technologies, Teleglobe, HP/Compaq Computer and UTStarcom) represented 28% of the Company's revenue.

At year-end 2002, approximately 70% of the Company's customers are in the telecommunications industry and the Company's products are generally integrated into products for wireline, wireless and next-generation IP network infrastructure. These products are targeted at customers in the following sectors: telecommunication equipment manufacturers, telecommunications service providers and operators, international wireless carriers and platform manufacturers.

The Company's other customers represent a range of industries utilizing open-architecture embedded systems. Due to the addition of the Ziatech product line and the current weakness in the telecommunications industry, the Company is focusing more marketing and sales emphasis on the overall embedded systems market than in recent years.

Backlog

At January 31, 2003, the scheduled backlog of orders was $8.4 million, compared to $3.2 million at February 10, 2002. A substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and shipped in the final month of the quarter. Orders are subject to cancellation in the normal course of business; however, historically, the Company has filled most of its firm orders. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is not generally subject to large seasonal swings. Much of the Company's business is project-related, driven by customer demand, which can cause quarterly fluctuations in revenue.

Environmental Matters

The Company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment have any material effect on its capital expenditures, earnings or competitive position.

Competition

The acquisition of the Ziatech product line in 2002 enabled the Company to reposition itself from being an embedded components supplier to supplying comprehensive embedded systems, incorporating these components. This added product capability increased the Company's addressable markets and altered the Company's competitive landscape.

The embedded systems market continues to be characterized by rapid technological innovations resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this market include product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios.

For computing and platform products, the Company faces a group of competitors including Motorola Computer Group, Force Computers, Radisys Corporation and SBS Technologies. These competitors are split into two categories: the full systems suppliers noted above, and technology component suppliers offering either computing components or platforms. Management believes that computing products is the cornerstone of the embedded systems market, and product functionality and quality, time-to-market and price/performance are key factors to winning new accounts.

The Company's first embedded IP Ethernet switch products were introduced to the embedded systems market in 2000 and the first PICMG 2.16 compliant models were introduced in the fall of 2001. Initially, there were several small and large competitors offering one or two different models of IP switches to the market. Today, some of these competitors are withdrawing products from the market, without introducing new products. Management believes this has occurred because the technological requirements, both hardware and software, were underestimated. Current competitors include Zynx and Ramix, small private companies. The size of this market is small compared to the enterprise switch market and larger companies in that market are not expected to enter this segment due to the customization requirements and relatively low volumes, as compared to the enterprise market.

In the network access market, the Company believes its key differentiations from its competitors are its depth of market experience and suite of communication software, known as NexusWare. The Company's products compete with products from Adax Incorporated, Audiocodes Ltd., Artesyn Technologies, Interphase Corporation and NMS Communications.

In the signaling market, the Company generally focuses its engineering on products that use Internet Protocol (IP) to carry signaling traffic. Since this is a newer area in the signaling market, the Company believes it has an advantage over competitors' products. Companies such as Ulticom, Inc., Tekelec, NMS Communications and several larger companies that have proprietary SS7 technology or products could develop and sell products more directly competitive with the Company's signaling products.

Research and Development

The Company's research and development expenses were approximately $6.9 million, $7.9 million and $8.9 million for 2002, 2001 and 2000, respectively. These expenses consist primarily of employee costs, material consumed in developing and designing new products, and amounts expended for software license/tools. The Company expects to continue to invest heavily in research and development in order to create innovative new products for the embedded systems market.

The Company has developed significant core competencies applicable to computing platforms, single board computers, voice and data communications, high availability, hot swap, redundant technologies and signaling communications. The Company also has significant software expertise that it expects to apply to embedded systems and platforms.

Proprietary Technology

The Company's success depends upon retaining and maximizing the Company's proprietary technologies. To date, the Company has relied principally upon
trademark,   copyright  and  trade  secret  laws  to  protect  its   proprietary
technology. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers that contain confidentiality provisions, and limits access to, and distribution of, the source code to its software and other proprietary information. All of the Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products are provided to customers under license, generally in the form of object code, which provides a high degree of confidentiality with respect to the intellectual property value.

Suppliers

In the fast paced technology environment, manufacturers frequently "obsolete" electronic components. Furthermore, more situations are arising where the Company is utilizing sole or limited source components on its products. The Company has generally been able to obtain adequate supplies of components or has redesigned specific products when adequate components are not available. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of its suppliers.

Manufacturing

The Company maintains a state-of-the-art manufacturing facility in Rochester, New York where it manufactures its network access, switching and signaling products. The Computing Products Group (formerly Ziatech) manufactures its products under contract and performs system level manufacturing and integration in-house. Management intends to transition the higher volume, contemporary computing products to its Rochester manufacturing operation during 2003.

Rochester manufacturing operates under an integrated MRP system that assists in managing inventory levels and facilitates demand forecast. The Rochester surface mount manufacturing facility and quality management systems are currently certified to ISO 9002 standards. Many of the Company's products have high software content and are generally produced in low volumes. By utilizing an in-house  manufacturing  capability,  management  believes  that the Company has achieved some safety from the risks inherent in utilizing contract manufacturing. These risks typically include the sub-contractor's inability to meet flexible manufacturing requirements, inventory control and cost containment. In addition, use of in-house manufacturing enables the Company to maintain a high quality level for its products and greater responsiveness to customer's delivery requirements. Management expects these attributes to be applied to the Ziatech products as selected products are transitioned from contract manufacturing to the Company's in-house facility.

The Company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

Employees

During  2002,  the  Company  improved  its  cost  structure   primarily  through
reductions in the Company's staff and by consolidating the engineering operations from its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The programs were performed during the first and third quarters of 2002 as the continuing decline in capital spending in the Company's target markets resulted in lower demand for the Company's products and lower than anticipated Company revenue. These reductions involved approximately forty employees and were initiated throughout the organization.

In October 2002, the Company added approximately seventy employees with the acquisition of the new Computing Products Group (formerly Ziatech Corporation).

As of January 31, 2003, the Company had 220 full-time employees, five part-time and contract employees and five Engineering Cooperative student employees. Management believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

The Company's fulltime employees work in the following areas:

                  Research and Development                        95
                  Marketing and Sales                             32
                  Manufacturing                                   67
                  General and Administrative                      26

Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

Risk Factors

Technological Change and New Product Introductions. The market for the Company's products is characterized by rapid technological change and frequent introduction of products based on new technologies. As new products are introduced, the industry standards change. Additionally, the overall embedded systems market, particularly the telecommunications industry, is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the market and the performance of industry participants. The Company's future revenue will depend upon the Company's ability to anticipate technological changes and to develop and introduce enhanced products of its own on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in its products or their component parts, or the failure to achieve market acceptance for its products would have a material adverse effect on the Company's revenue and operating results. Further, in a poor economic climate, such as today, current technologies may become obsolete before being replaced by new technologies.

Competition. The embedded systems market, particularly the telecommunications industry, is extremely competitive and the Company faces a number of large and small competitors. Many of the Company's principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources to deploy on promotion, advertising, research and product development than the Company. In addition, as the Company broadens its product offerings, it expects to face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's revenue and operating results. Large companies have recently acquired several of the Company's competitors. These acquisitions are likely to permit the Company's competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. The Company expects that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. There can be no assurance that the Company will be able to compete successfully with its existing or new competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company's revenue and operating results.

Dependence on Key Customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels. Customers typically do not enter into long-term volume purchase contracts with the Company, and customers have certain rights to extend or delay the shipment of their orders. The loss of one or more of the Company's major customers, and the reduction, delay or cancellation of orders, or a delay in shipment of the Company's products to such customers, would have a material adverse effect on the Company's revenue and operating results. (See Management's Discussion and Analysis included elsewhere in this report).

Design Wins. A design win is when a customer or prospective customer notifies the Company that its product has been selected to be integrated with their product. Ordinarily, there are a number of steps between the design win and when customers initiate production shipments. Typically, design wins reach production volumes at varying rates. Historically, this gestation period prior to volume orders has been twelve to eighteen months or more after the design win occurs. A variety of risks such as schedule delays, cancellations, and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. While management still believes that design wins continue to be an important metric in evaluating the market acceptance of the Company's products, unfortunately in the current economic climate, fewer customers are doing new design activity and a smaller number of these design wins are moving into production than in the past.

Potential Fluctuations in Annual and Quarterly Results. The Company's future annual and quarterly operating results can vary significantly depending on factors such as the timing and shipment of significant orders, new product introductions by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, inability to obtain sufficient supplies of sole or limited source components for the Company's products, and seasonal and general economic conditions. The Company's expense levels are based, in part, on the Company's expectations as to future revenue. Since a substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and often shipped in the final weeks of that quarter, revenue levels are extremely difficult to predict. If revenue levels are below expectations, revenue and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of the Company's net expenses varies with its revenue. (See Management's Discussion and Analysis included elsewhere in this report).

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

Dependence on Internal Manufacturing. In order to avoid relying on outside contract manufacturers, the Company manufactures its network access, switch and signaling products at its Rochester, New York facility. The Company's newly acquired Ziatech computing and platform products have been manufactured at contract manufacturers. The Company does not have alternative manufacturing capabilities, either internally or through third parties, to perform its manufacturing functions except it expects to begin manufacturing certain of the Ziatech computing products in its Rochester manufacturing facility during 2003. Even if the Company were able to identify alternative third-party contract manufacturers, there can be no assurance that the Company would be able to retain their services on terms and conditions acceptable to the Company. In the event of an interruption in production, the Company would not be able to deliver products on a timely basis, which would have a material adverse effect on the Company's revenue and operating results. Although the Company currently has business interruption insurance, no assurances can be given that such insurance will adequately cover the Company's lost business as a result of such an interruption.

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

Dependence on Personnel. The Company's success depends on the continued contributions of its personnel, many of whom would be difficult to replace. Over the past several years, one of the incentives used to retain key personnel has been the issuance of stock options. Unfortunately, in the current market, the Company's stock price has declined such that almost all of those stock options are below the grant price, thereby negating the retention attributes of those instruments.

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

Notes: IPnexus, NexusWare, FlexNat, Ziatech, and SEGway are trademarks of Performance Technologies, Inc.

ITEM 2 - Properties

The Company's corporate headquarters are located in 57,000 square feet of office and manufacturing space in Rochester, New York. Corporate headquarters include the executive offices, along with sales, marketing, engineering and manufacturing operations. The Company relocated these operations to this leased facility in April 2002. This lease expires in 2012. There is sufficient room for growth in the intermediate term in this facility and it is capable of accommodating a variety of expansion options. In 2001, the Company purchased land adjacent to this facility to accommodate future expansion.

The Company's Computing Products Group (formerly Ziatech Corporation) is located in 61,000 square feet of office and manufacturing space leased in San Luis Obispo, California. This lease expires in 2008. This facility includes sales and marketing personnel, and engineering and manufacturing operations for the computing products. Approximately 12,000 square feet of this facility is currently sublet to a tenant and there is sufficient room for this group's intermediate-term growth in this facility.

The Company has sales and marketing personnel, and signaling engineering staff located in 13,000 square feet of office space leased in a building located in downtown Ottawa, Canada. The office lease agreements in this building expire in May 2003. The Company has the option to renew these leases for a future period of one or two years. The Company expects to exercise its renewal options under these leases. The Signaling Group also had 7,000 square feet of office space in downtown Raleigh, North Carolina. In September 2002, the engineering functions at this facility were consolidated into the Ottawa, Canada signaling operations. The Company is attempting to sublet this space, however, the commercial office space market in downtown Raleigh is very soft. This office lease expires in February 2005.

The Company also leases sales and engineering offices in San Diego, California and sales offices in Connecticut and the United Kingdom.

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

Following the Company's announcement on May 19, 2000 regarding its preliminary results of operations for the second quarter, several class action lawsuits were filed in the United States District Court for the Western District of New York against the Company, as well as several of its officers and directors, alleging violations of federal securities laws. On September 25, 2002, the Company announced it had signed a Memorandum of Understanding for the settlement of the class action litigation. The Company recorded a charge of $143,000 in the third quarter of 2002 in connection with the settlement of the litigation. The terms of the settlement outlined in the memorandum between the Company and the class action plaintiffs have been submitted to the Court in the form of a settlement agreement. This proposed settlement will be subject to Court acceptance and approval.

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2002.

PART II

ITEM 5 - Market  for  the  Registrant's  Common  Equity  and Related Stockholder
         Matters

The Company's common stock is traded on the Nasdaq National Market System under the trading symbol "PTIX." The following table sets forth the high and the low quarterly closing prices of the common stock during the two most recent years, as reported on the Nasdaq National Market System. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

                  2002                                High              Low
         -----------------------------------------------------------------------
         First Quarter                               $13.57           $ 7.65
         Second Quarter                                8.60             6.25
         Third Quarter                                 6.31             3.43
         Fourth Quarter                              $ 4.74           $ 3.20

                  2001                                High              Low
         -----------------------------------------------------------------------
         First Quarter                               $15.75           $10.06
         Second Quarter                               16.49            10.00
         Third Quarter                                17.40             8.22
         Fourth Quarter                              $13.55           $ 8.00

As of February 28, 2003, there were 189 stockholders of record of the Company's common stock.

To date, the Company has not paid cash dividends on its common stock and has no intention to do so for the foreseeable future.

Equity Plan Information:

The Performance Technologies, Incorporated 2001 Stock Option Plan was approved by the Company's stockholders at the 2001 Annual Meeting.



The following table provides certain information regarding the Company's equity compensation plan.

                                              (a)                   (b)                     (c)
                                            Number of
                                        securities to be
                                          issued upon          Weighted average           Number of
              Plan Category               exercise of         exercise price of          securities
                                          outstanding            outstanding              remaining
                                       options, warrants      options, warrants         available for
                                           and rights             and rights           future issuance
                                       -------------------    -------------------    --------------------
Equity compensation plans
   approved by security holders            2,146,680                 $10.46                 875,050

Equity compensation plans not
   approved by security holders
                                       -------------------    -------------------    --------------------
   Total                                   2,146,680                 $10.46                 875,050
                                       ===================    ===================    ====================


The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 6 - Selected Financial Data
         -----------------------
          (in thousands, except per share amounts)

For the Years Ended December 31:                    2002           2001            2000           1999           1998
----------------------------------------------- ----------- -- ----------- --- ----------- -- ----------- -- ------------

Sales                                              $27,014        $36,517         $38,963        $44,494         $34,118
Income from operations                                 326          5,186           7,050          6,226           6,047
Basic earnings per share:
  Net income from operations (1)                   $   .03        $   .42         $   .54        $   .47         $   .46
  Weighted average common shares                    12,263         12,282          13,106         13,165          13,077
Diluted earnings per share:
  Net income from operations (1)                   $   .03        $   .41         $   .51        $   .45         $   .45
  Weight average common and
    common equivalent shares                        12,373         12,708          13,769         13,789          13,517

Excluding non-recurring expenses (2) (3)
  Income from operations                           $ 1,186        $ 5,186         $ 7,050        $ 7,970         $ 6,047
  Basic earnings per share                         $   .10        $   .42         $   .54        $   .61         $   .46
  Diluted earnings per share                       $   .10        $   .41         $   .51        $   .58         $   .45


At December 31:                                     2002           2001            2000           1999           1998
----------------------------------------------- ----------- -- ----------- --- ----------- -- ----------- -- ------------
Working capital                                    $32,130        $34,728         $36,975        $39,009         $32,221
Total assets                                        45,204         42,954          44,758         49,142          40,122
Long-term debt, less current portion                                                                                   6
Total stockholders' equity                         $38,809        $38,342         $39,468        $40,828         $34,180

         (1) All per share amounts have been adjusted where appropriate, for the three-for-two stock split effected in September 1999.

         (2) In 2002, using an effective tax rate of 31%, amounts exclude non-recurring expenses amounting to $.9 million, or $.07 per share. In 1999, amounts exclude a $1.7 million charge for acquisition expenses.

         (3) This data is a non-GAAP measure that should be read in conjunction with GAAP disclosures herein.



ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the section appearing in ITEM 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to design wins, changes in the product or customer mix of sales, delays in new product development, customer acceptance of new products and customer delays in qualification of products. In addition, during difficult economic periods, customer's visibility deteriorates causing delays in their placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within the quarter and shipped in the final month of the quarter.

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

Overview

Industry: 2002 was a challenging year with continuing erosion in the general business environment, as well as the Company's target markets. In these markets, the telecommunications industry is the largest sector which was burdened with overcapacity and a slowing economy that resulted in reduced prices, stifled competition and severely limited capital expenditures. Other end markets for embedded systems also experienced business slowdowns during 2002, but not as severe as the telecommunications industry. Management responded to these demanding market conditions through a series of initiatives that allowed the Company to maintain profitability while many comparable organizations suffered large financial losses that, in some cases, threatened their continued operations. Please refer to PART 1, Item 1, under the caption "Business", for a discussion of the industry, economic environment and the Company's initiatives during 2002.

Traditionally, "design wins" have been an important metric for management to judge the Company's product acceptance in its marketplace. Typically, design wins reach production volumes at varying rates, generally beginning twelve-to-eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. While management still believes that design wins continue to be an important metric in evaluating the market acceptance of the Company's products, unfortunately in the current economic climate, fewer customers are doing new design activity and a smaller number of these design wins are moving into production than in the past. During 2002, the Company received notification for twenty-four new design wins for its IPnexus Switching (8), IPnexus Access
(12),  Ziatech Computing and Platform (2), and SEGway SS7 IP Signaling  products
(2), compared to thirty-five new design wins during 2001. Not all design wins are expected to result in production orders.

Financial: On October 2, 2002, the Company acquired a portion of Intel Corporation's Embedded Communications Platform Division (formerly Ziatech
Corporation). Beginning in the fourth quarter, the Company's revenue and expenses reflect the Ziatech operations.

In 2002, the following non-recurring items affected the comparability of income between years:

     o  restructuring  charges  ($.6  million  pre-tax,  or $.03 per  share);
     o in-process research and development expense ($.4 million after-tax, or $.03 per share); and
     o  class action settlement costs ($.1 million pre-tax,  or $.01 per share).

Revenue for 2002 amounted to $27.0 million, compared to $36.5 million in 2001. The continuing decline in capital spending in the communications and telecommunications markets dramatically impacted the Company's network access and signaling product revenue in 2002. The newly acquired Ziatech operations contributed $5.0 million to revenue in 2002. Sales outside of North America amounted to $6.9 million and $9.7 million in 2002 and 2001, respectively.

Net income in 2002 amounted to $.3 million, or $.03 per share, including non-recurring expenses, and amounted to $1.2 million, or $.10 per share, excluding non-recurring expenses, based on 12.4 million shares outstanding. Using an effective income tax rate of 31%, non-recurring expenses during 2002 amounted to $.9 million after tax, or $.07 per share. Net income in 2001 amounted to $5.2 million, or $.41 per share, based on 12.7 million shares outstanding.

Cash, cash equivalents and marketable securities amounted to $24.1 million and $26.9 million at December 31, 2002 and 2001, respectively, and no long-term debt existed at either date. During 2002 and 2001, the Company generated $5.5 million and $9.0 million of cash from operating activities, respectively. During 2002 and 2001, the Company expended $.1 million and $6.9 million, respectively, to buy back its shares in the open market. In September 2002, the Company invested $1.5 million for a 47% minority interest in Momentum Computer, Inc. and loaned Momentum an additional $1.0 million to be used for working capital. In October 2002, the Company acquired a portion of Intel Corporation's Embedded Communications Platform Division (formerly Ziatech Corporation) for $3.0 million in cash.

Results of Operations

The following table sets forth for the years indicated certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report. The table includes the results of operations of the new Computing Products Group (formerly Ziatech Corporation), since it was acquired on October 2, 2002.

                                                                Percentage of Sales
                                                              Year Ended December 31,
                                                        2002           2001           2000
                                                    -----------     ----------     ----------

Sales                                                  100.0%         100.0%         100.0%
Cost of goods sold                                      47.6           36.5           35.3
                                                    -----------     ----------     ----------

Gross profit                                            52.4           63.5           64.7

Operating expenses:
  Selling and marketing                                 16.2           15.2           12.6
  Research and development                              25.6           21.7           22.9
  General and administrative                            10.1            8.1            6.4
  Restructuring charges                                  2.1
  In-process research and development                    1.4
  Class action legal settlement                           .5
                                                    -----------     ----------     ----------

     Total operating expenses                           55.9           45.0           41.9
                                                    -----------     ----------     ----------

(Loss) income from operations                           (3.5)          18.5           22.8

Other income, net                                        2.0            2.7            5.0
                                                    -----------     ----------     ----------

(Loss) income before income taxes and equity in
  loss of unconsolidated company                        (1.5)          21.2           27.8

Income tax (benefit) provision                          (3.0)           7.0            9.7
                                                    -----------     ----------     ----------

Income before equity in loss of unconsolidated company   1.5           14.2           18.1

Equity in loss of unconsolidated company, net of tax     (.3)
                                                    -----------     ----------     ----------

      Net income                                         1.2%          14.2%          18.1%
                                                    ===========     ==========     ==========

Excluding non-recurring expenses (1) (2)

Income before income taxes and equity in
  loss of unconsolidated company                         2.5%          21.2%          27.8%

Income tax (benefit) provision                          (2.2)           7.0            9.7
                                                    -----------     ----------     ----------

Income before equity in loss of unconsolidated company   4.7           14.2           18.1

Equity in loss of unconsolidated company, net of tax     (.3)
                                                    -----------     ----------     ----------


      Net income, including non-recurring expenses       4.4%          14.2%          18.1%
                                                    ===========     ==========     ==========

(1) Based on an effective tax rate of 31%, excludes non-recurring expenses in 2002 for restructuring charges, in-process research and development costs, and class action settlement costs totaling $.9 million after-tax, or 3.2% of sales.

(2) This data is a non-GAAP measure that should be read in conjunction with GAAP disclosures herein.

Year Ended December 31, 2002, compared with the Year Ended December 31, 2001

Sales. Total revenue for 2002 was $27.0 million, compared to $36.5 million for 2001. The newly acquired Ziatech operations contributed $5.0 million to revenue in 2002. For the years indicated, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, Ziatech computing products, IPnexus switching products, and other products. Revenue from each product category, expressed as a percentage of sales for 2002 and 2001, are as follows:

                                                  2002                    2001
                                             --------------      ---------------

Signaling and network access products              70%                     87%
Ziatech computing products                         18%                      0%
IPnexus switching products                          9%                      5%
Other                                               3%                      8%
                                             --------------      ---------------

    Total                                         100%                    100%
                                             ==============      ===============

Signaling and network access products: Revenue from this product category amounted to $18.8 million and $31.8 million in 2002 and 2001, respectively. The continuing decline in capital expenditure investments by customers in the Company's target markets significantly reduced signaling and network access product revenue in 2002.

Ziatech computing products: Revenue from this product category amounted to $5.0 million in 2002. This product revenue was generated in the fourth quarter 2002 by the newly acquired Ziatech operations.

IPnexus switching products: Revenue from this category grew 44% to $2.4 million in 2002, compared to $1.7 million for 2001. The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture, which was ratified in September 2001. While still a modest percentage of the Company's revenue, IPnexus switch product revenue is expected to grow when customers move their new products into production.

Other products: Revenue from other products amounted to $.8 million and $3.0 million in 2002 and 2001, respectively. This revenue is related to legacy products. Customer demand for these products has declined significantly over the past twelve months as customers move to newer technology. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross Profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 52.4% and 63.5% of sales in 2002 and 2001, respectively. Fixed expenses such as certain manufacturing labor and overhead costs, technical support costs, and amortization of capitalized software development spread over lower sales volumes impacted gross margin as a percentage of sales during 2002, compared to 2001. The decrease in gross margin in 2002 is also attributable to the write off of certain software capitalization projects of $.3 million, an increase in inventory obsolescence expense of $.3 million, and lower gross margins on the newly acquired computing products.

Total Operating Expenses. Total operating expenses amounted to $15.1 million and $16.4 million in 2002 and 2001, respectively, and include expenses associated with the new Computing Products Group (formerly Ziatech Corporation) during the fourth quarter 2002. During January and September 2002, the Company took actions to improve its cost structure by more closely aligning expenses with current revenue levels. These expense reductions amounted to $2.6 million annually and were attained by reducing staffing levels by approximately 20% and by consolidating one remote office location to more efficiently provide engineering and product support. Despite these efforts, when total operating expenses are spread over lower sales volumes, total operating expenses increased to 55.9% of sales in 2002, compared to 45.0% in 2001.

Selling and marketing expenses amounted to $4.4 million and $5.5 million in 2002 and 2001, respectively. This decrease in expense is primarily the result of lower personnel and commission expenses, and reductions in advertising, travel and trade show participation. This decrease was partially offset by expenses associated with the new Computing Products Group during the fourth quarter 2002.

Research and development expenses amounted to $6.9 million and $7.9 million in 2002 and 2001, respectively. This decrease in expense is primarily attributable to lower engineering staff levels. This decrease was partially offset by expenses associated with the new Computing Products Group during the fourth quarter 2002. Despite the net reduction in expense, management continues to commit significant resources to the development of new products. In addition, the Company capitalizes certain software development costs, which reduce the amount of software development costs charged to operating expense. Amounts capitalized were $1.2 million and $1.7 million for 2002 and 2001, respectively. Gross expenditures for engineering and software development were $8.1 million and $9.6 million for 2002 and 2001, respectively.

General and administrative expenses amounted to $2.7 million and $2.9 million in 2002 and 2001, respectively. This decrease in expense is the result of tightened control over general and administrative expenses and lower personnel related expenses. This decrease was partially offset by expenses associated with the new Computing Products Group during the fourth quarter 2002.

Restructuring charges amounted to $.6 million in 2002. These non-recurring expenses were associated with actions the Company took to improve its cost structure. They include severance related to staffing reductions and expenses associated with closing the Raleigh, North Carolina engineering facility.

In-process research and development expenses were $.4 million in 2002. This is a one-time charge for in-process research and development costs associated with the Ziatech acquisition that were expensed in accordance with FASB Interpretation No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility and had no alternative use.

Class action legal settlement charges were $.1 million in 2002. In September 2002, the Company signed a Memorandum of Understanding for settlement of the class action litigation outstanding since May 2000.

Other Income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal and U.S. Treasury securities with maturities of less than one year. Over the past twelve months, interest rates have declined reducing interest income by $.4 million in 2002.

Income Taxes. The income tax benefit of $.8 million during 2002 reflects tax credits due the Company relating to its international operations, as well as benefits derived from its research activities, foreign sales and tax-exempt interest. The income tax provision for 2001 is based on the combined federal, state and foreign effective tax rate of 33%.

Equity in Loss of Unconsolidated Company, net of tax. In September 2002, the Company completed a 47% minority interest investment in Momentum Computer Inc., a developer of specialized single board computer solutions located in Carlsbad, California. During 2002, a loss of $.1 million was recorded reflecting the allocation of Momentum's net loss to the Company, based on the Company's ownership percentage.

Year  Ended  December 31, 2001,  compared with the  Year Ended December 31, 2000

Sales. Total revenue for 2001 was $36.5 million, compared to $39.0 million for 2000. For the years indicated, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, IP Switching products, U.S. Government/LAN interface products, and Other products. Revenue from each product category expressed as a percentage of sales for 2001 and 2000 is as follows:

                                                  2001                  2000
                                             --------------      ---------------

Signaling and network access products              87%                   82%
IP Switching products                               5%                    1%
U.S. Government/LAN interface products              0%                    3%
Other                                               8%                   14%
                                             --------------      ---------------

    Total                                         100%                  100%
                                             ==============      ===============

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

Business Strategy

Performance Technologies has a proven history of successfully adapting its products, services and organization to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. With the Ziatech acquisition in October 2002, the Company substantially broadened both its product offering and market coverage to include additional computing and system products that can be effectively supplied to a market that is twice the size of that which was available to the Company prior to the acquisition. Following the acquisition, a new corporate strategy was defined that integrates the Company's technological innovation and product breadth. Please refer to PART 1, Item 1, under the caption "Business", for a discussion of the Company's new corporate and product strategies for 2003.

Liquidity and Capital Resources

At December 31, 2002, the Company's primary source of liquidity included cash, cash equivalents and marketable securities of $24.1 million and available borrowings of $5.0 million under a bank revolving credit facility. No amounts were outstanding under this credit facility as of December 31, 2002. The Company had working capital of $32.1 million and $34.7 million at December 31, 2002 and 2001, respectively.

Cash generated by operating activities was $5.5 million, $9.0 million and $5.9 million in 2002, 2001 and 2000, respectively.

During 2002, cash used by investing activities was $10.4 million. Capital equipment purchases were $1.1 million, $1.3 million and $1.3 million in 2002, 2001 and 2000, respectively. In addition, the Company capitalizes certain software development costs. Amounts capitalized and included within investing activities were $1.2 million, $1.7 million and $.8 million in 2002, 2001 and 2000, respectively.

In October 2002, the Company acquired a portion of Intel Corporation's Embedded Communications Platform Division (formerly Ziatech Corporation) for a cash purchase price of $3.0 million, plus $.6 million of acquisition related expenses.

In September 2002, the Company completed a minority interest investment of $1.5 million in Momentum Computer, Inc. and loaned Momentum an additional $1 million to be used for working capital.

In August 2002, the Board of Directors authorized a plan to repurchase up to one million shares of the Company's common stock. During 2002, the Company repurchased a total of 35,000 shares at a total cost of $.1 million under this program.

In March 2001, the Board of Directors authorized a one-year plan to repurchase up to an additional 500,000 shares of the Company's common stock. The Company did not repurchase any shares under this program in 2002, compared to 206,000 shares repurchased at a total cost of $2.2 million under this program in 2001.

In August 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock and the Company repurchased 342,000 and 658,000 of its common shares in 2001 and 2000, respectively. The total cost of repurchasing such shares was $4.7 million and $8.8 million in 2001 and 2000, respectively. This program was completed in March 2001.

As a result of the net loss in the third quarter 2002, the Company was in violation of one of the covenants under the bank revolving credit facility. Subsequent to the end of the quarter, the default on the covenant violation was waived. The Company was in compliance with such covenants at December 31, 2002 and the revolving credit facility was amended and extended through April 15, 2003. The Company is currently negotiating a new bank revolving credit facility which may result in a less favorable credit arrangement.

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments for each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company has leased facilities in its other operating locations in North America that expire between 2003 through 2005.

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 2002 are as follows:

          2003                                 $ 1,429,000
          2004                                   1,443,000
          2005                                   1,296,000
          2006                                   1,295,000
          2007                                   1,321,000
          Thereafter                             3,867,000
                                               ------------
Total minimum lease payments                   $10,651,000
                                               ============

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and marketable securities together with cash generated from operations will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.

Recently Issued Accounting Pronouncements

FAS 141 - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement are accounted for using one method, purchase accounting. On October 2, 2002, the Company adopted SFAS No. 141. The purchase of a portion of Intel Corporation's Communications Platform Division (formerly Ziatech Corporation) was accounted for and reported in accordance with this Statement.

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

FAS 146 - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. On July 1, 2002, the Company adopted SFAS No. 146. Adoption of this statement did not have a material impact on the results of operations or the financial position of the Company.

FAS 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has previously adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. On December 31, 2002, the Company adopted the disclosure requirements of SFAS No. 148. Adoption of this statement did not have a material impact on the results of operations or the financial position of the Company.

FIN 45 - In November 2002, the FASB issued Interpretation No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, the Company does not currently believe this interpretation will have a material impact on the results of operations or the financial position of the Company.

FIN 46 - In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires companies with a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The only variable interest entity of the Company is its investment in Momentum Computer, Inc. disclosed in Note F. The Company is evaluating the impact of this interpretation on financial results.

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates, which management believes have the most significant effect on the financial statements are set forth below:

o        Revenue Recognition
o        Software Development Costs
o        Valuation of Inventory

Revenue Recognition: The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms, which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which generally occurs upon shipment by the Company. Revenue earned from arrangements for software systems requiring significant production, modification, or customization of software is recognized over the contract period as performance milestones are fulfilled. If all conditions of revenue recognition are not met, the Company defers revenue recognition. Revenue from consulting and other services is recognized at the time the services are rendered. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. Revenue from software maintenance contracts is recognized ratably over the contractual period. The Company believes that the accounting estimate related to revenue recognition is a "critical accounting estimate" because the Company's terms of sale can vary, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectability is reasonably assured.

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If in the judgment of management, technological feasibility for a particular project has not been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to costs of goods sold, as applicable. The Company believes that the accounting estimate related to software development costs is a "critical accounting estimate" because the Company's management exercises judgment in determining whether project costs are expensed as research and development. Such judgments may materially affect expense amounts for any period. Management exercises judgment within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

Valuation of inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. The Company's inventory includes purchased parts and components, work in process and finished goods. The Company provides inventory reserves for excess, obsolete or slow moving inventory after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company manages its exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk, Canadian currency fluctuation risk and changes in the market value of its investments, and believes its exposure to such risk is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of U.S. Treasury securities, municipal securities and corporate obligations. The Company does not participate in the investment of derivative financial instruments.

ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements:                                          Page
                                                                        ----

   Report of Independent Accountants                                     21
   Consolidated Balance Sheets at December 31, 2002 and 2001             22
   Consolidated Statements of Income for the Years Ended
      December 31, 2002, 2001 and 2000                                   23
   Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 2002, 2001 and 2000               24
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2002, 2001 and 2000                                   25
   Notes to Consolidated Financial Statements                            26

Index to Financial Statement Schedules:

Schedule II   - Valuation and qualifying  accounts
   Schedule II a - Allowance for doubtful accounts                       35
   Schedule II b - Reserve for inventory obsolescence                    36

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
February 5, 2003

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         December 31,
                                                                  2002                 2001
                                                                  ----                 ----

Current assets:
   Cash and cash equivalents                                   $22,077,000          $26,913,000
   Marketable securities                                         2,006,000
   Accounts receivable, net                                      6,622,000            6,905,000
   Inventories, net                                              4,550,000            3,756,000
   Prepaid expenses and other assets                               942,000              359,000
   Deferred taxes                                                1,574,000              608,000
                                                             ---------------      ---------------
         Total current assets                                   37,771,000           38,541,000

Property, equipment and improvements, net                        3,012,000            2,465,000
Software development costs, net                                  2,068,000            1,948,000
Note receivable from unconsolidated company                      1,000,000
Investment in unconsolidated company                             1,353,000
                                                             ---------------      ---------------
         Total assets                                          $45,204,000          $42,954,000
                                                             ===============      ===============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $ 1,926,000          $   417,000
   Income taxes payable                                            502,000              350,000
   Accrued expenses                                              3,213,000            3,046,000
                                                             ---------------      ---------------
         Total current liabilities                               5,641,000            3,813,000

Deferred taxes                                                     754,000              799,000
                                                             ---------------      ---------------
         Total liabilities                                       6,395,000            4,612,000
                                                             ---------------      ---------------

Commitments and contingencies (Notes I and P)

Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000 shares
      authorized; none issued
   Common stock - $.01 par value; 50,000,000 shares
      authorized; 13,260,038 shares issued                         133,000              133,000
   Additional paid-in capital                                   10,961,000           11,305,000
   Retained earnings                                            40,565,000           40,239,000
   Treasury stock - at cost, 1,013,696 and 1,024,547 shares
      held at December 31, 2002 and 2001, respectively         (12,782,000)         (13,284,000)
   Accumulated other comprehensive loss                            (68,000)             (51,000)
                                                             ---------------      ---------------

         Total stockholders' equity                             38,809,000           38,342,000
                                                             ---------------      ---------------

         Total liabilities and stockholders' equity            $45,204,000          $42,954,000
                                                             ===============      ===============

     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                  Year Ended December 31,
                                                        2002               2001               2000
                                                        ----               ----               ----

Sales                                               $27,014,000        $36,517,000        $38,963,000
Cost of goods sold                                   12,846,000         13,327,000         13,768,000
                                                  ---------------    ---------------    ---------------
Gross profit                                         14,168,000         23,190,000         25,195,000
                                                  ---------------    ---------------    ---------------

Operating expenses:
   Selling and marketing                              4,385,000          5,534,000          4,889,000
   Research and development                           6,914,000          7,941,000          8,926,000
   General and administrative                         2,735,000          2,946,000          2,497,000
   Restructuring charges                                573,000
   In-process research and development                  366,000
   Class action legal settlement                        143,000
                                                  ---------------    ---------------    ---------------
      Total operating expenses                       15,116,000         16,421,000         16,312,000
                                                  ---------------    ---------------    ---------------
(Loss) income from operations                          (948,000)         6,769,000          8,883,000

Other income, net                                       550,000            971,000          1,947,000
                                                  ---------------    ---------------    ---------------
(Loss) income before income taxes and equity in
   loss of unconsolidated company                      (398,000)         7,740,000         10,830,000

Income tax (benefit) provision                         (819,000)         2,554,000          3,780,000
                                                  ---------------    ---------------    ---------------
Income before equity in loss of unconsolidated company  421,000          5,186,000          7,050,000


Equity in loss of unconsolidated company, net of tax    (95,000)
                                                  ---------------    ---------------    ---------------
      Net income                                    $   326,000        $ 5,186,000        $ 7,050,000
                                                  ===============    ===============    ===============




Basic earnings per share                               $    .03           $    .42           $    .54
                                                  ===============    ===============    ===============

Diluted earnings per share                             $    .03           $    .41           $    .51
                                                  ===============    ===============    ===============




Weighted average number of common shares used in
   basic earnings per share                          12,263,351         12,282,400         13,105,953
Potential common shares                                 109,721            425,661            663,080
                                                  ---------------    ---------------    ---------------
Weighted average number of common shares used in
   diluted earnings per share                        12,373,072         12,708,061         13,769,033
                                                  ===============    ===============    ===============






     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Accumulated
                                                      Additional                                        Other
                              Common Stock             Paid-in         Retained      Treasury       Comprehensive
                         Shares          Amount        Capital         Earnings       Stock         Income (loss)        Total
                       ------------   -----------   -------------    ------------   -------------   -------------    ------------
Balance -
   January 1, 2000      13,186,526     $ 132,000     $12,665,000     $28,003,000                        $ 28,000     $40,828,000

2000 net income                                                        7,050,000                                       7,050,000
Currency translation
   adjustment                                                                                            (79,000)        (79,000)
Exercise of options
   and warrants             73,512         1,000        (304,000)                   $    783,000                         480,000
Tax benefit-option plan                                   14,000                                                          14,000
Purchase of treasury
   stock-658,200 shares                                                               (8,825,000)                     (8,825,000)
                       ------------   -----------   -------------    ------------   -------------   -------------    ------------
Balance -
   December 31, 2000    13,260,038       133,000      12,375,000      35,053,000      (8,042,000)        (51,000)     39,468,000

2001 net income                                                        5,186,000                                       5,186,000
Currency translation
   adjustment
Exercise of options
   and warrants                                       (1,089,000)                      1,630,000                         541,000
Tax benefit-option plan                                   19,000                                                          19,000
Purchase of treasury
   stock-547,334 shares                                                               (6,872,000)                     (6,872,000)
                       ------------   -----------   -------------    ------------   -------------   -------------    ------------
Balance -
   December 31, 2001    13,260,038       133,000      11,305,000      40,239,000     (13,284,000)        (51,000)     38,342,000

2002 net income                                                          326,000                                         326,000
Currency translation
   adjustment                                                                                            (17,000)        (17,000)
Exercise of options                                     (371,000)                        621,000                         250,000
Tax benefit-option plan                                   27,000                                                          27,000
Purchase of treasury
   stock-34,511 shares                                                                  (119,000)                       (119,000)
                       ------------   -----------   -------------    ------------   -------------   -------------    ------------

Balance -
   December 31, 2002    13,260,038     $ 133,000     $10,961,000     $40,565,000    $(12,782,000)       $(68,000)    $38,809,000
                       ============   ===========   =============    ============   =============   =============    ============


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                       2002               2001                2000
                                                                       ----               ----                ----
Cash flows from operating activities:
  Net income                                                       $   326,000        $ 5,186,000         $ 7,050,000
  Non-cash adjustments:
     Depreciation and amortization                                   2,124,000          1,537,000           1,313,000
     Provision for bad debts                                           200,000            152,000             (70,000)
     Reserve for inventory obsolescence                                980,000            708,000           1,027,000
     Non-cash restructuring charges                                    209,000
     Deferred income taxes                                              32,000            392,000             595,000
     In-process research and development                               366,000
     Equity in loss of unconsolidated company, net of tax               95,000
  Changes in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable                                               80,000            336,000           2,131,000
      Inventories                                                     (104,000)         1,324,000          (2,915,000)
      Prepaid expenses and other                                      (226,000)           386,000             (63,000)
      Accounts payable and accrued expenses                          1,221,000         (1,130,000)         (1,407,000)
      Income taxes payable                                             177,000            150,000          (1,760,000)
                                                               ----------------   ----------------    ----------------
         Net cash provided by operating activities                   5,480,000          9,041,000           5,901,000
                                                               ----------------   ----------------    ----------------

Cash flows from investing activities:
  Purchases of property, equipment and improvements                 (1,110,000)        (1,325,000)         (1,348,000)
  Capitalized software development costs                            (1,188,000)        (1,654,000)           (819,000)
  Purchase of marketable securities                                 (2,006,000)            (5,000)        (17,988,000)
  Maturities of marketable securities                                                  10,000,000          30,000,000
  Business acquisition                                              (3,643,000)
  Investment in unconsolidated company                              (1,500,000)
  Note receivable from unconsolidated company                       (1,000,000)
                                                               ----------------   ----------------    ----------------
       Net cash (used) provided by investing activities            (10,447,000)         7,016,000           9,845,000
                                                               ----------------   ----------------    ----------------

Cash flows from financing activities:
  Repayment of debt                                                                                            (6,000)
  Exercise of stock options and warrants                               250,000            541,000             480,000
  Purchase of treasury stock                                          (119,000)        (6,872,000)         (8,825,000)
                                                               ----------------   ----------------    ---------------
       Net cash provided (used) by financing activities                131,000         (6,331,000)         (8,351,000)
                                                               ----------------   ----------------    ----------------

       Net (decrease) increase in cash and cash equivalents         (4,836,000)         9,726,000           7,395,000
Cash and cash equivalents at beginning of year                      26,913,000         17,187,000           9,792,000
                                                               ----------------   ----------------    ---------------
Cash and cash equivalents at end of year                           $22,077,000        $26,913,000         $17,187,000
                                                               ================   ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net of (refunds)                                $(1,050,000)       $ 2,033,000         $ 5,050,000

Non-cash financing activity:
   Exercise of stock options using 800 and 100 shares
      of common stock in 2001 and 2000, respectively               $                  $    10,000         $     4,000


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a leading developer of embedded computing products and system-level solutions for equipment manufacturers and service providers worldwide with competencies in compute platforms, IP/Ethernet switching, communications software, wide area networking, SS7/IP interworking and high availability.

Segment Data, Geographic Information and Significant Customers: The Company operates in one industry segment. Export sales to customers outside North America represented 25%, 27% and 30% of sales for the years ended December 31, 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000, four customers accounted for approximately 28%, 30% and 32%, respectively, of sales, with no single customer representing greater than 9%, 9% and 12%, respectively, of sales.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company owns 20% to 50% of the voting stock or exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. In addition, the consolidated financial statements include the operating results of Ziatech Corporation from the date of the acquisition (Note B). All significant inter-company transactions have been eliminated.

Foreign Currency Translation: The Canadian dollar is the functional currency of the Company's Canadian subsidiary. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included in "Accumulated other comprehensive income
(loss)" as a separate component of stockholders' equity. Translation adjustments are not tax-effected as they relate to investments considered permanent in nature. Foreign currency transaction gains and losses are included in the Consolidated Statements of Income.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, marketable securities and accounts receivable. Marketable securities consist of high quality, short-term interest-bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable. UTStarcom represented 23% of accounts receivable at December 31, 2002, and Telefonica Moviles Espana and Bell Canada represented 19% and 15% of accounts receivable, respectively, at December 31, 2001.

Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair values at December 31, 2002 and 2001, as the maturity of these instruments are generally short term.


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

Revenue Recognition: The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Revenue is recognized upon receipt of a signed purchase order or contract, product shipment, provided the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from arrangements for software systems requiring significant production, modification, or customization of software is recognized over the contract period as performance milestones are fulfilled. Revenue from consulting and other services is recognized at the time the services are rendered. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

Long-Lived Assets: The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Research and Development: Research and development costs are expensed as incurred.


Advertising: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $69,000, $249,000 and $244,000 for 2002, 2001 and 2000,
respectively.

Software Development Costs: On a product-by-product basis, software development costs incurred subsequent to the establishment of technological feasibility and prior to general release of the product are capitalized and amortized commencing after general release over its estimated remaining economic life, generally three years, or using the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization.


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

Stock Based Employee Compensation: At December 31, 2002, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plan. Had compensation cost for the stock option plan been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                      Year Ended December 31,
                                                           2002              2001              2000
                                                    ---------------    ---------------   ---------------

Net income, as reported                               $   326,000         $5,186,000        $7,050,000

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects           (2,285,000)        (1,699,000)       (2,480,000)
                                                    ---------------    ---------------   ---------------
Pro forma net income (loss)                           $(1,959,000)        $3,487,000        $4,570,000
                                                    ===============    ===============   ===============

Earnings (loss) per share:
Basic - as reported                                   $       .03         $      .42        $      .54
                                                    ===============    ===============   ===============
Basic - pro forma                                     $      (.16)        $      .28        $      .35
                                                    ===============    ===============   ===============

Diluted - as reported                                 $       .03         $      .41        $      .51
                                                    ===============    ===============   ===============
Diluted - pro forma                                   $      (.16)        $      .27        $      .33
                                                    ===============    ===============   ===============

The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2002 and 2001, and 33% per year for options granted in 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: Dividend yield of 0%; expected volatility of 68%, 64% and 63%; risk-free interest rate of 3.7%, 4.7% and 6.2%; and expected lives of four years in 2002 and 2001, and three years in 2000, respectively.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive employee stock options and warrants, applying the treasury stock method.
Dilutive earnings per share calculations exclude the effect of approximately 1,740,000, 864,000 and 236,000 options for 2002, 2001 and 2000, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

Recent Accounting Pronouncements: FAS 141 - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses financial accounting and reporting for business combinations. All business combinations in the scope of this Statement are accounted for using one method, purchase accounting. On October 2, 2002, the Company adopted SFAS No. 141. The purchase of a portion of Intel Corporation's Communications Platform Division (formerly Ziatech Corporation) was accounted for and reported in accordance with this Statement.

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

FAS 146 - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. On July 1, 2002, the Company adopted SFAS No. 146. Adoption of this statement did not have a material impact on the results of operations or the financial position of the Company.

FAS 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has previously adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. On December 31, 2002, the Company adopted the disclosure requirements of SFAS No. 148. Adoption of this statement did not have a material impact on the results of operations or the financial position of the Company.

FIN 45 - In November 2002, the FASB issued Interpretation No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, the Company does not currently believe this interpretation will have a material impact on the results of operations or the financial position of the Company.

FIN 46 - In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires companies with a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the guidance could result in the consolidation of a variable interest entity. The only variable interest entity of the Company is its investment in Momentum Computer, Inc. disclosed in Note F. The Company is evaluating the impact of this interpretation on financial results.

Note B - Acquisition

On October 2, 2002, the Company acquired a portion of Intel Corporation's Embedded Communications Platform Division (Ziatech Corporation). The acquisition of all outstanding shares of Ziatech Corporation (Ziatech) was completed at a cash purchase price of $2,967,000. The results of Ziatech have been included in the consolidated financial statements from the date of acquisition. The Ziatech single board computer and chassis products will enable the Company to serve a broader range of customers in the Company's target markets. The purchase price allocation was prepared in accordance with the application of SFAS No. 141, "Business Combinations." Following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Inventories, net                                                 $ 1,670,000
All other current assets                                           1,343,000
Property, equipment and improvements                                 554,000
Acquired in-process research and development                         366,000
                                                               ----------------
   Total assets acquired                                           3,933,000
                                                               ----------------

Current liabilities                                                  290,000
Acquisition costs incurred                                           676,000
                                                               ----------------
   Total liabilities acquired and acquisition costs                  966,000
                                                               ----------------

   Purchase price                                                $ 2,967,000
                                                               ================

The value of $366,000 assigned to acquired in-process research and development (IPR&D) was expensed upon acquisition because the technological feasibility of all acquired projects under development had not been established and had no alternative future use. The IPR&D relates to certain single board computer and chassis products for use in embedded systems. Certain amounts reflected in the purchase price allocation are preliminary; however, the Company does not expect material changes.

Note C - Accounts Receivable, net

Accounts receivable consisted of the following:           At December 31,
                                                      2002             2001
                                                  -------------    -------------
Accounts receivable                               $ 6,923,000      $ 7,189,000
Less:  allowance for doubtful accounts               (301,000)        (284,000)
                                                  -------------    -------------
      Net                                         $ 6,622,000      $ 6,905,000
                                                  =============    =============

Note D - Inventories, net

Inventories consisted of the following:                   At December 31,
                                                      2002             2001
                                                  -------------    -------------

Purchased parts and components                    $ 3,967,000      $ 1,329,000
Work in process                                     2,046,000        2,778,000
Finished goods                                      2,088,000          468,000
                                                  -------------    -------------
                                                    8,101,000        4,575,000
Less:  reserve for inventory obsolescence          (3,551,000)        (819,000)
                                                  -------------    -------------
      Net                                         $ 4,550,000      $ 3,756,000
                                                  =============    =============

The reserve for inventory obsolescence includes $2,666,000 at December 31, 2002 for the newly acquired Ziatech Corporation.

Note E - Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:
                                                          At December 31,
                                                      2002             2001
                                                  -------------    -------------
Land                                               $  407,000        $  407,000
Engineering equipment and software                  4,180,000         3,876,000
Manufacturing equipment                             1,955,000         1,313,000
Furniture and equipment                             1,655,000         1,364,000
Leasehold improvements                                271,000           166,000
                                                  -------------    -------------
                                                    8,468,000         7,126,000
Less: accumulated depreciation and amortization    (5,456,000)       (4,661,000)
                                                  -------------    -------------
      Net                                          $3,012,000        $2,465,000
                                                  =============    =============

Total depreciation and amortization expense for equipment and improvements for 2002, 2001 and 2000 was $1,070,000, $975,000 and $894,000, respectively.

Note F - Investment in Unconsolidated Company

In September 2002, the Company completed an agreement to invest $1,500,000 for a 47% ownership interest in Momentum Computer, Inc. (Momentum), a developer of specialized single board computer solutions for the data communications, telecom, military and aerospace markets. This investment is accounted for under the equity method. The Company has an option to acquire the remaining ownership of Momentum during a specified future period for additional consideration based on a formula calculation. As part of the investment agreement, the Company also loaned $1,000,000 to Momentum to be used for its working capital requirements. This loan is due and payable September, 2006, is guaranteed by the majority stockholder, and carries an interest rate at the prime rate or prime plus two percent. The Company records its investment in Momentum on the Consolidated Balance Sheets as "Investment in unconsolidated company" and its share of Momentum's earnings or loss as "Equity in loss of unconsolidated company, net of tax" on the Consolidated Statements of Income.

Note G - Accrued Expenses

Accrued expenses consisted of the following:              At December 31,
                                                      2002             2001
                                                  -------------  -------------

Accrued compensation                              $ 1,642,000    $ 1,294,000
Accrued professional services                         453,000        329,000
Deferred revenue                                      470,000        917,000
Accrued restructuring charges                         163,000
Other accrued expenses                                485,000        506,000
                                                  -------------  -------------
      Total                                       $ 3,213,000    $ 3,046,000
                                                  =============  =============

Note H - Credit Agreements

At December 31, 2002, the Company had a revolving credit loan agreement with a bank under which it can borrow up to $5 million, which expires on April 15, 2003. Borrowings bear interest either at the bank's prime rate or the one-month LIBOR rate plus applicable basis points as outlined in the agreement. Borrowings are collateralized by trade accounts receivable, inventory, equipment, contract rights and intangibles. The agreement requires the Company to meet certain financial and non-financial covenants. As a result of the net loss in the third quarter 2002, the Company was in violation of one of the covenants under the revolving credit facility. Subsequent to the end of the quarter, the default on the covenant violation was waived. The Company was in compliance with such covenants at December 31, 2002. There were no balances outstanding under this agreement at December 31, 2002 and 2001. The annual fee on the credit loan agreement is immaterial.

Note I - Commitments

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments for each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company has leased facilities in its other operating locations in North America that expire between 2003 through 2005.

Future minimum lease payments for all operating leases having a remaining term in excess of one year at December 31, 2002 are as follows:

          2003                                        $ 1,429,000
          2004                                          1,443,000
          2005                                          1,296,000
          2006                                          1,295,000
          2007                                          1,321,000
          Thereafter                                    3,867,000
                                                      -----------
Total minimum lease payments                          $10,651,000
                                                      ===========

Rental expense amounted to $1,218,000,  $908,000 and $830,000 for 2002, 2001 and
2000, respectively.

Note J - Stockholders' Equity

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

In March 2001, the Board of Directors authorized the repurchase of an additional five hundred thousand shares of the Company's common stock. The Company did not repurchase any shares under this program in 2002. During 2001, the Company repurchased a total of 205,534 shares at a total cost of $2,173,000. This program expired in March 2002.

In August 2002, the Board of Directors authorized the repurchase of an additional one million shares of the Company's common stock. During 2002, the Company repurchased a total of 34,511 shares at a total cost of $119,000 under this program.

Note K - Stock Option Plan

In 1986, the Company established the 1986 Incentive Stock Option Plan pursuant to which the Board of Directors reserved 2,700,000 shares of common stock for grant. On February 9, 2000, the stockholders approved an amendment to the Stock Option Plan to increase, by 500,000 shares, the number of authorized shares that may be issued pursuant to this Plan. On May 31, 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. The 2001 Stock Option Plan replaced the 1986 plan, which expired on December 31, 2001. Options for the purchase of 276,000 shares available for issuance under the 1986 plan were cancelled upon adoption of the 2001 plan. Options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire five or six years from the date of grant and generally vest over three, four or five years.

With respect to non-qualified options, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock at the exercise date. Tax benefits related to such non-qualified stock options are credited to additional paid-in capital.

The following table summarizes stock option activity under these plans:

                                                                Weighted-Average           Option
                                         Number of Shares        Exercise Price          Price Range

Outstanding at January 1, 2000               1,115,418                $8.72              $1.22 - $18.75
Granted                                        526,375               $15.14              $9.00 - $28.75
Exercised                                      (77,249)               $5.38              $1.22 -  $9.75
Expired                                        (64,013)              $14.09              $5.94 - $28.75
                                            -----------
Outstanding at December 31, 2000             1,500,531               $10.91              $4.44 - $28.75
Granted                                        572,950               $13.85              $8.00 - $14.50
Exercised                                      (65,650)               $7.36              $4.44 - $10.25
Expired                                       (189,001)              $15.05              $6.17 - $28.75
                                            -----------
Outstanding at December 31, 2001             1,818,830               $11.54              $4.83 - $28.75
Granted                                        615,250                $7.72              $3.40 -  $8.60
Exercised                                      (45,362)               $5.51              $4.83 -  $9.88
Expired                                       (242,038)              $12.55              $7.82 - $28.75
                                             ----------
Outstanding at December 31, 2002             2,146,680               $10.46              $3.40 - $28.75
                                            ===========

The following table summarizes information about stock options at December 31, 2002:

                                     Options outstanding                   Options exercisable


                                         Weighted      Weighted                         Weighted
                                          average      average                          average
      Range of                           remaining     exercise                         exercise
   exercise price          Options      life (yrs)      price             Options        price
---------------------  --------------- ------------ -------------     -------------- -------------
   $ 3.40-$ 6.14           508,355        4.0          $ 4.88            404,105        $ 5.15
   $ 6.15-$ 8.89           511,100        4.7          $ 8.43             58,650        $ 7.75
   $ 8.90-$11.64           387,475        1.3          $ 9.49            326,970        $ 9.43
   $11.65-$14.39           510,250        5.1          $13.84            289,995        $13.88
   $14.40-$28.75           229,500        2.1          $21.44            150,033        $20.80
---------------------  --------------- ------------ -------------     -------------- -------------
                         2,146,680        3.7          $10.46          1,229,753        $10.38
                       =============== ============ =============     ============== =============

At December 31, 2002, 875,050 options were available for future grant under the stock option plan. During 2001 and 2000, warrants for 56,250 shares for each year, issued at fair market value in 1995, were exercised at a price of $1.22 per share. At December 31, 2002, there are no warrants outstanding.

Note L - Stockholder Rights Plan

On October 27, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan. Under this plan, one preferred stock Purchase Right was distributed as a dividend for each share of common stock held by the stockholders of record as of the close of business of November 8, 2000. Until the occurrence of certain events, the Rights are traded as a unit with the common stock. Each Right will separate and entitle stockholders to buy stock upon the occurrence of certain events generally related to the change of control of the Company as defined in the Plan. The Rights become exercisable ten days after either: (1) an "Acquiring Person" acquires or commences a tender offer to acquire 15% or more of the Company's common stock, or (2) an "Adverse Person" has acquired 10% or more of the Company's common stock and the Board determines this person is likely to cause pressure on the Company to enter into a transaction that is not in the Company's best long-term interest. All Rights not held by an Acquiring Person or an Adverse Person become rights to purchase from the Company one one-thousandth of one share of preferred stock at an initial exercise price of $110 per Right. Each Right entitles the holder of that Right to purchase the equivalent of $220 worth of the Company's common stock for $110. If after such an event the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in the surviving entity. The Company may redeem the Rights for $.001 each. The Rights Plan expires on November 1, 2010 or can be modified or terminated, at the option of the Board of Directors.

Note M - Income Taxes

Pre-tax earnings and provision for income taxes consisted of the following for the years ended December 31, 2002, 2001 and 2000:

                                                                    2002              2001             2000
                                                               -------------     -------------    ------------

Pre-tax earnings (loss):
   United States                                                $(1,125,000)      $ 6,265,000     $  9,784,000
   Outside United States                                            727,000         1,475,000        1,046,000
                                                               -------------     -------------    ------------
   Total pre-tax earnings (loss)                               $   (398,000)      $ 7,740,000      $10,830,000
                                                               =============     =============    ============

The provisions (benefit) for income taxes were as follows:
                                                                    2002              2001             2000
                                                               --------------    -------------    ------------
Current income tax provision (benefit):
   Federal                                                     $   (827,000)      $ 1,551,000     $  2,874,000
   State                                                           (102,000)          198,000          288,000
   Foreign                                                           76,000           401,000           99,000
                                                               -------------     -------------    ------------
                                                                   (853,000)        2,150,000        3,261,000
Deferred provision                                                   34,000           404,000          519,000
                                                               -------------     -------------    ------------
   Total provision (benefit)                                   $   (819,000)      $ 2,554,000     $  3,780,000
                                                               ============      =============    ============

Reconciliation of the statutory U.S. federal income tax rate to effective rates were as follows:
                                                                    2002              2001             2000
                                                                    ----              ----             ----
Federal income tax at statutory rate                                34.0%            34.0%             34.0%
State tax provision, net of federal benefit                         17.0              1.7               1.8
Tax credits                                                         90.9             (4.5)             (2.0)
Foreign sales exemption                                             46.8             (3.4)             (2.8)
Acquired in-process research and development                       (31.3)
Other                                                               48.4              5.2               3.9
                                                                   ------            ------            ------
   Effective tax rate                                              205.8%            33.0%             34.9%
                                                                   ======            ======            ======


The deferred income tax assets and liabilities consisted of the following:


                                                                          At December 31,
Assets                                                                  2002             2001
-------                                                            --------------- -------------
Accrued vacation, payroll and other accrued expenses              $    181,000     $    111,000
Inventory obsolescence reserve and other inventory related items     1,272,000          320,000
Bad debt reserve                                                       105,000           87,000
Loss in investment in unconsolidated company                            51,000
Research tax credits                                                                     16,000
Other                                                                  (35,000)          74,000
                                                                   --------------- -------------
   Total deferred tax assets                                      $  1,574,000     $    608,000
                                                                   --------------- -------------

Liabilities
-----------
Capitalized software development cost, net                        $   (724,000)    $   (682,000)
Difference in tax basis of assets                                       37,000          (22,000)
Investment tax credit                                                  (67,000)         (95,000)
                                                                   --------------- -------------
   Total deferred tax liabilities                                     (754,000)        (799,000)
                                                                   --------------- -------------
     Net deferred tax asset (liability)                           $    820,000     $   (191,000)
                                                                   =============== =============

The deferred income tax asset for inventory obsolescence reserve and other inventory related items includes $941,000 at December 31, 2002 for the newly acquired Ziatech Corporation.

As of December 31, 2002, no deferred taxes have been provided on the undistributed earnings of its Canadian subsidiary, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

Note N - Research and Software Development Costs

The Corporation incurred research and software development costs relating to the development of new products as follows:
                                           2002           2001         2000
                                      -------------   ------------  ------------

Gross expenditures for engineering and
   software development                $8,102,000     $9,595,000     $9,745,000
Less:  amounts capitalized             (1,188,000)    (1,654,000)      (819,000)
                                      -------------   ------------  ------------
   Net charged to operating expenses   $6,914,000     $7,941,000     $8,926,000
                                      =============   ============  ============

Software development costs consisted of the following:
                                                           At December 31,
                                                         2002           2001
                                                      ------------  ------------

Capitalized software development costs                $4,167,000    $5,202,000
Less:  accumulated amortization                       (2,099,000)   (3,254,000)
                                                      ------------  ------------
   Net                                                $2,068,000    $1,948,000
                                                      ============  ============

Amortization of software development costs included in cost of goods sold was $1,068,000, $558,000 and $419,000 for 2002, 2001 and 2000, respectively.

Note O - Employee Benefit Plans

For the Company's operations in the United States, the Company's Retirement Savings Plans qualify under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plans were $15,000, $99,000 and $133,000 for 2002, 2001 and 2000, respectively. In conjunction with its Flexible Benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $82,000, $119,000 and $139,000 for 2002, 2001 and 2000, respectively.

For its operations in Canada, contributions were made to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government.
Discretionary matching contributions to the Plan were $28,000, $186,000 and $190,000 for 2002, 2001 and 2000, respectively.

Note P - Litigation

Following the Company's announcement on May 19, 2000 regarding its preliminary results of operations for the second quarter, several class action lawsuits were filed in the United States District Court for the Western District of New York against the Company, as well as several of its officers and directors, alleging violations of federal securities laws. On September 25, 2002, the Company announced it had signed a Memorandum of Understanding for the settlement of the class action litigation. The Company recorded a charge of $143,000 in the third quarter of 2002 in connection with the litigation. The terms of the settlement outlined in the memorandum between the Company and the class action plaintiffs have been submitted to the Court in the form of a settlement agreement. This proposed settlement will be subject to Court acceptance and approval.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Note Q - Transactions with Related Parties

Prior to the Company relocating to its current corporate headquarters and manufacturing facility in April 2002, the Company leased its primary facility in Rochester, New York from an entity controlled by two directors of the Company. During 2002, 2001 and 2000, the Company paid rent of $117,000, $347,000 and $335,000, respectively, for the use of this location. This lease expired in April 2002.

Note R - Restructuring Programs

During 2002, the Company recorded restructuring charges of $573,000 as the Company improved its cost structure primarily through reductions in the Company's staff and by consolidating the engineering operations of its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The programs were completed during the first and third quarters of 2002 as the continuing decline in capital spending in the Company's target markets resulted in lower than anticipated Company revenue. The restructuring charges were comprised of $341,000 for employee severance and related costs, $177,000 related to lease commitments for the closure of the Raleigh, North Carolina facility and $55,000 for the disposal of equipment and leasehold improvements. The severance charges were for approximately 40 employees and were initiated throughout the organization. Substantially, all actions under these programs were completed in 2002, although lease commitments will continue through 2005. A summary of the activity with respect to the restructuring accrual is as follows:


                        Severance
                       and related           Leasehold                Asset
                          costs              commitments            impairment            Total
                    ----------------      ----------------        --------------     --------------
2002 charge              $341,000              $177,000               $55,000           $573,000
2002 utilization         (332,000)              (23,000)              (55,000)          (410,000)
                    ----------------      ----------------        --------------     --------------
Balance at
   December 31, 2002     $  9,000              $154,000                                 $163,000
                    ================      ================        ==============     ==============




Note S - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

                                                             2002
                                   ---------------------------------------------------------

                                             (in thousands, except per share data)
                                     Mar. 31         Jun. 30        Sep. 30        Dec. 31
                                   -----------    ------------    -----------    -----------
Sales                                 $6,407          $6,619         $3,955        $10,033
Gross profit                           3,755           3,943          1,739          4,731
Income (loss) from operations            454             468         (1,803)           (67)
Net income (loss)                        393             407         (1,191)           717

Basic earnings per share              $ 0.03          $ 0.03         $(0.10)       $  0.06

Diluted earnings per share            $ 0.03          $ 0.03         $(0.10)       $  0.06


                                                             2001
                                   ---------------------------------------------------------
                                             (in thousands, except per share data)
                                     Mar. 31         Jun. 30        Sep. 30        Dec. 31
                                   -----------    ------------    -----------    -----------
Sales                                 $9,700          $9,444         $9,871        $ 7,502
Gross profit                           5,891           5,833          6,493          4,973
Income from operations                 1,364           1,638          2,456          1,311
Net income                             1,152           1,259          1,770          1,005

Basic earnings per share              $ 0.09          $ 0.10         $ 0.14        $  0.08

Diluted earnings per share            $ 0.09          $ 0.10         $ 0.14        $  0.08


Due to rounding, the sum of the quarters in 2002 and 2001 does not equal the total earnings per share for the year.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The information required by Part III, Items 10 - 13, is omitted from this Report and presented in the Company's definitive proxy statement to be filed, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on June 3, 2003, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant

The section entitled "Election of Directors" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2003, sets forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2003, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2003, sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference. Information required by this item concerning securities authorized for issuance under equity compensation plans is included in Part II,
Item 5 under the caption "Equity Plan Information."

ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2003, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

ITEM 14 - Controls and Procedures

   a.    Evaluation of Disclosure Controls and Procedures

         In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including the certifying officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the certifying officers concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

   b.    Changes in Internal Controls

         There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)      Financial Statements
         The financial statements filed as part of this report are included in the response to Item 8 of Part III of this 10-K report.

(2)      Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         Schedule II a - Allowance for Doubtful Accounts

                                                                   Additions
                                                                  (reversals)    Deductions
                                                 Balance at       -----------    -----------       Balance at
                                                  beginning       charged to        amounts          end of
                                                  of period        earnings       written off        period
                                                 ------------    -------------    -------------    ------------

Year Ended December 31, 2002
Deducted in the Consolidated Balance Sheet from Accounts Receivable

   Allowance for doubtful accounts                  $284,000         $200,000         $183,000        $301,000
                                                 ============    =============    =============    ============
Year Ended December 31, 2001
Deducted in the Consolidated Balance Sheet
   from Accounts Receivable

   Allowance for doubtful accounts                  $186,000         $152,000          $54,000        $284,000
                                                 ============    =============    =============    ============

Year Ended December 31, 2000
Deducted in the Consolidated Balance Sheet from Accounts Receivable

   Allowance for doubtful accounts                  $795,000        $ (70,000)        $539,000        $186,000
                                                 ============    =============    =============    ============


         Schedule II b - Reserve for Inventory Obsolescence

                                                                    Additions               Deductions
                                           Balance at      -----------------------------    ------------     Balance at
                                           beginning       charged to                         Amounts          end of
                                           of period        earnings        Other (1)       written off        period
                                          -------------    ------------    -------------    ------------    -------------

Year ended December 31, 2002
Deducted in the Consolidated
   Balance Sheet from Inventories

   Reserve for inventory obsolescence       $  819,000      $  980,000       $2,916,000      $1,164,000       $3,551,000
                                          =============    ============    =============    ============    =============

Year ended December 31, 2001
Deducted in the Consolidated
   Balance Sheet from Inventories

   Reserve for inventory obsolescence       $1,124,000      $  708,000                       $1,013,000       $  819,000
                                          =============    ============    =============    ============    =============

Year ended December 31, 2000
Deducted in the Consolidated
   Balance Sheet from Inventories

   Reserve for inventory obsolescence       $  918,000      $1,027,000                       $  821,000       $1,124,000
                                          =============    ============    =============    ============    =============


(1) The value assigned to the reserve for inventory obsolescence at October 2, 2002 for the inventory associated with the Ziatech acquisition.

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits
Exhibit  Ref.
Number   Number        Description

2.1      (12)          Stock Purchase  Agreement  between Intel  Corporation and
                             the Registrant,  dated as of September 12, 2002.
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
10.1     (3)           Revolving Credit  Agreement dated as of December 30, 1998
                             between the Registrant and The Chase Manhattan Bank, N.A.
10.1a    (8)           Amendment Number One to Revolving Credit  Agreement dated
                             as of November 1, 2000 between the Registrant and The Chase Manhattan Bank, N.A.
10.1b    (11)          Amendment Number Two to Revolving Credit Agreement  dated
                             as of October 30, 2002 between the Registrant and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, N.A.
10.1c    (*)           Amendment  Number  Three to  Revolving  Credit  Agreement
                             dated as of March 13, 2003 between the Registrant and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, N.A.
10.2     (3)           Revolving  Credit Note in the amount of  $5,000,000 dated
                             December 30, 1998 given by the Registrant to The Chase Manhattan Bank, N.A.
10.3     (1)           Security  Agreements  granted  by  the  Registrant to The
                             Chase Manhattan Bank, N.A. dated as of April 13, 1985, April 13, 1993 and as of June 17, 1993, and
                             with respect to Performance Computer Corporation only, the Security Agreement dated as of June 17, 1993 granted to The Chase Manhattan Bank, N.A. by Performance Computer Corporation and certain other Affiliates of the Registrant (which other Affiliates have been released) and all amendments and modifications thereto
10.10    (1)(10)       Sublease  Agreement  between  the  Registrant  and  C & J
                             Enterprises dated as of September 1, 1990 - as amended
10.16    (1)           License  Agreement  between  the  Registrant  and  Spider
                             Systems  Limited dated March 18, 1992
10.28    (1)           Adoption  Agreement  between the Registrant and Principal
                             Mutual Life Insurance Company dated September 20, 1993
10.29    (1)           The Principal Financial  Group  Prototype  Basic  Savings
                             Plan dated May 7, 1990
10.30    (1)           Form of Stock Option Agreement
10.31    (1)           Form of Warrant Agreement
10.32    (4)           Share  Acquisition  Agreement   between   Registrant  and
                             MicroLegend Telecom Systems, Inc. as of December 2, 1999
10.33    (4)           Amendment   to   Share  Acquisition   Agreement   between
                             Registrant and MicroLegend Telecom Systems, Inc. as of December 10, 1999
10.33a   (10)          Lease  Agreement  dated  as of May 19, 2001  between  the
                             Registrant and Christa PT, LLC
10.33b   (10)          First  Amendment  to  Lease  dated  as  of  July 19, 2001
                             between the Registrant and Christa PT, LLC
10.33c   (10)          Second  Amendment  to  Lease  dated  as of  July 31, 2001
                             between the  Registrant  and Christa PT, LLC
21       (*)           Subsidiaries
23.1     (*)           Consent of PricewaterhouseCoopers, LLP
99.1     (*)           Chief Executive Officer Sarbanes-Oxley 906  Certification
99.2     (*)           Chief Financial Officer Sarbanes-Oxley 906  Certification
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed July 30, 1997 (Registration No. 333-32421).
(3) Incorporated by reference to the Annual Report on Form 10-K filed March 30,1999.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed January 28, 2000 (Registration No. 333-94371).
(5) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(7) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed November 8, 2000 (Registration No. 000-27460).
(8) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2001.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(10) Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2001.
(11) Incorporated by reference to the Quarterly Report on Form 10-Q filed on November 5, 2002.
(12) Incorporated by reference to the Current Report on Form 8-K filed October 17, 2002.
(*)    Filed with this Form 10-K.

(4)    Reports on Form 8-K

The following reports were filed during the three month period ended December 31, 2002:

On October 16, 2002 the Company filed a Current Report on Form 8-K, Item 5 - Other; The Company announced the resignation of Arlen Vanderwel as a Director of Performance Technologies, Incorporated, effective October 1, 2002, citing concerns about requiring continued review of potential conflicts of interests with his current employer as the Company expands its product and market breadth. No financial statements were filed with the Form 8-K.

On October 17, 2002 the Company filed a Current Report on Form 8-K, Item 2 - Acquisition or Disposition of Assets; On October 2, 2002 the Company acquired a portion of Intel Corporation's Embedded Communications Platform Division (formerly Ziatech Corporation). The acquisition was completed pursuant to the Stock Purchase Agreement, dated September 12, 2002, between Intel Corporation and Performance Technologies, Incorporated to acquire all the issued and outstanding shares of Ziatech Corporation. No financial statements were filed with the Form 8-K.

On December 16, 2002 the Company filed a Current Report on Form 8-K/A, Item 7 - Financial Statements; This amendment was filed to provide historical financial information required by Item 7(a) and the pro forma financial information required by Item 7(b) of Form 8-K, which information was unavailable when the Company's Current Report of Form 8-K, dated October 17, 2002, was filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PERFORMANCE TECHNOLOGIES, INCORPORATED

Date:  March 26, 2003                       By:/s/ DONALD L. TURRELL
                                            ------------------------
                                            Donald L. Turrell
                                            President and
                                            Chief Executive Officer

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

      Signature                        Title                         Date


/s/JOHN M. SLUSSER           Chairman of the Board, Chief       March 26, 2003
------------------
John M. Slusser              Strategic Officer and Director

/s/DONALD L. TURRELL         President, Chief Executive         March 26, 2003
--------------------
Donald L. Turrell            Officer and Director

/s/DORRANCE W. LAMB          Chief Financial Officer, and       March 26, 2003
-------------------
Dorrance W. Lamb             Vice President of Finance

/s/BERNARD KOZEL             Director                           March 26, 2003
----------------
Bernard Kozel

/s/CHARLES E. MAGINNESS      Director                           March 26, 2003
-----------------------
Charles E. Maginness

/s/STUART B. MEISENZAHL      Director                           March 26, 2003
-----------------------
Stuart B. Meisenzahl

/s/JOHN E. MOONEY            Director                           March 26, 2003
-----------------
John E. Mooney

/s/PAUL L. SMITH             Director                           March 26, 2003
----------------
Paul L. Smith

/s/ROBERT L. TILLMAN         Director                           March 26, 2003
--------------------
Robert L.Tillman

                    Certification of Chief Executive Officer

I, Donald L. Turrell certify that:

1. I have reviewed this annual report on Form 10-K of Performance Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to  ensure
                  that  material  information   relating  to  the  registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                        By:/s/   Donald L. Turrell
                                            --------------------------------
                                            Donald L. Turrell
                                            Chief Executive Officer

                    Certification of Chief Financial Officer

I, Dorrance W. Lamb, certify that:

1. I have reviewed this annual report on Form 10-K of Performance Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to  ensure
                  that  material  information   relating  to  the  registrant,
                  including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 26, 2003                        By:/s/   Dorrance W. Lamb
                                            --------------------------------
                                            Dorrance W. Lamb
                                            Chief Financial Officer

                                                                  Exhibit 10.1c
                               AMENDMENT THREE TO
                                CREDIT AGREEMENT

                           dated as of March 13, 2003

                                     between

                          JPMORGAN CHASE BANK, formerly
                        known as The Chase Manhattan Bank

                                       and

                     PERFORMANCE TECHNOLOGIES, INCORPORATED

                   AMENDMENT NUMBER THREE TO CREDIT AGREEMENT

     This Amendment is dated as of March 13, 2003, is made by and between PERFORMANCE TECHNOLOGIES, INCORPORATED, a Delaware corporation with its principal office located at 205 Indigo Creek Drive, Rochester, New York 14626 ("Borrower") and JPMORGAN CHASE BANK, formerly known as The Chase Manhattan Bank, with an office at One Chase Square, Rochester, New York 14643 ("Bank").

                            Statement of the Premises

     Borrower and Bank have previously entered into, among other agreements, a Credit Agreement, dated as of December 30, 1998 which was amended by Amendment Number One, dated November 1, 2000 and Amendment Number Two, dated October 30, 2002 (the "Credit Agreement"). The Borrower and the Bank desire to amend the Credit Agreement as referenced herein.

                           Statement of Consideration

     Accordingly,  in  consideration  of the premises and under the authority of
Section 5-1103 of the New York General Obligations Law, Borrower and Bank agree as follows:

                                    Agreement

     1. Defined Terms. The terms "this Agreement," "hereunder" and similar references in the Credit Agreement shall be deemed to refer to the Credit Agreement as amended by this Amendment Number Three. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

     2. Amendment. Effective upon the satisfaction of all conditions specified in Section 4 hereof, the Credit Agreement is hereby amended as follows:

         A. The definition of "Revolving Credit Termination Date" is superseded and replaced in its entirety and amended to read:

         "Revolving Credit Termination Date" means April 15, 2003; provided that if such date is not a Banking Day, the Revolving Credit Termination Date shall be the next succeeding Banking Day.

     3. Representations. The Borrower hereby represents and warrants to the Bank that: (i) the covenants, representations and warranties set forth in the Credit Agreement are true and correct on and as of the date of execution hereof as if made on and as of said date and as if each reference therein to the Credit Agreement were a reference to the Credit Agreement as amended by this Amendment;
(ii) no Event of Default specified in the Credit Agreement and no event, which, with the giving of notice or lapse of time or both, would become such an Event of Default has occurred and is continuing; (iii) since the date of the Credit Agreement, there has been no material adverse change in the financial condition or business operations of the Borrower which has not been disclosed to Bank;
(iv) the making and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action; and (v) the security interest granted by the Borrower to the Bank pursuant to the Security Agreement constitutes a valid, binding and enforceable, first in priority lien on all Collateral subject to such Security Agreement.

     4. Conditions of Effectiveness. This Amendment (including Section 4 hereof) shall become effective when and only when Bank shall have received counterparts of this Amendment executed by Borrower and Bank.



     5. Reference to and Effect on Loan Documents.

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

     6. Costs and Expenses. Borrower agrees to pay on demand all costs and expenses of Bank in connection with the preparation, execution and delivery of this Amendment and the other documents related hereto, including the fees and out-of-pocket expenses of counsel for Bank.

     7. Governing Law. This Amendment shall be governed and construed in accordance with the laws of the State of New York without regard to any conflicts-of-laws rules which would require the application of the laws of any other jurisdiction.

     8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

     9. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all or which taken together shall constitute but one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective representatives thereunto duly authorized as of the date first above written.

                                         PERFORMANCE TECHNOLOGIES, INCORPORATED

                                         By:/s/ Dorrance W. Lamb
                                         -----------------------------
                                         Its:   Vice President Finance
                                         JPMORGAN CHASE BANK
                                         By:/s/ Hollie E. Calderon
                                         -----------------------------
                                         Its:   Vice President

Exhibit 21 - Subsidiaries


Performance Technologies, Incorporated
March 26, 2003


PTI Virgin Islands Company, Ltd., a Foreign Sales Corporation

UconX Corporation, a Delaware Corporation doing business in California as UconX

3688283 Canada Inc., a Canada Corporation wholly owned by Performance Technologies, Incorporated

PerfTech (PTI) Canada Corporation (formerly MicroLegend Telecom Systems, Inc.), a Canada Corporation wholly owned by 3688283 Canada Inc.

PT North Carolina Corporation (formerly MicroLegend Telecom, Inc.) a Delaware Corporation

PTI California Corporation (formerly Ziatech Corporation) a California
Corporation

                                                                  Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-94371) and S-8 (No. 333-32421, 333-39834,
333-89636) of Performance Technologies, Incorporated of our report dated February 5, 2003 relating to the financial statements and financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 28, 2003

                                                                  Exhibit 99.1





          Form of Certification Pursuant to Section 1350 of Chapter 63

                      Of Title 18 of the United States Code



     I, Donald L. Turrell, the Chief Executive Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-K for the year ended December 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

                                             By:/s/   Donald L. Turrell
                                            ----------------------------------
                                                      Donald L. Turrell
                                                      Chief Executive Officer

                                                      March 26, 2003

                                                                  Exhibit 99.2





          Form of Certification Pursuant to Section 1350 of Chapter 63

                      Of Title 18 of the United States Code



     I, Dorrance W. Lamb, the Chief Financial Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-K for the year ended December 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

                                             By:/s/   Dorrance W. Lamb
                                            ----------------------------------
                                                      Dorrance W. Lamb
                                                      Chief Financial Officer

                                                      March 26, 2003