Form 10-Q
period 2003-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2003-05-13
CIK 1003950

______________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                _________________


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2003
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from   to
                         Commission File Number 0-27460



                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                      16-1158413
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation of organization)
                                                            14626
205 Indigo Creek Drive, Rochester, New York               (Zip Code)
 (Address of principal executive offices)

                          _____________________________

       Registrant's telephone number, including area code: (585) 256-0200

                          _____________________________


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

     The number of shares outstanding of the registrant's common stock was 12,189,992 as of April 30, 2003.
________________________________________________________________________________

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                          Page

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                     Consolidated Balance Sheets as of March 31, 2003
                     (unaudited) and December 31, 2002                      3

                     Consolidated Statements of Income For The Three Months
                     Ended March 31, 2003 and 2002 (unaudited)              4

                     Consolidated Statements of Cash Flows For The Three
                     Months Ended March 31, 2003 and 2002 (unaudited)       5

                     Notes to Consolidated Financial Statements For The
                     Three Months Ended March 31, 2003 (unaudited)          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.    Controls and Procedures                                         15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16

Signatures                                                                 17

Certifications                                                             18

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    March 31,       December 31,
                                                      2003             2002
                                                  -------------    -------------
                                                   (unaudited)

Current assets:
  Cash and cash equivalents                        $20,140,000      $22,077,000
  Marketable securities                              2,001,000        2,006,000
  Accounts receivable, net                           7,722,000        6,622,000
  Inventories, net                                   6,391,000        4,550,000
  Prepaid expenses and other assets                    432,000          942,000
  Deferred taxes                                     1,583,000        1,574,000
                                                  -------------    -------------
       Total current assets                         38,269,000       37,771,000

Property, equipment and improvements, net            2,786,000        3,012,000
Software development costs, net                      2,104,000        2,068,000
Note receivable from unconsolidated company          1,000,000        1,000,000
Investment in unconsolidated company                 1,327,000        1,353,000
                                                  -------------    -------------
       Total assets                                $45,486,000      $45,204,000
                                                  =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 2,396,000      $ 1,926,000
  Income taxes payable                                 564,000          502,000
  Accrued expenses                                   2,876,000        3,213,000
                                                  -------------    -------------
       Total current liabilities                     5,836,000        5,641,000

Deferred taxes                                         756,000          754,000
                                                  -------------    -------------
       Total liabilities                             6,592,000        6,395,000
                                                  -------------    -------------
Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000
    shares authorized; none issued
  Common stock - $.01 par value; 50,000,000 shares
    authorized; 13,260,038 shares issued               133,000          133,000
  Additional paid-in capital                        10,961,000       10,961,000
  Retained earnings                                 40,822,000       40,565,000
  Treasury stock - at cost; 1,064,346 and
    1,013,696 shares held at March 31, 2003
    and December 31, 2002, respectively            (12,956,000)     (12,782,000)
  Accumulated other comprehensive loss                 (66,000)         (68,000)
                                                  -------------    -------------
       Total stockholders' equity                   38,894,000       38,809,000
                                                  -------------    -------------
       Total liabilities and stockholders' equity  $45,486,000      $45,204,000
                                                  =============    =============


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                     2003                2002
                                                  -------------    -------------


Sales                                              $11,039,000       $6,407,000
Cost of goods sold                                   6,036,000        2,652,000
                                                  -------------    -------------
Gross profit                                         5,003,000        3,755,000
                                                  -------------    -------------

Operating expenses:
  Selling and marketing                              1,362,000        1,063,000
  Research and development                           2,307,000        1,498,000
  General and administrative                         1,063,000          577,000
  Restructuring charge                                                  163,000
                                                  -------------    -------------
      Total operating expenses                       4,732,000        3,301,000
                                                  -------------    -------------
Income from operations                                 271,000          454,000

Other income, net                                      127,000          116,000
                                                  -------------    -------------
Income before income taxes and equity in loss of
   unconsolidated company                              398,000          570,000

Income tax provision                                   124,000          177,000
                                                  -------------    -------------
Income before equity in loss of unconsolidated
   company                                             274,000          393,000

Equity in loss of unconsolidated company, net of tax   (17,000)
                                                  -------------    -------------
      Net income                                   $   257,000       $  393,000
                                                  =============    =============



Basic and diluted earnings per share               $       .02       $      .03
                                                  =============    =============




Weighted average number of common shares used
  in basic earnings per share                       12,231,691       12,238,095
Potential common shares                                  2,838          313,542
                                                  -------------    -------------
Weighted average number of common shares used
  in diluted earnings per share                     12,234,529       12,551,637
                                                  =============    =============






     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                      2003              2002
                                                  -------------    -------------

Cash flows from operating activities:
 Net income                                        $   257,000      $   393,000

Non-cash adjustments:
   Depreciation and amortization                       570,000          401,000
   Equity in loss of unconsolidated company, net
     of tax                                             17,000
   Other                                                69,000           12,000

Changes in operating assets and liabilities:
   Accounts receivable                              (1,169,000)          79,000
   Inventories                                      (1,840,000)        (107,000)
   Prepaid expenses and other assets                   510,000           35,000
   Accounts payable and accrued expenses               168,000         (327,000)
   Income taxes payable                                 62,000           83,000
                                                  -------------    -------------
    Net cash (used) provided by operating
     activities                                     (1,356,000)         569,000
                                                  -------------    -------------

Cash flows from investing activities:
 Purchases of property, equipment and improvements    (101,000)        (190,000)
 Capitalized software development costs               (278,000)        (352,000)
 Purchase of marketable securities                       5,000
 Other                                                 (33,000)
                                                  -------------    -------------

    Net cash used by investing activities             (407,000)        (542,000)
                                                  -------------    -------------

Cash flows from financing activities:
 Exercise of stock options and warrants                                  32,000
 Purchase of treasury stock                           (174,000)
                                                  -------------    -------------
    Net cash (used) provided by financing activities  (174,000)          32,000
                                                  -------------    -------------

    Net (decrease) increase in cash and cash
     equivalents                                    (1,937,000)          59,000

Cash and cash equivalents at beginning of period    22,077,000       26,913,000
                                                  -------------    -------------

Cash and cash equivalents at end of period         $20,140,000      $26,972,000
                                                  =============    =============





     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (Unaudited)

Note - A The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2002, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock-Based Employee Compensation: At March 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plan. Had compensation cost for the stock option plan been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                   Three Months Ended March 31,
                                                      2003               2002
                                                  -------------    -------------

Net income, as reported                               $257,000        $ 393,000

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects          (274,000)        (571,000)
                                                  -------------    -------------
Pro forma net loss                                    $(17,000)       $(178,000)
                                                  =============    =============

Earnings (loss) per share:
Basic - as reported                                   $    .02        $     .03
                                                  =============    =============

Basic - pro forma                                     $    .00        $    (.01)
                                                  =============    =============

Diluted - as reported                                 $    .02        $     .03
                                                  =============    =============

Diluted - pro forma                                   $    .00        $    (.01)
                                                  =============    =============

There were no stock options granted in the first quarter 2003. The assumptions regarding the annual vesting of stock options were 25% per year for options granted in 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: Dividend yield of 0%; expected volatility of 68%, risk-free interest rate of 3.7%, and expected life of four years.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive employee stock options, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 1,924,000 and 858,000 options for the first quarter 2003 and 2002, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

Note - B      Inventories  consisted of  the  following  at  March 31,  2003 and
December 31, 2002:

                                                    March 31,       December 31,
                                                      2003             2002
                                                    ----------       ----------
Purchased parts and components                      $5,007,000       $3,967,000
Work in process                                      2,602,000        2,046,000
Finished goods                                       2,253,000        2,088,000
                                                    ----------       ----------
                                                     9,862,000        8,101,000
Less:  reserve for inventory obsolescence           (3,471,000)      (3,551,000)
                                                    ----------       ----------
   Net                                              $6,391,000       $4,550,000
                                                    ==========       ==========
Note - C      Restructuring Programs

During  2002,  the  Company  improved  its  cost  structure   primarily  through
reductions in the Company's staff and by consolidating the engineering operations of its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The programs were essentially completed during the first and third quarters of 2002 as the continuing decline in capital spending in the Company's target markets resulted in lower than anticipated Company revenue. Substantially all actions under these programs were completed in 2002, although lease commitments will continue through 2005. A summary of the activity and the remaining balance at March 31, 2003 in the restructuring accrual is as follows:

                                   Severance
                                  and related             Leasehold             Asset
                                     costs               commitments         impairment             Total
                                ----------------       ----------------     --------------      ------------
2002 charge                         $341,000               $177,000            $55,000           $573,000
2002 utilization                    (332,000)               (23,000)           (55,000)          (410,000)
                                ----------------       ----------------     --------------      ------------
Balance at
   December 31, 2002                   9,000                154,000                               163,000
2003 utilization                                            (33,000)                              (33,000)
                                ----------------       ----------------     --------------      ------------
Balance at
   March 31, 2003                   $  9,000               $121,000            $                 $130,000
                                ================       ================     ==============      ============

In January 2002, the uncertain economic conditions and the lack of visibility of customer orders led the Company to improve its cost structure by reducing annualized expenses by approximately $1.6 million.

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

Overview

Business Strategy: Performance Technologies has a proven history of successfully adapting its products, services and organization to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. With the Computing Products Group acquisition in October 2002, the Company substantially broadened both its product offering and market coverage to include additional computing and system products that can be effectively supplied to a market that is twice the size of that which was available to the Company prior to the acquisition. Following the acquisition, a new corporate strategy was defined that integrates the Company's technological innovation and product breadth. Please refer to the Company's Annual Report on Form 10-K, PART 1, Item 1, under the caption "Business," for a discussion of the Company's new corporate and product strategies for 2003.

Financial Information: Revenue in the first quarter 2003 was $11.0 million, compared to $6.4 million in the first quarter 2002. For the first quarter 2003, the results of operations include the Computing Products Group acquired in October 2002. Net income for the first quarter 2003 amounted to $.3 million, or $.02 per share, compared to $.4 million, or $.03 per share for the first quarter 2002, based on 12.2 million and 12.6 million shares outstanding, respectively. First quarter 2002 results included expenses associated with a restructuring charge amounting to $.2 million (pre-tax), or $.01 per share. In January 2002, the uncertain economic conditions and the lack of visibility of customer orders led the Company to improve its cost structure by reducing annualized expenses by approximately $1.6 million.

Cash and marketable securities amounted to $22.1 million at March 31, 2003, compared to $24.1 million at December 31, 2002 and no long-term debt existed at either date.

The following includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

As the Company began integrating the Computing Products Group acquired from Intel in October 2002, management sought to maximize the synergies between the two organizations, which it believed provided considerable opportunity to improve both future top and bottom line performance, despite current economic conditions. To capitalize on this opportunity, a new corporate strategy was defined that integrates the Company's technological innovation and product breadth, and emphasizes the Company's expanded capability to offer a "unified" solution to the customer base including software, hardware and system platforms through a single Performance Technologies offering. This new business strategy broadens the Company's market focus to more effectively address embedded systems requirements for communications, military and commercial applications. While early signs are encouraging, management expects the response to the Company's new strategy to be evolutionary as the marketplace and our customers better understand and embrace the Company's enhanced capabilities.

During the first quarter 2003, the Company made progress in implementing the initial phase of this strategy including adding three new sales people, initiating new advertising and marketing programs, and focusing on interoperability between all elements of our expanded product line. Furthermore, the Company received positive indications from customers validating the Company's new approach to providing a more comprehensive range of embedded products and system platforms, and our sales organization reports seeing increased involvement earlier in the customer's project development cycle.

Forward Looking Guidance for the Second Quarter 2003 (published April 23, 2003):

The Company's products are integrated into current and next-generation embedded systems infrastructure. Traditionally, "design wins" have been an important metric for management to judge the Company's product acceptance in its marketplace. Typically, design wins reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. While management still believes that design wins continue to be an important metric in evaluating the market acceptance of the Company's product, in the current economic climate, fewer customers are doing new design activity and a smaller number of these design wins are moving into production than in the past. In addition, during difficult economic periods, customers' visibility deteriorates, causing delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within the quarter and shipped in the final month of the quarter.

In the Company's target markets, capital spending appeared to stabilize during the fourth quarter 2002 and certain customers appear to be moving projects toward production during the first quarter 2003. However, overall, new project deployments and design activity in the first quarter were still sluggish with only limited forward visibility in the market. During the first quarter 2003, the Company realized three new design wins for its IPnexusTM, SEGwayTM and ZiatechTM product families.

Based upon the current business mix, the current backlog and review of sales forecasts, management expects revenue to be $11.5 million to $12.5 million in the second quarter 2003. Gross margin is expected to be approximately 45% to 47% and diluted earnings per share for the second quarter is expected to be between $.02 and $.06. This guidance includes an increase in expenses of approximately $.3 million, reflecting the full quarter's impact for initiatives commenced during the first quarter to implement the new strategy. The income tax rate for the second quarter is assumed to be 31%.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

                   Quarter Ended March 31, 2003, Compared with
                        the Quarter Ended March 31, 2002

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. Beginning in October 2002, the table includes the results of operations of the Computing Products Group.
                                                        Three Months Ended
                                                             March 31,
                                                       2003             2002
                                                  -------------    -------------

Sales                                                   100.0%           100.0%
Cost of goods sold                                       54.7             41.4
                                                  -------------    -------------
Gross profit                                             45.3             58.6
                                                  -------------    -------------
Operating expenses:
  Selling and marketing                                  12.3             16.6
  Research and development                               20.9             23.4
  General and administrative                              9.6              9.0
  Restructuring charge                                                     2.5
                                                  -------------    -------------
        Total operating expenses                         42.8             51.5
                                                  -------------    -------------
Income from operations                                    2.5              7.1

Other income, net                                         1.1              1.8
                                                  -------------    -------------
Income before income taxes and equity in loss of
  unconsolidated company                                  3.6              8.9

Income tax provision                                     (1.1)            (2.8)
                                                  -------------    -------------
Income before equity in loss of unconsolidated
  company                                                 2.5              6.1

Equity in loss of unconsolidated company, net of
  tax                                                    (0.2)
                                                  -------------    -------------
         Net income                                       2.3%             6.1%
                                                  =============    =============

Sales. Total revenue for the first quarter 2003 was $11.0 million, compared to $6.4 million for the same quarter in 2002. For the first quarter 2003, the Computing Products Group contributed $5.7 million to revenue. During the first quarter 2003, the Company had two customers that each represented greater than 10% of sales, and the four largest customers represented 54% of sales. During the first quarter 2002, the Company had one customer that represented greater than 10% of sales and the four largest customers represented 32% of sales. Shipments to customers outside of North America represented 24% and 31% of sales during the first quarter of 2003 and 2002, respectively.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, Computing products, IPnexus switching products, and other products. Revenue from each product category expressed as a percentage of sales for the three months ended March 31, 2003 and 2002 is as follows:
                                                       Three Months Ended
                                                            March 31,
                                                      2003              2002
                                                  -------------    -------------

Signaling and network access products                 34%               87%
Computing products                                    51%                0%
IPnexus switching products                            13%                7%
Other                                                  2%                6%
                                                  -------------    -------------
    Total                                            100%              100%
                                                  =============    =============

Signaling and network access products: The continuing decline in capital expenditure investments by customers in the Company's target markets has significantly reduced the Company's signaling and network access product revenue.

Computing products: The newly acquired Computing Products Group generated the revenue in this category.

IPnexus switching products: Revenue from this category increased 195% to $1.4 million in 2003, compared to $.5 million in the respective quarter of 2002. The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture, which was ratified in September 2001. While still a modest percentage of the Company's revenue, IPnexus switch product revenue is expected to grow when customers move their new products into production.

Other product revenue: This revenue is related to legacy products. Over the past twenty four months, customer demand for these products has declined significantly as customers have moved to newer technologies. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. In the first quarter, gross margin was 45.3% and 58.6% of sales in 2003 and 2002, respectively. During the first quarter 2003, fixed expenses such as certain manufacturing labor and overhead costs, technical support costs, and amortization of capitalized software development spread over lower sales volumes negatively impacted gross margin as a percentage of sales. The decrease in gross margin in 2003 is also attributable to the lower gross margins on the newly acquired computing products.

Total Operating Expenses. Total operating expenses were $4.7 million and $3.3 million in first quarter of 2003 and 2002, respectively. During January and September 2002, staff reductions were initiated throughout the organization to more closely align expenses with current revenue levels. In October 2002, the new Computing Products Group was acquired. During the first quarter 2003, the Company began to selectively increase expenditures in the new Computing Products Group and in sales and marketing, to implement the first phase of its new business strategy.

Selling and marketing expenses were $1.4 million and $1.1 million in first quarter of 2003 and 2002, respectively. During January and September 2002, sales and marketing staff reductions were initiated to more closely align expenses with current revenue levels. In October 2002, the new Computing Products Group was acquired. During the first quarter 2003, the Company began to increase expenditures in sales and marketing to implement the first phase of its new business strategy.

Research and development expenses were $2.3 million and $1.5 million in the first quarter of 2003 and 2002, respectively. During January and September 2002, engineering staff reductions were initiated to more closely align expenses with current revenue levels. In October 2002, the new Computing Products Group was acquired. During the first quarter 2003, the Company increased research and development expenditures in its Computing Products Group. In addition, the Company capitalizes certain software development costs, which reduce the amount of software development costs charged to operating expense. Amounts capitalized were $.3 million and $.4 million in the first quarter of 2003 and 2002, respectively.

General and administrative expenses were $1.1 million and $.6 million for the first quarter 2003 and 2002, respectively. This increase in expense is primarily attributable to expenses associated with the new Computing Products Group acquired in October 2002 and expenses associated with the newly created position of Chief Strategic Officer.

Restructuring charges were zero and $.2 million for the first quarter 2003 and 2002, respectively. In January 2002, the Company improved its cost structure primarily through the reduction of the Company's staff resulting in a decrease in its workforce of approximately 10%.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal, U.S. Treasury and corporate obligations with maturities of less than one year.

Income taxes. The provision for income taxes for the first quarter of 2003 and 2002 is based on an assumed combined federal, state and foreign effective tax rate of 31%. The difference between the effective tax rate and the statutory rate is attributable to certain permanent items.

Equity in Loss of Unconsolidated Company, net of tax. In September 2002, the Company completed a 47% minority interest investment in Momentum Computer Inc., a developer of specialized single board computer solutions located in Carlsbad, California. During the first quarter of 2003, a loss was recorded reflecting the allocation of Momentum's net loss to the Company, based on the Company's ownership percentage.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company's primary source of liquidity included cash, cash equivalents and marketable securities of $22.1 million and available borrowings of $5.0 million under a revolving credit facility with a bank. No amounts were outstanding under this credit facility as of March 31, 2003 and this facility expired on April 15, 2003. The Company had working capital of $32.4 million at March 31, 2003, compared to $32.1 million at December 31, 2002.

Cash used by operating activities for the first quarter 2003 was $1.4 million, compared to cash provided by operating activities of $.6 million for the same period in 2002. The net change in cash from operating activities is primarily attributable to increases in inventory due to higher backlog and an increase in accounts receivable as a result of higher sales.

Capital equipment purchases amounted to $.1 million for the three months ended March 31, 2003, compared to $.2 million for the same period in 2002. Capitalization of certain software development costs amounted to $.3 million and $.4 million for the three months ended March 31, 2003 and 2002, respectively.

In August 2002, the Board of Directors authorized a plan to repurchase up to one million shares of the Company's common stock. During the first quarter 2003, the Company repurchased a total of 51,000 shares at a total cost of $.2 million under this program.

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and marketable securities will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.

Recently Issued Accounting Pronouncements

FIN 45 - In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. The Company adopted this interpretation and it did not have a material impact on the results of operations or the financial position of the Company.

FIN 46 - In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires companies with a variable interest entity to apply this guidance to that entity as of the beginning of the first interim period beginning after June 15, 2003 for existing interests and immediately for new interests. The application of the Guidance could result in the consolidation of a variable interest entity. The only variable interest entity of the Company is its investment in Momentum Computer, Inc. The Company adopted this interpretation and it did not have a material impact on the financial results.

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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect the Company's current views with respect to future events and financial performance, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

The  Company's  future  operating  results  are  subject  to  various  risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid or unexpected changes in technologies, cancellation or delay of customer orders including those relating to the "design wins" referenced above, unreliability of customer forecasts, changes in the product or customer mix of sales, delays in new product development, delays or lack of availability of electronic components, customer acceptance of new products, customer delays in qualification of products and difficulties of integrating the Computing Products Group's operations. Furthermore, if the Court does not approve the settlement agreement in the outstanding class action litigation this could have a material adverse effect on the Company's working capital. This report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements, the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2002 and "Risk Factors" as reported in the Company's Annual Report on Form 10-K, and other reports as filed with the Securities and Exchange Commission.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report. The Company is not under any obligation, and it expressly disclaims any objection, to update or alter any such statements.

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

ITEM 4.        CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures

         In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company's management, including the certifying officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon their evaluation of these disclosure controls and procedures, the certifying officers concluded that the disclosure controls and procedures were effective as of the date of such evaluation to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

b.       Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

No material changes have transpired since the Company's filing of its Annual Report on Form 10-K relative to Court acceptance and approval of the class action litigation settlement agreement.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         B.   Reports on Form 8-K

              On January 31, 2003, the Company filed a Current Report on Form 8-K, Item 5 - Other. On January 20, 2003, the Board of Directors of the Company created the position of Chief Strategic Officer. John M. Slusser agreed to fill this position and will carry out the duties and responsibilities of this position in addition to his ongoing responsibilities as Chairman of the Board. No financial statements were filed with the Form 8-K.

                                                    SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PERFORMANCE TECHNOLOGIES, INCORPORATED





May 8, 2003                                 By: /s/       Donald L. Turrell
                                            ------------------------------------
                                                          Donald L. Turrell
                                                            President and
                                                        Chief Executive Officer




May 8, 2003                                 By: /s/       Dorrance W. Lamb
                                            ------------------------------------
                                                          Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                      Vice President, Finance

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

May 8, 2003

                                            /s/ Donald L. Turrell
                                            -------------------------
                                                Donald L. Turrell
                                           President and Chief Executive Officer

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

May 8, 2003

                                            /s/ Dorrance W. Lamb
                                            -------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer

                                                                  Exhibit 99.1





     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to

                  Section 906 of the Sarbanes-Oxley Act of 2002



     I, Donald L. Turrell, the Chief Executive Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

     A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission on request.

                                            By:/s/   Donald L. Turrell
                                            --------------------------
                                                     Donald L. Turrell
                                                     Chief Executive Officer

                                                     May 8, 2003

                                                                  Exhibit 99.2





     Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to

                  Section 906 of the Sarbanes-Oxley Act of 2002



     I, Dorrance W. Lamb, the Chief Financial Officer of Performance Technologies, Incorporated, certify that (i) the Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

     A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission on request.

                                            By:/s/   Dorrance W. Lamb
                                            --------------------------
                                                     Dorrance W. Lamb
                                                     Chief Financial Officer

                                                     May 8, 2003