Form 10-Q
period 2003-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2003-08-08
CIK 1003950

--------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2003
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from   to
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The number of shares outstanding of the registrant's common stock was 12,219,824 as of July 31, 2003.
--------------------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                     Consolidated Balance Sheets as of June 30, 2003
                     (unaudited) and December 31, 2002                       3

                     Consolidated Statements of Income for the Three and
                     Six Months Ended June 30, 2003 and 2002 (unaudited)     4

                     Consolidated Statements of Cash Flows for the Six
                     Months Ended June 30, 2003 and 2002 (unaudited)         5

                     Notes to Consolidated Financial Statements for the
                     Six Months Ended June 30, 2003 (unaudited)              6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    15

Item 4.       Controls and Procedures                                       15


PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                             16

Item 4.       Submission of Matters to a Vote of Security Holders           16

Item 6.       Exhibits and Reports on Form 8-K                              16

Signatures                                                                  18

Certifications                                                              19

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                June 30,            December 31,
                                                                 2003                  2002
                                                           ---------------        ---------------
                                                              (unaudited)

Current assets:
  Cash and cash equivalents                                   $23,994,000             $22,077,000
  Marketable securities                                                                 2,006,000
  Accounts receivable, net                                      5,617,000               6,622,000
  Inventories, net                                              7,810,000               4,550,000
  Prepaid expenses and other assets                               360,000                 942,000
  Deferred taxes                                                1,626,000               1,574,000
                                                           ---------------        ---------------
       Total current assets                                    39,407,000              37,771,000

Property, equipment and improvements, net                       2,815,000               3,012,000
Software development costs, net                                 2,207,000               2,068,000
Note receivable from unconsolidated company                     1,000,000               1,000,000
Investment in unconsolidated company                            1,202,000               1,353,000
                                                           ---------------        ---------------
       Total assets                                           $46,631,000             $45,204,000
                                                           ===============        ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $ 2,661,000              $1,926,000
  Income taxes payable                                            650,000                 502,000
  Accrued expenses                                              2,884,000               3,213,000
                                                          ----------------        ---------------
       Total current liabilities                                6,195,000               5,641,000

Deferred taxes                                                    774,000                 754,000
                                                         -----------------        ---------------
       Total liabilities                                        6,969,000               6,395,000
                                                          ----------------        ---------------

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
   authorized; none issued
  Common stock - $.01 par value; 50,000,000 shares
   authorized; 13,260,038 shares issued                           133,000                 133,000
  Additional paid-in capital                                   10,890,000              10,961,000
  Retained earnings                                            41,526,000              40,565,000
  Treasury stock - at cost; 1,058,796 and 1,013,696 shares
   held at June 30, 2003 and December 31, 2002, respectively  (12,825,000)            (12,782,000)
  Accumulated other comprehensive loss                            (62,000)                (68,000)
                                                          ----------------        ---------------
       Total stockholders' equity                              39,662,000              38,809,000
                                                          ----------------        ---------------
       Total liabilities and stockholders' equity             $46,631,000             $45,204,000
                                                          ================        ===============


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                  2003               2002               2003                2002
                                             ---------------    ---------------    ----------------    --------------


Sales                                           $12,636,000         $6,619,000         $23,675,000       $13,026,000
Cost of goods sold                                6,510,000          2,676,000          12,546,000         5,328,000
                                             ---------------    ---------------    ----------------    --------------
Gross profit                                      6,126,000          3,943,000          11,129,000         7,698,000
                                             ---------------    ---------------    ----------------    --------------

Operating expenses:
  Selling and marketing                           1,446,000          1,210,000           2,808,000         2,273,000
  Research and development                        2,471,000          1,683,000           4,778,000         3,181,000
  General and administrative                      1,199,000            582,000           2,262,000         1,159,000
  Restructuring charge                                                                                       163,000
                                             ---------------    ---------------    ----------------    --------------
      Total operating expenses                    5,116,000          3,475,000           9,848,000         6,776,000
                                             ---------------    ---------------    ----------------    --------------
Income from operations                            1,010,000            468,000           1,281,000           922,000

Other income, net                                   127,000            121,000             254,000           237,000
                                             ---------------    ---------------    ----------------    --------------
Income before income taxes and
   equity in loss of unconsolidated
   company                                        1,137,000            589,000           1,535,000         1,159,000

Income tax provision                                352,000            182,000             476,000           359,000
                                             ---------------    ---------------    ----------------    --------------
Income before equity in loss of
   unconsolidated company                           785,000            407,000           1,059,000           800,000

Equity in loss of unconsolidated
   company, net of tax                              (81,000)                               (98,000)
                                             ---------------    ---------------    ----------------    --------------
      Net income                                $   704,000         $  407,000         $   961,000       $   800,000
                                             ===============    ===============    ================    ==============


Basic earnings per share                        $       .06         $      .03         $       .08       $       .07
                                             ===============    ===============    ================    ==============

Diluted earnings per share                      $       .06         $      .03         $       .08       $       .06
                                             ===============    ===============    ================    ==============



Weighted average number of
  common shares used in basic earnings
  per share                                      12,191,954         12,260,554          12,211,822        12,249,325
Potential common shares                             236,897            124,782             119,868           219,162
                                             ---------------    ---------------    ----------------    --------------
Weighted average number of
  common shares used in diluted earnings
  per share                                      12,428,851         12,385,336          12,331,690        12,468,487
                                             ===============    ===============    ================    ==============






     The accompanying notes are an integral part of these consolidated financial statements




             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2003           2002
                                                     ------------   ------------

Cash flows from operating activities:
 Net income                                          $   961,000    $   800,000
 Non-cash adjustments:
    Depreciation and amortization                      1,129,000        861,000
    Equity in loss of unconsolidated company, net of tax  98,000
    Other                                                123,000        246,000
 Changes in operating assets and liabilities:
    Accounts receivable                                  918,000      1,261,000
    Inventories                                       (3,260,000)      (424,000)
    Prepaid expenses and other assets                    582,000        101,000
    Accounts payable and accrued expenses                441,000       (486,000)
    Income taxes payable                                 148,000        221,000
                                                     ------------   ------------
      Net cash provided by operating activities        1,140,000      2,580,000
                                                     ------------   ------------

Cash flows from investing activities:
 Purchases of property, equipment and improvements      (459,000)      (615,000)
 Capitalized software development costs                 (612,000)      (633,000)
 Purchase of marketable securities                                   (2,016,000)
 Maturities of marketable securities                   2,006,000
 Other                                                   (33,000)
                                                     ------------   ------------
      Net cash provided (used) by investing              902,000     (3,264,000)
       activities                                    ------------   ------------

Cash flows from financing activities:
 Exercise of stock options and warrants                   69,000        250,000
 Purchase of treasury stock                             (194,000)
                                                     ------------   ------------
      Net cash (used) provided by financing             (125,000)       250,000
       activities                                    ------------   ------------

      Net increase (decrease) in cash and cash         1,917,000       (434,000)
       equivalents

Cash and cash equivalents at beginning of period      22,077,000     26,913,000
                                                     ------------   ------------

Cash and cash equivalents at end of period           $23,994,000    $26,479,000
                                                     ============   ============



     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)


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

Stock-Based Employee Compensation: At June 30, 2003, the Company had three stock option plans, including the newly adopted Performance Technologies, Incorporated 2003 Omnibus Incentive Plan. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                            2003             2002             2003             2002
                                                       ------------    -------------    -------------    -------------

Net income, as reported                                   $704,000        $ 407,000         $961,000        $ 800,000

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                              (377,000)        (571,000)        (651,000)      (1,142,000)
                                                       ------------    -------------    -------------    -------------
Pro forma net income (loss)                               $327,000        $(164,000)        $310,000        $(342,000)
                                                       ============    =============    =============    =============

Earnings (loss) per share:
Basic - as reported                                       $    .06        $     .03         $    .08        $     .07
                                                       ============    =============    =============    =============
Basic - pro forma                                         $    .03        $    (.01)        $    .03        $    (.03)
                                                       ============    =============    =============    =============

Diluted - as reported                                     $    .06        $     .03         $    .08        $     .06
                                                       ============    =============    =============    =============
Diluted - pro forma                                       $    .03        $    (.01)        $    .03        $    (.03)
                                                       ============    =============    =============    =============

The assumptions regarding the annual vesting of stock options were 33% per year and 25% per year for options granted in 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: Dividend yield of 0%; expected volatility of 67% and 68%, risk-free interest rate of 2.0% and 3.7%, and expected life of three and four years.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive employee stock options, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 1,609,000 and 1,797,000 options for the second quarter 2003 and 2002, respectively, and 1,767,000 and 1,327,000 for the first six months of 2003 and 2002 respectively, since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

Note - B During the six months ended June 30, 2003, 11,250 common shares were issued upon the exercise of stock options.

Note  -  C  Inventories, net

Inventories consisted of the following:
                                                  June 30,         December 31,
                                                    2003               2002
                                              ---------------    ---------------

Purchased parts and components                   $5,465,000          $3,967,000
Work in process                                   3,289,000           2,046,000
Finished goods                                    2,518,000           2,088,000
                                              ---------------    ---------------
                                                 11,272,000           8,101,000
Less:  reserve for inventory obsolescence        (3,462,000)         (3,551,000)
                                              ---------------    ---------------
   Net                                           $7,810,000          $4,550,000
                                              ===============    ===============

Note  -  D  Restructuring Programs

During  2002,  the  Company  improved  its  cost  structure   primarily  through
reductions in the Company's staff and by consolidating the engineering operations of its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The programs were initiated during the first and third quarters of 2002 as the continuing decline in capital spending in the Company's target markets resulted in lower than anticipated Company revenue. Substantially all actions under these programs were completed in 2002, although lease commitments will continue through 2005. A summary of the activity and the remaining balance at June 30, 2003 in the restructuring accrual is as follows:

                       Severance
                      and related        Lease          Asset
                        costs         commitments     impairment        Total
                    ------------    -------------    ------------   ------------
2002 charge           $341,000        $177,000         $55,000        $573,000
2002 utilization      (332,000)        (23,000)        (55,000)       (410,000)
                     ------------    -------------   ------------   ------------
Balance at
   December 31, 2002     9,000         154,000                         163,000
Q1 2003 utilization                    (33,000)                        (33,000)
                     ------------    -------------   ------------   ------------
Balance at
   March 31, 2003        9,000         121,000                         130,000
Q2 2003 utilization     (9,000)        (31,000)                        (40,000)
                     ------------    -------------   ------------   ------------
Balance at
   June 30, 2003      $               $ 90,000         $              $ 90,000
                     ============    =============   ============   ============


Note  -  E  Subsequent Event

On July 1, 2003, the litigation settlement agreement associated with the class action lawsuits filed during the second quarter 2000 against the Company, as well as several of its officers and directors, alleging violations of federal securities laws was accepted and approved by the United States District Court for the Western District of New York and all claims therein were dismissed with prejudice. The costs associated with the settlement of this litigation were recorded in the third quarter of 2002.

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

Overview

Business Strategy: Performance Technologies has a proven history of successfully adapting its products, services and organization to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. With the Computing Products Group acquisition in October 2002, a new business strategy was defined that management believes will continue to drive the Company's growth. This strategy is to supply "comprehensive" embedded system platforms incorporating multiple components from the Company's product portfolio.  Please refer to the Company's  Annual  Report on Form 10-K,  PART 1,
Item 1, under the caption "Business," for a discussion of the Company's new corporate and product strategies for 2003.

Financial Information: Revenue in the second quarter 2003 was $12.6 million, compared to $6.6 million in the second quarter 2002. For the second quarter 2003, the results of operations include the Computing Products Group acquired in October 2002. Net income for the second quarter 2003 amounted to $.7 million, or $.06 per diluted share, compared to $.4 million, or $.03 per diluted share for the second quarter 2002, based on 12.4 million shares outstanding for each quarter.

Revenue for the six months ended June 30, 2003 was $23.7 million, compared to $13.0 million in the corresponding period a year earlier. Net income amounted to $1.0 million, or $.08 per diluted share for the first six months 2003, based on
12.3 million shares outstanding. Net income for the first six months 2002 amounted to $.8 million, or $.06 per diluted share including expenses associated with a restructuring charge recorded in the first quarter amounting to $.2 million (pre-tax), or $.01 per diluted share. Excluding the restructuring charge, net income for the first six months 2002 amounted to $.9 million, or $.07 per diluted share, based on 12.5 million shares outstanding.

Cash and marketable securities amounted to $24.0 million at June 30, 2003, compared to $24.1 million at December 31, 2002, and no long-term debt existed at either date.

The following includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

With the Computing Products Group acquisition in October 2002, the Company substantially broadened its product offering to include computing and system platform products, and more than doubled its addressable market. More importantly, this acquisition enabled the Company to elevate its market position as a more complete supplier to its customers. Furthermore, a new business strategy was defined following the acquisition that management believes will continue to drive the Company's growth. This strategy is to supply "comprehensive" embedded system platforms incorporating multiple components from the Company's product portfolio.

Nine months after embarking on this expanded strategy, there are clear indications that the Company's products are being evaluated for new programs earlier in the customer's design cycle. This increases the opportunity for "pull-through" of the Company's entire product line of network access, switching and signaling products into the customer's final product design. One clear example of the success and growth potential of this strategy is the Company's recent announcement of the Stratus Technologies design win. This customer transitioned from considering one of the Company's products before the Ziatech acquisition, to designing their next-generation, high availability communications server solution with four distinct Performance Technologies products. It was the Company's expanded product capabilities, combined with the Company's ability to assure system interoperability that resulted in this significant design win.

Another measurable result of the new business strategy is the quarterly sequential revenue growth, margin improvement and enhanced profitability that the Company realized during the second quarter. The organization is focused on the continuation of this new momentum. In addition, management continues to aggressively seek opportunities to acquire elements, products and technologies to add to its current capabilities.

Forward Looking Guidance for the Third Quarter 2003 (published July 23, 2003):

The Company's products are integrated into current and next-generation embedded systems infrastructure. Traditionally, design wins have been an important metric for management to judge the Company's product acceptance in its marketplace. Typically, design wins reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. While management still believes that design wins are an important metric in evaluating the market acceptance of the Company's products, as the economy slowed in 2001 and 2002 fewer customers were doing new design activity, and a smaller number of these design wins were moving into production than in the past. In addition, during difficult economic periods, frequently a substantial portion of the Company's revenue is derived from orders placed within the quarter and shipped in the final month of the quarter.

In the Company's target markets, capital spending appeared to stabilize during the fourth quarter 2002, and beginning in 2003 certain customers appear to be moving projects toward production. However, overall, new project development culminating in actual design wins in the second quarter was still sluggish. Nonetheless, during the second quarter 2003, the Company realized two new design wins for its IPnexusTM (including rebranded ZiatechTM products) and SEGwayTM product families. Forward-looking visibility in the market is still limited.

Based upon the current business mix, the current backlog and review of sales forecasts, management expects revenue to be $12.5 million to $13.5 million in the third quarter 2003. Gross margin is expected to be approximately 47.5% to 49.5% and diluted earnings per share for the third quarter are expected to be between $.05 and $.09. The effective income tax rate for the third quarter is assumed to be 31%.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

            Quarter and Six Months Ended June 30, 2003, Compared with
                 the Quarter and Six Months Ended June 30, 2002

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Computing Products Group, acquired by the Company in October 2002.

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                                2003              2002             2003               2002
                                                           -------------    --------------    -------------    --------------


Sales                                                           100.0%            100.0%           100.0%            100.0%
Cost of goods sold                                               51.5              40.4             53.0              40.9
                                                           -------------    --------------    -------------    --------------
Gross profit                                                     48.5              59.6             47.0              59.1
                                                           -------------    --------------    -------------    --------------

Operating expenses:
  Selling and marketing                                          11.4              18.3             11.9              17.4
  Research and development                                       19.6              25.4             20.2              24.4
  General and administrative                                      9.5               8.8              9.5               8.9
  Restructuring charge                                                                                                 1.3
                                                           -------------    --------------    -------------    --------------
        Total operating expenses                                 40.5              52.5             41.6              52.0
                                                           -------------    --------------    -------------    --------------
Income from operations                                            8.0               7.1              5.4               7.1

Other income, net                                                 1.0               1.8              1.1               1.8
                                                           -------------    --------------    -------------    --------------
Income before income taxes and equity in loss
  of unconsolidated company                                       9.0               8.9              6.5               8.9

Income tax provision                                             (2.8)             (2.8)            (2.0)             (2.8)
                                                           -------------    --------------    -------------    --------------
Income before equity in loss of unconsolidated
  company                                                         6.2               6.1              4.5               6.1

Equity in loss of unconsolidated company,
  net of tax                                                     (0.6)                              (0.4)
                                                           -------------    --------------    -------------    --------------

         Net income                                               5.6%              6.1%             4.1%              6.1%
                                                           =============    ==============    =============    ==============


Sales. Total revenue for the second quarter 2003 amounted to $12.6 million, compared to $6.6 million for the same quarter in 2002. For the second quarter 2003, the Computing Products Group contributed $5.5 million to revenue. During the second quarter 2003, the Company had two customers that each represented greater than 10% of sales, and the four largest customers represented 58% of sales. Shipments to customers outside of North America represented 17% and 23% of sales during the second quarter of 2003 and 2002, respectively.

Total revenue for the first six months of 2003 was $23.7 million, compared to $13.0 million for the same period in 2002. For the first six months of 2003, the Computing Products Group contributed $11.2 million to revenue.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, Computing products, IPnexus switch products, and other products. Revenue from each product category is expressed as a percentage of sales for the three and six months ending June 30, 2003 and 2002:

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                         June 30,
                                                             2003            2002             2003           2002
                                                          ------------    ------------     -----------    ------------

Signaling and network access products                         47%             89%             41%             88%
Computing products                                            43%              0%             47%              0%
IPnexus switch products                                        9%             10%             11%              9%
Other                                                          1%              1%              1%              3%
                                                          ------------    ------------     -----------    ------------
    Total                                                    100%            100%            100%            100%
                                                          ============    ============     ===========    ============

Signaling and network access products: Network access products provide a connection between embedded systems platforms and a variety of networks (including the signaling network) and are used to control the network and/or process information being transported over networks. Many of the Company's signaling products enable the transport of signaling messages over packet-switched (IP) networks. Revenue from this category in the second quarter 2003 amounted to $5.9 million, compared to $3.8 million in the first quarter 2003 and compared to $5.9 million in the second quarter 2002. For the first six months of 2003, revenue from this category was down 16%, compared to the same period in 2002. During the past two years, the decline in capital expenditure investments by customers in the Company's target markets significantly reduced signaling and network access product revenue. Revenue for this category during the second quarter 2003 reflects a potential reversal of this trend.

Computing products: The Computing Products Group was acquired during the third quarter 2002 and its products include a range of single board computers, a variety of embedded system chassis and associated chassis management products. These products enable Performance Technologies to provide comprehensive embedded system platforms incorporating multiple components from the Company's portfolio.

IPnexus switch products: The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture, which was ratified by the industry standards group in September 2001. The Company is now shipping nine distinct switch models to customers, with new models scheduled for release later this year. Revenue from this category increased 78% to $1.1 million in the second quarter 2003, compared to $.6 million in the respective quarter of 2002. For the first six months of 2003, revenue from this category exceeded switch shipments for all of 2002 and were up 128%, compared to the same period in 2002.

Other product revenue: This revenue is related to legacy products. Over the past twenty-four months, customer demand for these products has declined significantly as customers have moved to newer technologies. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. For the second quarter, gross margin amounted to 48.5% and 59.6% of sales in 2003 and 2002, respectively. Gross margin during the second quarter 2003 improved from 45.3% in the first quarter 2003 primarily because fixed manufacturing overhead was spread over more units produced and shipped during the second quarter. Overall, the decrease in gross margin during the second quarter 2003, compared to the second quarter 2002 is primarily attributable to the lower gross margin for computing products, acquired in the fourth quarter 2002.

Total Operating Expenses. Total operating expenses were $5.1 million and $3.5 million for the second quarter 2003 and 2002, respectively. For the six months, total operating expenses were $9.8 million and $6.8 million in 2003 and 2002, respectively. In October 2002, the Computing Products Group was acquired. During the first quarter 2003, the Company began to selectively increase expenditures in the Computing Products Group and in sales and marketing, to implement the first phase of its new business strategy. During January and September 2002, staff reductions were initiated throughout the organization to more closely align expenses with the then current revenue levels.

Selling and marketing expenses were $1.4 million and $1.2 million for the second quarter 2003 and 2002, respectively. For the six months, selling and marketing expenses were $2.8 million and $2.3 million in 2003 and 2002, respectively. In October 2002, the Computing Products Group was acquired. During the first quarter 2003, the Company began to increase expenditures in sales and marketing to implement the first phase of its new business strategy. During January and September 2002, sales and marketing staff reductions were initiated to more closely align expenses with the then current revenue levels.

Research and development expenses were $2.5 million and $1.7 million for the second quarter 2003 and 2002, respectively. For the six months, research and development expenses were $4.8 million and $3.2 million in 2003 and 2002, respectively. In October 2002, the Computing Products Group was acquired. During the first quarter 2003, the Company increased research and development expenditures in its Computing Products Group. During January and September 2002, engineering staff reductions were initiated to more closely align expenses with the then current revenue levels. The Company capitalizes certain software development costs, which reduces the amount of engineering costs charged to operating expense. Amounts capitalized were $.6 million in each of the first six months of 2003 and 2002, respectively.

General and administrative expenses were $1.2 million and $.6 million for the second quarter 2003 and 2002, respectively. For the first six months, general and administrative expenses were $2.3 million and $1.2 million in 2003 and 2002, respectively. The increase in expense is primarily attributable to 2003 expenses associated with the Computing Products Group acquired in October 2002 and expenses associated with the Chief Strategic Officer position created in January 2003.

Restructuring charges were zero and $.2 million for the first six months of 2003 and 2002, respectively. In January 2002, the Company improved its cost structure primarily through the reduction of the Company's staff resulting in a decrease in its workforce of approximately 10%.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal, U.S. Treasury and corporate obligations with maturities of less than one year.

Income taxes. The provision for income taxes for the second quarter and first six months of 2003 and 2002 is based on an assumed combined federal, state and foreign effective tax rate of 31%. The difference between the effective tax rate and the federal statutory rate of 34% is attributable to certain permanent items.

Equity in Loss of Unconsolidated Company, net of tax. In September 2002, the Company completed a 47% minority interest investment in Momentum Computer, Inc., a developer of specialized single board computer solutions located in Carlsbad, California. During the second quarter and first six months 2003, losses were recorded reflecting the allocation of Momentum's net loss to the Company, based on the Company's ownership percentage.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company's primary source of liquidity included cash and cash equivalents of $24.0 million. The Company had working capital of $33.2 million and $32.1 million at June 30, 2003 and December 31, 2002, respectively. The Company allowed its revolving credit facility in the amount of $5 million to expire in April 2003.

Cash provided by operating activities amounted to $1.1 million and $2.6 million for the first six months of 2003 and 2002, respectively.

Capital equipment purchases amounted to $.5 million and $.6 million for the first six months 2003 and 2002, respectively. Capitalization of certain software development costs amounted to $.6 million in each of the first six months of 2003 and 2002, respectively.

In August 2002, the Board of Directors authorized a plan to repurchase up to one million shares of the Company's common stock. During the first six months of 2003, the Company repurchased a total of 56,000 shares at a total cost of $.2 million under this program.

Assuming there is no significant change in the Company's business, management believes that its current cash and cash equivalents will be sufficient to meet the Company's anticipated needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its new product and market penetration efforts. This program could have an impact on the Company's working capital, liquidity or capital resources.

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

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any such statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

  (a) Evaluation Of Disclosure Controls And Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

  (b) Changes In Internal Controls Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 1, 2003, the litigation settlement agreement associated with the class action lawsuits filed during the second quarter 2000 against the Company, as well as several of its officers and directors, alleging violations of federal securities laws was accepted and approved by the United States District Court for the Western District of New York and all claims therein were dismissed with prejudice. The costs associated with the settlement of this litigation were recorded in the third quarter of 2002.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders was held June 3, 2003. The Directors elected at the meeting were as follows:
                                                     Votes Cast
Nominees                                         For         Withheld

Robert L. Tillman                            11,168,695       486,162
Donald L. Turrell                            11,168,095       486,762

John M. Slusser, Bernard Kozel, Charles E. Maginness, Stuart B. Meisenzahl and John E. Mooney continue as Directors until the next Annual Meeting, or such times as their respective terms expire.

The stockholders voted to adopt the Performance Technologies, Incorporated 2003 Omnibus Incentive Plan. 7,575,675 shares of common stock were voted in favor of the proposal, 1,109,633 shares of common stock were voted against the proposal and 78,832 shares of common stock abstained.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2003. 11,087,884 shares of common stock were voted in favor of the proposal, 561,430 shares of common stock were voted against the proposal, and 5,543 shares of common stock abstained.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.    Exhibits

               31.1      Rule 13a-14a(a)/15d-14(a) Certification

               31.2      Rule 13a-14a(a)/15d-14(a) Certification

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         B.    Reports on Form 8-K

               (1) On April 10, 2003, the Company filed a Current Report on Form 8-K, ITEM 5 - Other to inform stockholders: (A) On March 17, 2003, Performance Technologies announced it had appointed Robert Tillman, former president of Ziatech Corporation, to its Board of Directors, and (B) In a letter dated April 2, 2003 to the Chairman of our Board of Directors, Paul L. Smith indicated that he had decided not to stand for re-election to another term as a Director of Performance Technologies, Incorporated. Mr. Smith had served as a Director since 1993 and his current term expired on June 3, 2003. A copy of the related press release was furnished as an exhibit under Item 7 to this Form 8-K. No financial statements were filed with the Form 8-K.

               (2) On April 24, 2003, the Company filed a Current Report on Form 8-K, Item 12 - Results of Operations and Financial Condition to inform stockholders that on April 23, 2003, the Company announced its results of operations for the quarter ended March 31, 2003. A copy of the related press release was furnished as an exhibit under Item 7 to this Form 8-K.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PERFORMANCE TECHNOLOGIES, INCORPORATED





August 7, 2003                         By: /s/               Donald L. Turrell
                                       ----------------------------------------
                                                             Donald L. Turrell
                                                               President and
                                                         Chief Executive Officer




August 7, 2003                         By: /s/               Dorrance W. Lamb
                                       ----------------------------------------
                                                             Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                       Vice President, Finance

                                                                 Exhibit 31.1


      Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

I, Donald L. Turrell, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Performance Technologies, Incorporated;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 7, 2003                                 /s/ Donald L. Turrell
                                                     --------------------------
                                                     Donald L. Turrell,
                                                     Chief Executive Officer

                                                                 Exhibit 31.2

      Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

I, Dorrance W. Lamb, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Performance Technologies, Incorporated;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 7, 2003                                 /s/ Dorrance W. Lamb
                                                     --------------------------
                                                     Dorrance W. Lamb,
                                                     Chief Financial Officer

                                                                 Exhibit 32.1

                           Section 1350 Certification

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance
W. Lamb, Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

     A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.


                                                /s/ Donald L. Turrell
                                                --------------------------------
                                                Donald L. Turrell
                                                Chief Executive Officer
                                                (Principal Executive Officer)
                                                Date:  August 7, 2003


                                                /s/ Dorrance W. Lamb
                                                --------------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)
                                                Date: August 7, 2003