Form 10-Q
period 2003-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2003-11-13
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------


                                    FORM 10-Q


(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2003
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to
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

     The number of shares outstanding of the registrant's common stock was 12,351,370 October 31, 2003.
     ---------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page

PART I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                Consolidated Balance Sheets as of September 30, 2003
                (unaudited) and December 31, 2002                             3

                Consolidated Statements of Income for the Three and Nine
                Months Ended September 30, 2003 and 2002 (unaudited)          4

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2003 and 2002 (unaudited)          5

                Notes to Consolidated Financial Statements for the Nine
                Months Ended September 30, 2003 (unaudited)                   6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     16

Item 4.       Controls and Procedures                                        16


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               17

Signatures                                                                   18

Certifications                                                               19

                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                September 30,      December 31,
                                                                                    2003               2002
                                                                               --------------     --------------
                                                                                 (unaudited)

Current assets:
  Cash and cash equivalents                                                     $25,997,000        $22,077,000
  Marketable securities                                                                              2,006,000
  Accounts receivable, net                                                        6,627,000          6,622,000
  Inventories, net                                                                6,341,000          4,550,000
  Prepaid expenses and other assets                                                 403,000            942,000
  Deferred taxes                                                                  1,667,000          1,574,000
                                                                               --------------     --------------
       Total current assets                                                      41,035,000         37,771,000

Property, equipment and improvements, net                                         2,617,000          3,012,000
Software development costs, net                                                   2,468,000          2,068,000
Note receivable from unconsolidated company                                       1,000,000          1,000,000
Investment in unconsolidated company                                              1,080,000          1,353,000
                                                                               --------------     --------------
       Total assets                                                             $48,200,000        $45,204,000
                                                                               ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $ 1,414,000        $ 1,926,000
  Income taxes payable                                                            1,108,000            502,000
  Accrued expenses                                                                3,515,000          3,213,000
                                                                               --------------     --------------
       Total current liabilities                                                  6,037,000          5,641,000

Deferred taxes                                                                      781,000            754,000
                                                                               --------------     --------------
       Total liabilities                                                          6,818,000          6,395,000
                                                                               --------------     --------------

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; none issued
  Common stock - $.01 par value; 50,000,000 shares
    authorized; 13,260,038 shares issued                                            133,000            133,000
  Additional paid-in capital                                                     10,448,000         10,961,000
  Retained earnings                                                              42,481,000         40,565,000
  Treasury stock - at cost; 968,875 and 1,013,696 shares
    held at September 30, 2003 and December 31, 2002, respectively              (11,622,000)       (12,782,000)
  Accumulated other comprehensive loss                                              (58,000)           (68,000)
                                                                               --------------     --------------
       Total stockholders' equity                                                41,382,000         38,809,000
                                                                               --------------     --------------
       Total liabilities and stockholders' equity                               $48,200,000        $45,204,000
                                                                               ==============     ==============


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                                  2003                2002               2003                2002
                                             ---------------    ---------------    ----------------    ---------------


Sales                                           $13,060,000        $ 3,955,000        $36,735,000         $16,981,000
Cost of goods sold                                6,516,000          2,216,000         19,062,000           7,544,000
                                             ---------------    ---------------    ----------------    ---------------
Gross profit                                      6,544,000          1,739,000         17,673,000           9,437,000
                                             ---------------    ---------------    ----------------    ---------------

Operating expenses:
  Selling and marketing                           1,514,000            855,000          4,322,000           3,128,000
  Research and development                        2,513,000          1,576,000          7,291,000           4,757,000
  General and administrative                      1,168,000            558,000          3,430,000           1,717,000
  Restructuring charge                                                 410,000                                573,000
  Class action legal settlement                                        143,000                                143,000
                                             ---------------    ---------------    ---------------     ---------------
      Total operating expenses                    5,195,000          3,542,000         15,043,000          10,318,000
                                             ---------------    ---------------    ---------------     ---------------
Income (loss) from operations                     1,349,000         (1,803,000)         2,630,000            (881,000)

Other income, net                                   150,000             95,000            404,000             332,000
                                             ---------------    ---------------    ---------------     ---------------
Income (loss) before income taxes
   and equity in loss of
   unconsolidated company                         1,499,000         (1,708,000)         3,034,000            (549,000)

Income tax provision (benefit)                      465,000           (529,000)           941,000            (170,000)
                                             ---------------    ---------------    ---------------     ---------------
Income (loss) before equity in loss
   of unconsolidated company                      1,034,000         (1,179,000)         2,093,000            (379,000)

Equity in loss of unconsolidated
   company, net of tax                              (79,000)           (12,000)          (177,000)            (12,000)
                                             ---------------    ---------------    ---------------     ---------------
      Net income (loss)                         $   955,000        $(1,191,000)       $ 1,916,000         $  (391,000)
                                             ===============    ===============    ===============     ===============


Basic earnings (loss) per share                 $       .08        $      (.10)       $       .16         $      (.03)
                                             ===============    ===============    ===============     ===============

Diluted earnings (loss) per share               $       .07        $      (.10)       $       .15         $      (.03)
                                             ===============    ===============    ===============     ===============



Weighted average number of
  common shares used in basic earnings
  per share                                      12,235,758         12,280,853         12,219,801          12,259,834
Potential common shares                             768,380                               336,038
                                             ---------------    ---------------   ----------------     ---------------
Weighted average number of
  common shares used in diluted earnings
  per share                                      13,004,138         12,280,853         12,555,839          12,259,834
                                             ===============    ===============    ===============     ===============



     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              2003                   2002
                                                                        ------------------     ------------------

Cash flows from operating activities:
Net income (loss)                                                           $ 1,916,000            $  (391,000)
Non-cash adjustments:
    Depreciation and amortization                                             1,721,000              1,592,000
    Equity in loss of unconsolidated company, net of tax                        177,000                 12,000
    Other                                                                       172,000                250,000
Changes in operating assets and liabilities:
    Accounts receivable                                                         (92,000)             4,185,000
    Inventories                                                              (1,791,000)              (136,000)
    Prepaid expenses and other assets                                           540,000                (13,000)
    Accounts payable and accrued expenses                                      (177,000)              (503,000)
    Income taxes payable                                                        606,000               (243,000)
                                                                       -----------------      -----------------
      Net cash provided by operating activities                               3,072,000              4,753,000
                                                                       -----------------      -----------------

Cash flows from investing activities:
Purchases of property, equipment and improvements                              (638,000)              (665,000)
Capitalized software development costs                                       (1,103,000)              (949,000)
Purchase of marketable securities                                                                   (2,011,000)
Maturities of marketable securities                                           2,006,000
Note receivable from unconsolidated company                                                         (1,000,000)
Investment in unconsolidated company                                                                (1,500,000)
Other                                                                           (28,000)
                                                                       -----------------      -----------------
      Net cash provided (used) by investing activities                          237,000             (6,125,000)
                                                                       -----------------      -----------------

Cash flows from financing activities:
Exercise of stock options and warrants                                          805,000                250,000
Purchase of treasury stock                                                     (194,000)
                                                                       -----------------      -----------------
      Net cash provided by financing activities                                 611,000                250,000
                                                                       -----------------      -----------------

      Net increase (decrease) in cash and cash equivalents                    3,920,000             (1,122,000)

Cash and cash equivalents at beginning of period                             22,077,000             26,913,000
                                                                       -----------------      -----------------

Cash and cash equivalents at end of period                                  $25,997,000            $25,791,000
                                                                       =================      =================



     The accompanying notes are an integral part of these consolidated financial statements

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (Unaudited)


Note - A The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2002, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock-Based Employee Compensation: At September 30, 2003, the Company had one restricted stock plan and three stock option plans. Grants under the restricted stock plan are charged to compensation costs over the vesting period. The
Company   accounts  for  the  stock  option  plans  under  the  recognition  and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:


                                                      Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
                                                     2003             2002                2003               2002
                                                -------------    --------------     --------------    ---------------

 Net income (loss), as reported                     $955,000        $(1,191,000)       $1,916,000        $  (391,000)

 Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax effects           (381,000)          (571,000)       (1,032,000)        (1,713,000)
                                                -------------    ---------------    --------------    ---------------
 Pro forma net income (loss)                        $574,000        $(1,762,000)       $  884,000        $(2,153,000)
                                                =============    ===============    ==============    ===============


 Earnings (loss) per share:
 Basic - as reported                                $    .08        $      (.10)       $      .16        $      (.03)
                                                =============    ===============    ==============    ===============
 Basic - pro forma                                  $    .05        $      (.14)       $      .07        $      (.18)
                                                =============    ===============    ==============    ===============

 Diluted - as reported                              $    .07        $      (.10)       $      .15        $      (.03)
                                                =============    ===============    ==============    ===============
 Diluted - pro forma                                $    .04        $      (.14)       $      .07        $      (.18)
                                                =============    ===============    ==============    ===============

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive employee stock options, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 743,000 and 2,166,000 options for the third quarter 2003 and 2002, respectively, and 1,425,000 and 1,900,000 for the first nine months of 2003 and 2002, respectively since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

During the nine months ended September 30, 2003, 101,171 common shares were issued upon the exercise of stock options.


Note - B    Inventories, net

Inventories consisted of the following:
                                                  September 30,     December 31,
                                                      2003             2002
                                                 --------------  ---------------

Purchased parts and components                     $5,073,000        $3,967,000
Work in process                                     2,550,000         2,046,000
Finished goods                                      2,181,000         2,088,000
                                                 --------------  ---------------
                                                    9,804,000         8,101,000
Less: reserve for inventory obsolescence           (3,463,000)       (3,551,000)
                                                 --------------  ---------------
   Net                                             $6,341,000        $4,550,000
                                                 ==============  ===============

Note - C    Restructuring Programs

During  2002,  the  Company  improved  its  cost  structure   primarily  through
reductions in the Company's staff and by consolidating the engineering operations of its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The programs were initiated during the first and third quarters of 2002 as the continuing decline in capital spending in the Company's target markets resulted in lower than anticipated Company revenue. Substantially all actions under these programs were completed in 2002, although lease commitments will continue through 2005. A summary of the activity and the remaining balance at September 30, 2003 in the restructuring accrual is as follows:

                                      Severance
                                     and related            Lease                Asset
                                        costs            commitments           impairment         Total
                                    ---------------    -----------------     --------------    --------------
2002 charge                            $341,000           $177,000              $55,000           $573,000
2002 utilization                       (332,000)           (23,000)             (55,000)          (410,000)
                                    ---------------    -----------------     --------------    --------------
Balance at
   December 31, 2002                      9,000            154,000                                 163,000
Q1 2003 utilization                                        (33,000)                                (33,000)
                                    ---------------    -----------------     --------------    --------------
Balance at
   March 31, 2003                         9,000            121,000                                 130,000
Q2 2003 utilization                      (9,000)           (31,000)                                (40,000)
                                    ---------------    -----------------     --------------    --------------
Balance at
   June 30, 2003                                            90,000                                  90,000
Q3 2003 utilization                                        (32,000)                                (32,000)
                                    ---------------    -----------------     --------------    --------------
Balance at
   September 30, 2003                  $                  $ 58,000              $                 $ 58,000

                                    ===============    =================     ==============    ==============

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

Overview

Business Strategy: Performance Technologies has a history of successfully adapting its products, services and organization to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. With the Computing Products Group acquisition in October 2002, a new business strategy was defined that management believes will continue to drive the Company's growth. This strategy is to supply "comprehensive" embedded system platforms incorporating multiple components from the Company's product portfolio.  Please refer to the Company's  Annual  Report on Form 10-K,  PART 1,
Item 1, under the caption "Business," for a discussion of the Company's new corporate and product strategies for 2003.

Financial Information: Revenue in the third quarter 2003 was $13.1 million, compared to $4.0 million in the corresponding quarter a year earlier. The Computing Products Group, acquired in October 2002, contributed $4.3 million to revenue in this period. Net income for the third quarter 2003 amounted to $1.0 million, or $.07 per diluted share, compared to a net loss amounting to $1.2 million, or $(.10) per diluted share for the third quarter 2002, based on 13.0 million and 12.3 million shares outstanding, respectively. Third quarter 2002 results included expenses associated with a restructuring charge amounting to $.4 million (pre-tax), or $.02 per diluted share, and the class action settlement cost amounting to $.1 million (pre-tax), or $.01 per diluted share.

Revenue for the nine months ended September 30, 2003 was $36.7 million, compared to $17.0 million in the corresponding period a year earlier. The Computing Products Group, acquired in October 2002, contributed $15.4 million to revenue in this period. Net income for the first nine months of 2003 amounted to $1.9 million, or $.15 per diluted share, compared to a net loss amounting to $.4 million, or $(.03) per diluted share for the first nine months of 2002, based on
12.6 million and 12.3 million shares outstanding, respectively. Results for the first nine months of 2002 included restructuring charges amounting to $.6 million (pre-tax), or $.03 per diluted share, and the class action settlement cost amounting to $.1 million (pre-tax), or $.01 per share.

Cash and marketable securities amounted to $26.0 million at September 30, 2003, compared to $24.1 million at December 31, 2002 and no long-term debt existed at either date.

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Early in 2003, a corporate-wide effort was launched to reposition the Company to deliver fully managed, system-level platform solutions. This effort achieved an important milestone during the third quarter with the release of the IPnexusTM Advanced Managed Platform product line. This new line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. This growing opportunity for the Company is the result of downsized engineering staffs and increased time-to-market pressures placed on equipment manufacturers. The Company's strategy addresses this trend by effectively enabling customers to replace proprietary or legacy platforms with the latest generation of fully managed system functionality.

During the third quarter, the Company continued to focus its marketing, sales and engineering resources on growth opportunities for integrated platforms and associated embedded products. Marketing promotional programs are targeting regional, Company sponsored, technology seminars designed to educate customers on the latest systems and platform strategies, while demonstrating the capability of the IPnexus platform solutions for a variety of customer applications. The Company's worldwide sales force continues to focus on realizing design wins for these new integrated platform solutions. The recent design win announcements with Sun Microsystems and Stratus Technologies, both expected to be multi-million dollar revenue customers during 2004, are representative of the ideal target customers for the Company's new system-level platform solutions. At all corporate locations, engineering continues to focus on both hardware and software development to support the Advanced Managed Platforms configured from the Company's individual embedded products and technologies.

During the quarter, the Company also registered growing design activity related to the SEGwayTM line of Signaling Communication Products that are built to utilize cost-effective contemporary IP networks. The SEGway product line is built on the Company's integrated platforms and is increasingly being deployed in a variety of communication applications throughout the world.

Forward  Looking  Guidance for the Fourth  Quarter 2003  (published  October 23,
2003):

The Company's products are integrated into current and next-generation embedded systems infrastructure. Traditionally, design wins have been an important metric for management to judge the Company's product acceptance in its marketplace. If implemented, design wins reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment. In addition, during difficult economic periods, a substantial portion of the Company's revenue is frequently derived from orders placed within the quarter and shipped in the final month of the quarter.

In the Company's target markets, capital spending appeared to stabilize during the fourth quarter 2002, however, very few companies in the Company's target markets are currently experiencing revenue growth. Starting in 2003, certain of the Company's customers began moving projects toward production and since mid-year, the Company's sales organization has seen a broad acceleration in design activity. During the third quarter 2003, the Company realized six design wins for its IPnexus and SEGway product families. Unfortunately, forward-looking visibility on customer orders continues to be very limited.

Based upon the current business mix, the current backlog and review of sales forecasts, management expects revenue to be $12.0 million to $13.0 million in the fourth quarter 2003. Gross margin is expected to be approximately 50.5% to 52.5%, reflecting continuing sequential improvement, and diluted per share earnings for the fourth quarter is expected to be between $.05 and $.08. The effective income tax rate for the fourth quarter is assumed to be 31%. The fourth quarter revenue guidance does not reflect orders from a customer that has contributed greater than 10% of the Company's revenue in each of the first three quarters of this year. This customer typically provides very little visibility on future orders but ordinarily would have placed orders for the fourth quarter by this time. Should this customer place orders, of the usual magnitude, for delivery in the fourth quarter, management would expect the Company to exceed this revenue and earnings guidance by a material amount.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual and Quarterly Reports, on Form 10-K and Form 10-Q, as filed with the Securities and Exchange Commission.

         Quarter and Nine Months Ended September 30, 2003, Compared with the Quarter and Nine Months Ended September 30, 2002

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Computing Products Group, acquired by the Company in October 2002.


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                         2003             2002             2003              2002
                                                    -------------     ------------    -------------     -------------

Sales                                                    100.0%           100.0%           100.0%            100.0%
Cost of goods sold                                        49.9             56.0             51.9              44.4
                                                    -------------     ------------    -------------     -------------
Gross profit                                              50.1             44.0             48.1              55.6
                                                    -------------     ------------    -------------     -------------

Operating expenses:
  Selling and marketing                                   11.6             21.6             11.8              18.5
  Research and development                                19.2             39.9             19.8              28.0
  General and administrative                               8.9             14.1              9.3              10.1
  Restructuring charge                                                     10.4                                3.4
  Class action legal settlement                                             3.6                                0.8
                                                    -------------     ------------    -------------     -------------
        Total operating expenses                          39.7             89.6             40.9              60.8
                                                    -------------     ------------    -------------     -------------
Income (loss) from operations                             10.4            (45.6)             7.2              (5.2)

Other income, net                                          1.1              2.4              1.1               2.0
                                                    -------------     ------------    -------------     -------------
Income (loss) before income taxes and
  equity in loss of unconsolidated
  company                                                 11.5            (43.2)             8.3              (3.2)

Income tax provision (benefit)                             3.6            (13.4)             2.6              (1.0)
                                                    -------------     ------------    -------------     -------------
Income (loss) before equity in loss of
  unconsolidated company                                   7.9            (29.8)             5.7              (2.2)

Equity in loss of unconsolidated company,
  net of tax                                              (0.6)            (0.3)             (0.5)             (0.1)
                                                    -------------     ------------    -------------     -------------
        Net income (loss)                                  7.3%           (30.1)%            5.2%             (2.3)%
                                                    =============     ============    =============     =============

Sales. Total revenue for the third quarter 2003 amounted to $13.1 million, compared to $4.0 million for the same quarter in 2002. For the third quarter 2003, the Computing Products Group contributed $4.3 million to revenue. During the third quarter 2003, the Company had two customers that each represented greater than 10% of sales, and the four largest customers represented 48% of sales. Shipments to customers outside of North America represented 21% and 35% of sales during the third quarter of 2003 and 2002, respectively.

Total revenue for the first nine months of 2003 was $36.7 million, compared to $17.0 million for the same period in 2002. For the first nine months of 2003, the Computing Products Group contributed $15.4 million to revenue.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, Computing products, IPnexus switch products, and other products. Revenue from each product category is expressed as a percentage of sales for the three and nine months ending September 30, 2003 and 2002:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      2003        2002        2003        2002
                                    --------    --------    --------    --------

Signaling and network access products  58%         80%         47%         86%
Computing products                     33%          0%         42%          0%
IPnexus switch products                 8%         17%         10%         11%
Other                                   1%          3%          1%          3%
                                    --------    --------    --------    --------
    Total                             100%        100%        100%        100%
                                    ========    ========    ========    ========

Signaling and network access products: Network access products provide a connection between embedded systems platforms and a variety of networks (including the signaling network) and are used to control the network and/or process information being transported over networks. Many of the Company's signaling products enable the transport of signaling messages over packet-switched (IP) networks. Revenue from this category in the third quarter 2003 amounted to $7.6 million, compared to $5.9 million in the second quarter 2003 and compared to $3.2 million in the third quarter 2002. Revenue for this product category reversed a downward trend during the second quarter 2003 and for the first nine months of 2003, revenue amounted to $17.4 million, compared to $14.7 million for the same period in 2002.

Computing products: The Computing Products Group was acquired during the fourth quarter 2002 and its products include a range of single board computers, a variety of embedded system chassis and associated chassis management products. These products enable Performance Technologies to provide comprehensive embedded system platforms incorporating multiple components from the Company's portfolio.

IPnexus switch products: The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture, which was ratified by the industry standards group in September 2001. The Company is now shipping nine distinct switch models to customers, with new models scheduled for release later this year. Revenue from this product category increased 53% to $1.0 million in the third quarter 2003, compared to $.7 million in the respective quarter of 2002. For the first nine months of 2003, revenue from this product category amounted to $3.5 million, compared to $1.8 million during the same period in 2002.

Other product revenue: This revenue is related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. For the third quarter, gross margin amounted to 50.1% and 44.0% of sales in 2003 and 2002, respectively. When comparing year-over-year gross margin performance, Computing Products were acquired during the fourth quarter 2002 and have a gross margin of approximately 35%. Overall, gross margin has improved in each quarter this year from 45.3% in the first quarter to 50.1% this quarter. This improvement is primarily attributable to fixed manufacturing overhead being spread over more units produced and rising shipment volumes of network access and signaling products which have higher margins than the Company's other products.

Total Operating Expenses. Total operating expenses were $5.2 million and $3.5 million for the third quarter 2003 and 2002, respectively. For the nine months, total operating expenses were $15.0 million and $10.3 million in 2003 and 2002, respectively. In October 2002, the Computing Products Group was acquired. During the first quarter 2003, the Company began to selectively increase expenditures in the Computing Products Group, and in sales and marketing, to implement the first phase of its new business strategy. During January and September 2002, staff reductions were initiated throughout the organization to more closely align expenses with the then current revenue levels.

Selling and marketing expenses were $1.5 million and $.9 million for the third quarter 2003 and 2002, respectively. For the nine months, selling and marketing expenses were $4.3 million and $3.1 million in 2003 and 2002, respectively. In October 2002, the Computing Products Group was acquired. During the first quarter 2003, the Company began to increase expenditures in sales and marketing to implement the first phase of its new business strategy. During January and September 2002, sales and marketing staff reductions were initiated to more closely align expenses with the then current revenue levels.

Research and development expenses were $2.5 million and $1.6 million for the third quarter 2003 and 2002, respectively. For the nine months, research and development expenses were $7.3 million and $4.8 million in 2003 and 2002, respectively. In October 2002, the Computing Products Group was acquired. During the first quarter 2003, the Company increased research and development expenditures in its Computing Products Group. During January and September 2002, engineering staff reductions were initiated to more closely align expenses with the then current revenue levels. The Company capitalizes certain software development costs, which reduces the amount of engineering costs charged to operating expense. Amounts capitalized were $1.1 million and $.9 million during the first nine months of 2003 and 2002, respectively.

General and administrative expenses were $1.2 million and $.6 million for the third quarter 2003 and 2002, respectively. For the first nine months, general and administrative expenses were $3.4 million and $1.7 million in 2003 and 2002, respectively. The increase in expense is primarily attributable to 2003 expenses associated with the Computing Products Group acquired in October 2002, expenses associated with the Chief Strategic Officer position created in January 2003 and incentive compensation.

Restructuring charges were zero and $.6 million for the first nine months of 2003 and 2002, respectively. In January and September 2002, the Company improved its cost structure primarily through the reduction of the Company's staff.

Class action legal settlement charges were zero and $.1 million for the third quarter 2003 and 2002, respectively. In September 2002, the Company signed a Memorandum of Understanding for settlement of the class action litigation outstanding since the second quarter 2000. All claims therein were dismissed with prejudice on July 1, 2003.

Other income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality Municipal, U.S. Treasury and corporate obligations with maturities of less than one year.

Income taxes. The provision for income taxes for the third quarter and first nine months of 2003 and 2002 is based on an assumed combined federal, state and foreign effective tax rate of 31%. The difference between the effective tax rate and the federal statutory rate of 34% is attributable to certain permanent items.

Equity in Loss of Unconsolidated Company, net of tax. In September 2002, the Company completed a 47% minority interest investment in Momentum Computer, Inc., a developer of specialized single board computer solutions located in Carlsbad, California. During the third quarter and first nine months of 2003, losses were recorded reflecting the allocation of Momentum's net loss to the Company, based on the Company's ownership percentage.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company's primary source of liquidity included cash and cash equivalents of $26.0 million. The Company had working capital of $35.0 million and $32.1 million at September 30, 2003 and December 31, 2002, respectively. The Company allowed its revolving credit facility in the amount of $5 million to expire in April 2003.

Cash provided by operating activities amounted to $3.1 million and $4.8 million for the first nine months of 2003 and 2002, respectively. Inventory levels have increased due to higher volumes of shipments but continued lack of visibility of customer orders.

Capital equipment purchases amounted to $.6 million and $.7 million for the first nine months of 2003 and 2002, respectively. Capitalization of certain software development costs amounted to $1.1 million and $.9 million in the first nine months of 2003 and 2002, respectively.

In August 2002, the Board of Directors authorized a plan to repurchase up to one million shares of the Company's common stock. During the first nine months of 2003, the Company repurchased a total of 56,000 shares at a total cost of $.2 million under this program.

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

Recently Issued Accounting Pronouncements

FIN 45 - In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. The Company adopted this interpretation and it did not have a material impact on the results of operations or the financial position of the Company.

FIN 46 - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." Interpretation No. 46 will require companies to identify their participation in variable interest entities, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. FIN 46 is effective for all variable interest entities created or acquired after January 31, 2003. Originally, for variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were to be applied for the first interim or annual period beginning after June 15, 2003. However, on October 8, 2003, the FASB deferred the latest date by which all public entities must apply FIN 46 to the first reporting period ending after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The only variable interest entity of the Company is its investment in Momentum Computer, Inc. and in this investment, the Company is not the primary beneficiary as discussed in FIN 46. The Company does not expect the adoption of this interpretation to have a material impact on the financial results.

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates, which management believes have the most significant effect on the financial statements are set forth below:

            o        Revenue Recognition
            o        Software Development Costs
            o        Valuation of Inventory
            o        Investments

Revenue Recognition: The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which generally occurs upon shipment by the Company. Revenue earned from arrangements for software systems requiring significant production, modification, or customization of software is recognized over the contract period as performance milestones are fulfilled. If all conditions of revenue recognition are not met, the Company defers revenue recognition. Revenue from consulting and other services is recognized at the time the services are rendered. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. Revenue from software maintenance contracts is recognized ratably over the contractual period. The Company believes that the accounting estimate related to revenue recognition is a "critical accounting estimate" because the Company's terms of sale can vary, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectability is reasonably assured.

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

Investments: The Company's equity investment in Momentum Computer, Inc., which is not "majority-owned" and controlled, is accounted for using the equity method. Poor operating results of the investee or adverse changes in market conditions in the future may cause losses or an inability of the Company to recover its carrying value in the underlying investment. The Company's management performs on-going business reviews of this investment based on quantitative and qualitative measures and assesses the need to record impairment losses when impairment indicators are identified and are considered to be other than temporary. The Company believes that the accounting estimate related to impairment of investments is a "critical accounting estimate" because the Company's management exercises judgment in determining whether to record an impairment charge on an investment. Such judgments may materially affect the value carried on its balance sheet for any period.


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

                  A.     Exhibits

                         31.1    Rule 13a-14a(a)/15d-14(a) Certification

                         31.2    Rule 13a-14a(a)/15d-14(a) Certification

                         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  B.     Reports on Form 8-K

                         (1) On July 24, 2003, the Company filed a Current Report on Form 8-K, Item 12 - Results of Operations and Financial Condition to inform stockholders that on July 23, 2003, the Company announced its results of operations for the quarter ended June 30, 2003. A copy of the related press release was furnished as an exhibit under Item 7 with this Form 8-K.

                         (2) On August 11, 2003, the Company filed a Current Report on Form 8-K, Item 5 - Other to inform stockholders that on August 11, 2003, the Company announced it had appointed Mark Rajkowski, chief operating officer, digital and applied imaging and vice president of Eastman Kodak Company, to its Board of Directors. A copy of the related press release was furnished as an exhibit under Item 7 with this Form 8-K. No financial statements were filed with this Form 8-K.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PERFORMANCE TECHNOLOGIES, INCORPORATED





November 10, 2003                              By: /s/  Donald L. Turrell
                                               ---------------------------------
                                                        Donald L. Turrell
                                                          President and
                                                       Chief Executive Officer




November 10, 2003                              By: /s/  Dorrance W. Lamb
                                               ---------------------------------
                                                        Dorrance W. Lamb
                                                   Chief Financial Officer and
                                                      Vice President, Finance

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


Date: November 10, 2003                              /s/ Donald L. Turrell
                                                     ---------------------------
                                                         Donald L. Turrell,
                                                      Chief Executive Officer

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


Date: November 10, 2003                              /s/ Dorrance W. Lamb
                                                     ---------------------------
                                                         Dorrance W. Lamb,
                                                      Chief Financial Officer

                                                                 Exhibit 32.1

                           Section 1350 Certification

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance
W. Lamb, Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.


                                                /s/ Donald L. Turrell
                                                --------------------------------
                                                Donald L. Turrell
                                                Chief Executive Officer
                                                (Principal Executive Officer)
                                                Date: November 10, 2003


                                                /s/ Dorrance W. Lamb
                                                --------------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)
                                                Date: November 10, 2003