Form 10-K
period 2003-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2004-03-30
CIK 1003950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-K
   (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the Fiscal Year Ended December 31, 2003
                                       OR
          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from to
                         Commission File Number 0-27460

                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)
                               ------------------
          Delaware                                         16-1158413
(State or other jurisdiction                            (I.R.S. Employer
    of incorporation)                                  Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2003 was approximately $70,134,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 12,714,625 as of March 22, 2004.

                       Documents Incorporated by Reference
The information called for by Items 10-14 of Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 3, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.
================================================================================

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K


PART I                                                                      Page
------
ITEM 1          Business                                                      3
ITEM 2          Properties                                                   14
ITEM 3          Legal Proceedings                                            14
ITEM 4          Submission of Matters to a Vote of Security Holders          14


PART II
-------
ITEM 5          Market for the Registrant's Common Equity and                14
                 Related Stockholder Matters
ITEM 6          Selected Financial Data                                      15
ITEM 7          Management's Discussion and Analysis of Financial            15
                 Condition and Results of Operations
ITEM 7A         Quantitative and Qualitative Disclosures About Market Risk   25
ITEM 8          Financial Statements and Supplementary Data                  25
ITEM 9          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         41
ITEM 9A         Controls and Procedures                                      41

PART III
--------
ITEM 10         Directors and Executive Officers of the Registrant           41
ITEM 11         Executive Compensation                                       41
ITEM 12         Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters              41
ITEM 13         Certain Relationships and Related Transactions               42
ITEM 14         Principal Accountant Fees and Services
                                                                             42

PART IV
-------
ITEM 15         Exhibits, Financial Statement Schedule and Reports on
                 Form 8-K
                                                                             42

ITEM 1 - Business

Overview

Performance Technologies, Incorporated (the "Company") is a supplier of platforms, components and software solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets.

Since its founding in 1981 as a Delaware corporation, the Company has consistently designed innovative embedded products and component solutions that focus on attributes such as reduced time-to-market, enhanced performance, high availability and cost advantages for a user base that includes communications, military and commercial applications. The Company has a history of successfully adapting its products and services to a constantly changing, technology-driven marketplace through the course of several business cycles that have occurred since its founding.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the section appearing in ITEM 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, potential delays associated with the purchase and implementation of an enterprise wide software system, and potential impairments related to investments. In addition, during weak economic periods, customers' visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

The Company's Web site address is www.pt.com. The Company makes available free of charge via a hyperlink on its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company will provide this information upon written request to the attention of the Chief Financial Officer, Performance Technologies, Incorporated, 205 Indigo Creek Drive, Rochester, New York 14626. Information is also available through the SEC Web site at www.sec.gov or at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Important Year 2003 Milestones

2003 was an important transitional year for the Company. While a challenging business environment existed as the year began, there was evidence that the economic deterioration in the Company's target markets that occurred during 2001 and 2002 was subsiding. More importantly, as a result of a pivotal acquisition in the latter part of 2002, the Company was able to reposition its product offering and substantially improve its market position. While many of the Company's customers and peers experienced little growth during 2003, the Company was able to nearly double its year-over-year revenue and increase its earnings ninefold.

During the economic downturn in 2001 and 2002, most equipment manufacturers in the Company's target markets implemented cost controls, reduced workforces and realigned their business models. This restructuring dramatically reduced the product design capabilities of many of these companies. This is expected to result in a greater reliance on organizations such as Performance Technologies for "standards-based" platforms as a foundation for their next-generation products. It is also expected that outsourcing of equipment and services will result in these organizations establishing strategic relationships with fewer vendors who can supply larger portions of their embedded system platform requirements.

As the Company entered 2003, it was clear that the Company's traditional customers, the telecommunication equipment manufacturers, were continuing to suffer from lethargic capital spending by carriers in North America and Europe. It was also clear that many of the carriers' forward-looking initiatives related to "next-generation" network deployment were stalled. However, as 2003 progressed there were market indications suggesting that demand for next-generation network infrastructure might improve as carrier capital spending rebounded. In addition, other end markets for embedded systems were also experiencing low activity levels as 2003 began. However, as the year progressed and the Company's newly expanded platform capability gained traction, a variety of embedded market segments demonstrated discernable signs of improvement.

2001 and 2002 were also difficult years for many of the Company's peers who sell products into the embedded systems marketplace. They also experienced significant revenue declines and operating losses and were involved with restructuring and consolidation while attempting to recover profitability.

With less focused competitors and greater customer demands for higher level, integrated platform products, 2003 became an opportune time to establish the Company's position as a broad-base, integrated platform supplier.

To take advantage of this environment, management targeted a number of programs in 2003 to reposition the Company to be a stronger platform supplier when business conditions improve. These initiatives included:

1) Target the Company's Products to a Wider Set of Embedded System Applications:
During the year, a number of actions were initiated to expand our core communications product features which are expected to broaden the customer base in a variety of promising market segments outside of a narrow traditional telecommunications focus.

2) Continue Aggressive Use of the Company's Balance Sheet Strength for Acquisitions and Investments: Valuations of companies are currently depressed in comparison to valuations before the economic downturn several years ago. This window offers the Company an opportunity to acquire products, technologies and organizations that were unavailable in the past. The Company exerted significant effort during 2003 on two such acquisitions/investments that were completed in early 2004. These were:

         Mapletree Networks, Inc.(R) - Acquisition: In January 2004, the Company completed the acquisition of substantially all of the assets of Mapletree Networks. This acquisition was the culmination of substantial efforts during the second half of 2003 to add a key strategic technology to the Company's communications product portfolio. This technology enables voice, data and fax processing using Digital Signal Processing (DSP) technology. These new products, when integrated with the Company's network access products and integrated platforms, will enable the Company to compete more effectively in the re-emerging voice over IP (VoIP) and wireless communication markets.

         InSciTek Microsystems, Inc. - Investment: In mid-February 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek Microsystems, Inc. in the form of an interest bearing convertible note that can be drawn upon in three stages. As with Mapletree Networks, this reflected the Company's efforts in late 2003 to gain expertise in IP-based technology. If the Company makes all three stages of the investment, it will have the option to acquire InSciTek during a future period. InSciTek is focused on providing easy-to-deploy, highly integrated IP-based communications server appliances for small to mid-size businesses.

3) Continue Development of Innovative, Packet-based IP Technology for Use in Embedded Systems: Despite the weak economic outlook at the beginning of 2003, the Company increased spending on new product development during 2003 in order to gain market share when the economy improves. Some of the new and innovative products developed during 2003 include:

         Advanced Managed Platform: In the fall of 2003, the Company introduced the IPnexus(TM) Advanced Managed Platform which is the Company's latest generation of fully-managed and redundant packet-based platforms for communications and server blade applications. The Advanced Managed Platform architecture offers distinct cost advantages which allow developers of next-generation systems to reduce design complexity while increasing overall system reliability and performance. From a market perspective, the IPnexus Advanced Managed Platform line is a viable alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for designing high availability into their applications using a flexible and scalable architecture.

         Gigabit Embedded Ethernet Switch: The Company continued to expand its IPnexus switching product line to include an embedded Gigabit Ethernet switch that offers network routing capabilities which is important to enhanced speed and security in data networks. This product began shipping the first quarter of 2003 and represents one of the fastest growing products, from a revenue perspective, among the Company's extensive line of switching products. Revenue from the Company's family of embedded Ethernet switching products grew by more than 100% during 2003, from 2002.

         Intelligent Shelf Manager: In the spring of 2003, the Company introduced the Intelligent Shelf Manager. This product is a key element of the Advanced Managed Platform and is an important requirement for customers because it enables the management of components in a functional embedded platform, including third-party supplied components.

         New Network Access Products: During 2003, the Company continued to expand its family of network access products to include additional contemporary components for the Advanced Managed Platform. New products in this area also included an updated model for the Multi-Protocol Server line that is now being deployed in Air Traffic Control Radar Systems and Weather Prediction Imaging System applications.

         Extend the Company's Significant Suite of Value-add Software:
         Performance Technologies continued to expand its NexusWare(TM) software capabilities in a variety of areas. Management believes that its NexusWare software provides distinct user advantages unmatched by competitive offerings and is an important enabler for our customers. This software family is based on the popular and rapidly growing Linux operating system.

         New Single Board Computer Products: The Company continued to expand and update its line of Intel-based, single board computers for embedded applications. These new products are designed to stay current with the advancing capability of microprocessor and memory technologies.

         Signaling Product Extension: During the second half of 2003, the Company saw an emergence of new opportunities in the signaling marketplace as a number of telecommunication operators initiated modest capital programs for next-generation equipment. During 2003, the Company introduced the IPnexus Signaling Blade that provides OEMs with all the functional capabilities needed to front-end applications requiring access to the SS7 network. The IPnexus Signaling Blade incorporates Performance Technologies' robust SS7 stack on top of the Company's NexusWare software in order to provide customers with a complete SS7 platform.

Industry Overview

As the sluggish economy continued into 2003, the Company's customers who are embedded system suppliers continued to maintain tight cost controls, limit engineering resources and realign their business models. These fiscal controls appear to have created a more concentrated supplier landscape for 2004 that is trimmer, but more highly focused on market opportunities. It was not just these equipment manufacturers who made such adjustments. Across the technology sector, many organizations downsized staffs and tightened cost controls. Many such organizations are now looking to do more outsourcing of equipment and services and are establishing more strategic relationships with fewer vendors.

The Company is a supplier of embedded system platforms, components and software products that are based on open standards. These platform solutions can be specifically configured using various components, often from multiple suppliers, to meet a variety of end applications found in market segments such as telecommunications infrastructure, data communications infrastructure, military and industrial systems.

Industry marketing research organizations, such as Dataquest and Venture Development Corporation, are estimating the worldwide, embedded systems market to be over $100 billion in size by 2007. Traditionally, the largest segment of this market uses "proprietary," purpose-built embedded systems and products. Embedded systems built on open standards comprise a smaller segment of this market, which is estimated to grow to as large as $10 billion by 2007. While proprietary systems are expected to continue to dominate this market in the future, a growing share of embedded systems being implemented, especially in the more limited market segments served by the Company, is expected to use open standards-based products. The driving factors behind this changing paradigm are twofold. First, systems are becoming increasingly more complex, requiring larger investments and longer lead times to design. Second, as organizations have downsized, they do not have the necessary staff to carry out extensive new product development while successfully meeting the competitive pressures of "time-to-market" found in most technology businesses. Due to these changes, embedded equipment suppliers are increasing their reliance on companies such as Performance Technologies to deliver major building blocks or complete platforms, allowing the supplier to "layer on" their "value add" which can be software and/or additional hardware elements directed at specific applications.

In addition, when organizations resized their engineering and development resources, they also made similar staffing changes in purchasing, logistics and supply groups. Due to these circumstances, many customers are now anxious to limit their number of suppliers and form strategic relationships with organizations that have broader capabilities.

Management believes that the added capability resulting from the acquisition in 2002 and integration of a portion of the Intel Communications Platform Group has positioned the Company to service these evolving market needs and opportunities. Furthermore, this acquisition more than doubled the Company's total available market through the addition of key computing and platform products. The Company's capability and market served was further expanded in early 2004 by the acquisition of Mapletree Networks and its products that address voice-processing applications. These additions to the Company's traditional product offerings will further enhance the Company's ability to become a strategic partner for higher level, integrated platform solutions to our customers.

During 2003, the Company continued its involvement in promoting and supplying embedded platforms based on the contemporary use of Ethernet technology as an integral element of the system design. This forward-looking approach to building embedded systems was created by Performance Technologies' engineers and has earned the Company a leading position in the industry as this innovative concept reached standardization and became widely adopted as the next-generation benchmark. This standard, known in the industry as the PICMG(R) 2.16 specification, applies the concepts developed for enterprise Ethernet networks to embedded systems design. While the sluggish economy slowed the deployment of equipment built to this standard, there is widespread adoption of this concept and many embedded system suppliers have incorporated this standard into their next-generation products. Central to this new system architecture is the use of an embedded Ethernet switch and Ethernet technology for communication between the blades in a system. As 2003 progressed, new design activity demonstrably increased among our customers and many are using the PICMG 2.16 concepts for their latest product efforts. This places the Company in a favorable position to participate in these new design opportunities.

In support of this new system concept, the Company continued aggressive development of its comprehensive line of embedded Ethernet switches.
Despite the sluggish economy, the Company's Ethernet switches have had noteworthy adoption among major customers and showed 100% revenue growth in 2003, compared to 2002. Furthermore, of the Company's numerous design wins, there were only selected customers at the end of 2003 who had actually implemented full-scale production. It is management's belief that the Company is in a leading market position with its embedded switching technology and that this product family will not only provide noteworthy growth as a stand-alone component but will also be a key element of our comprehensive solution set in the Company's recently introduced Advanced Managed Platform.

On a broader but related market observation, management is optimistic that its business will show improvement in 2004 based on the number of public announcements from carriers concerning capital spending for next-generation network infrastructure. These are the types of applications that many of the Company's contemporary products are targeted to fulfill. As an example of this renewed level of market activity, a recent report by Venture Development Corporation projects sales of SS7 Gateways to reach $215 million by 2006 with an annual growth rate of over 21%. While this report outlines a number of factors for this growth, one important element noted was that "carriers are choosing a gradual migration path from SS7 to voice over IP (VoIP) - to facilitate this transition, they are looking to purchase devices capable of supporting both traditional SS7 protocols and new VoIP-related protocols."

Also, telecommunications as a whole is continuing to demonstrate impressive growth in the Asia-Pacific region. While telecommunications equipment manufacturers and operators in the United States and Europe continue to report only modest growth, Asian operators and equipment manufacturers, such as NTT, Huawei, Samsung, LG and UT Starcom have shown continuing strength. According to the International Telecommunication Union (ITU), the number of telephone subscribers in the Asia-Pacific region in 2002 (both fixed and mobile) accounted for 36 percent of the worldwide total. Ten years earlier, this region accounted for less than 22 percent. This region has added more than one telephone user every second for the last decade. Mobile phone growth in the Asia-Pacific region is also continuing to grow and future networks in this region will no doubt be IP-based because of its low price point and ease of implementation. Based on the Company's IP network focus, this geographic area has great market opportunity, compared to the telecommunications markets in North America and Europe which are moving less rapidly.

Strategy

The Company has a history of successfully adapting its products, services and organization to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. During the most recent downturn, the Company maintained its commitment to aggressively fund new product development, as well as use its strong balance sheet to acquire additional products and organizations to strengthen its market position.

In late 2002, the Company acquired a portion of the Communications Platform Group from Intel Corporation. At about the same time, the Company also invested in Momentum Computers, a small organization supplying "non Intel-based" computer products that can complement the Company's embedded platform products. Both actions are intended to broaden the Company's product breadth.

Throughout 2003, a new product strategy was executed that management believes will continue to drive the Company's future growth. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded systems marketplace. An important milestone in this strategy was achieved during 2003 with the release of the IPnexus Advanced Managed Platform product line. This new line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. The Company's new platform products enable equipment manufacturers' downsized engineering staffs to improve time-to-market for their new products. The Company's strategy addresses this trend by enabling customers to replace proprietary or legacy platforms with the latest generation of fully managed system functionality.

In early 2004, the Company completed the Mapletree Networks acquisition, adding important voice processing technologies to its product family.

With these acquisitions and investments, management believes the Company has moved from a position of addressing approximately 20% of the applications in the available market served, to a position of addressing over 60% of the applications in the available market served.

The Company's product strategy for 2004 is a continuation of the strategies initiated in 2003. These efforts will be directed at effectively expanding the Company's focus of supplying integrated embedded system platforms incorporating multiple components and software from the Company.

The 2004 initiatives are expected to improve the Company's embedded platform offerings, emphasizing ease of use for our customers and expanding the geographic presence of our selling efforts.

Six specific Company initiatives have been identified for 2004:

         Enhance the Embedded Platform Capability: During 2003, the Company introduced the Advanced Managed Platform (AMP) product line. AMP is the product cornerstone of our program to establish a strong market position as a leading integrated platform supplier. In 2004, our development efforts will extend the features and ease of use of this offering. In addition, the Company will strengthen the internal organization to support the customer expectations that are associated with being a supplier of advanced embedded platforms.

         Integrate the New Voice Technology Group's Products into the Product
         Line: In early 2004, the Company acquired substantially all of the assets of Mapletree Networks. This organization and its associated products further expand our strategic initiative to supply a more comprehensive platform solution to our customers by adding voice-processing capability. This organization will operate as the Voice Technology Group and will provide key elements to the Company's embedded platform capability for VoIP and wireless applications.

         Enhance the Significant Suite of Value-add Software: Performance Technologies has a comprehensive software capability in a variety of areas. One of management's objectives for 2004 is to continue to enhance our NexusWare software to include additional features, support a variety of new products and incorporate the Voice Technology Group products. Management believes that the Company's software capability is a key differentiator in its marketplace and is responsible for providing value to our customers and enhancing product margins.

         Expand the Direct Presence in the Asia Pacific Region: An intriguing aspect of our Voice Technology Group (VTG) acquisition is their customer base in the international markets, especially the Chinese market. Since a number of geographic areas outside of North America and Europe are experiencing rapid growth, the Company expects to focus additional selling efforts and resources into these markets.
         Building on the Chinese customer base of the recently acquired VTG and an already established direct presence in Shanghai, it is expected that additional sales resources will be added into this market during 2004. While this initiative is longer term in its payback, the Company believes there is a need to be in closer touch with these potential customers to fulfill our growth objective in this area of the world.

         Expand the Signaling Product Sales Efforts Directed at Carrier and Telecom Operators: Much of Performance Technologies' business involves the supply of integrated platforms and components to original equipment manufacturers (OEMs). The Company's SEGway(TM) Signaling products are sold to both telecom carriers and OEMs. Based on the improved capital spending outlook in the telecom market, the Company expects to increase its direct selling efforts to these customers in 2004.

         Continuing Acquisition Activities: While it is the Company's intention to continue the current levels of internal product development in all areas of the business, the Board of Directors supports an aggressive program to seek additional opportunities to accelerate growth through external initiatives. These efforts continue to be targeted at adding products to the Company's platform mix and addressing additional market areas. The Company is also seeking opportunities to expand its capabilities in the application software areas that would add more value in addressing customer requirements. Management expects to use the organization's balance sheet and other capital opportunities to support these external growth efforts.

Certainly, there are identifiable risks associated with carrying out the Company's expansive corporate and product strategies in the current uncertain economic climate. Many of the Company's end markets are forecasted to show limited growth in 2004. In order to realize growth in this environment, the Company will have to gain market share from competitors. However, management believes that based on its analysis of the marketplace and the Company's strengthened and innovative product portfolio, the identified risks are manageable. If successful, management believes these initiatives will continue to reposition the organization as an important strategic partner with many of its customers, thereby increasing their utilization of the Company's broadened product capabilities. When the business cycle starts to show improvement, it is further expected that these ongoing 2004 initiatives can yield significant rewards through accelerated revenue and profitability growth.

To effectively implement the forward-looking strategy elements, management expects to selectively add to investments in sales, while sustaining the aggressive engineering development levels of 2003. Management expects to continue to leverage additional top line growth with modest increases in expense levels during the year. With an improving business environment and revenue expansion, the Company should move toward higher levels of profitability.

Products

Performance Technologies is a supplier of platforms, components and software solutions for the embedded systems marketplace that can be used in a broad range of applications including telecommunications, data communications, industrial, military and commercial.

The Company markets its products under a variety of brand names including IPnexus, Advanced Managed Platforms, Intelligent Shelf Manager, NexusWare and SEGway Products. IPnexus, NexusWare, FlexNAT, Ziatech and SEGway are trademarks of Performance Technologies, Inc.

The Company's IPnexus product line, based on open systems architectures, consists of a wide range of embedded building blocks, which can be mixed and matched to construct packet-based integrated platforms. Customers select the appropriate platform, components and software to fit system and application requirements with full confidence that all elements have been designed and engineered to work together.

The IPnexus product family consists of:
   o Advanced Managed Platforms - chassis, switches and system management
   o Network access and communications products
   o Embedded SS7 and SS7/IP
   o Software and middleware

IPnexus Advanced Managed Platforms: In September 2003, the Company introduced the IPnexus Advanced Managed Platform which is the Company's latest generation of fully-managed and redundant packet-based platforms for communications and server blade applications. This new platform line is based on an architecture referred to as PICMG 2.16, an embedded technology developed by the Company and offered as an industry standard. The Advanced Managed Platform architecture offers distinct cost advantages while allowing developers of next-generation systems to reduce design complexity with increased overall system reliability and performance. From a market perspective, the IPnexus Advanced Managed Platform line is a viable alternative to proprietary platforms and directly addresses equipment manufacturer's requirements for designing high availability into their applications using a flexible and scalable architecture. Management believes that as the economy improves and capital spending rebounds, more customers will move their new products to production using this architecture and these products.

Key elements of the IPnexus Advanced Managed Platform products include:

Intelligent Shelf Management: This offers the ability to comprehensively manage all the Company's IPnexus products, as well as third-party components integrated into the platform.

Ethernet Switching: The Company's Ethernet switching products operate as the "nexus" of the packet-based platform. As part of the Company's initiative in creating the PICMG 2.16 standard, the Company undertook an aggressive development program aimed at becoming the premier supplier of embedded Ethernet switches. Today, the Company's IPnexus switching family is the broadest switching product line in the embedded system marketplace.

Platform Components: While chassis, cooling elements (fan) and interconnection details are considered "low level technology," the Company has designed and maintains a line of these products that have advanced features targeted at high availability and rugged, demanding operating environments. This is an important element of the Company's fully integrated Advanced Management Platform offering.

IPnexus Single Board Computer Products: Single board computers continue to play a significant role in embedded platforms. The Company continues to offer and introduce new products based on the Intel processor architecture for systems requiring control or applications processing.

IPnexus Network Access and Communications Products: The Company's IPnexus network access and communications products are available in a number of formats that operate in a broad range of data communications and telecommunications applications. Performance Technologies' access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. The access product family includes stand-alone communication servers and embedded access products that operate as part of systems based on a variety of open standards.

IPnexus Software and Middleware: NexusWare, the core element of our entire software offering, is the Company's key differentiating factor in the embedded platform marketplace. NexusWare includes a comprehensive Linux-based development environment that can be supplied either as part of the IPnexus Advanced Managed Platform or with IPnexus component products. NexusWare is intended for system engineers to facilitate rapid integration and development of packet-based embedded systems while leveraging the robust and standardized software foundation of Linux.

The Company introduced its NexusWare software suite in 2001 and it currently generates additional software license revenue for the Company. Management believes the NexusWare software differentiates the Company's product offering and gives it an important competitive advantage in the market.

An important aspect of the Company's software offering is the extensive communications software protocols that can be licensed to customers for a variety of applications. Protocol functions include standard communication packages such as X.25, Frame Relay, and SS7 and SS7/IP signaling software, and specialized packages such as radar protocols used in weather tracking and air traffic control, and military communications protocols.

IPnexus Customers. Announced customers for IPnexus products include: ADLINK Technology, Inc., Agilent Technologies, Alcatel SA, APW/Electronic Solutions, Andrew Corporation, AudioCodes, General Dynamics, HP/Compaq Corporation, Lucent Technologies, Motorola Corporation, Nortel Networks, Northrup Grumman Information Technology, Polycom, Raytheon, Siemens AG, Siemens Carrier Networks LLC, Stratus Technologies, Sun Microsystems and UT Starcom.

SEGway Signaling Products. The Company's SEGway Signaling Gateways provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network architectures of today. When used in conjunction with softswitches, media gateways and application servers, signaling gateways can provide the call control functionality or service processing capabilities of traditional PSTN switches.

Performance Technologies offers a suite of signaling gateway solutions in stand-alone or embedded platform models suitable for new or existing telephony carriers or telephony equipment manufacturers. Powered by Performance Technologies' carrier-grade SS7 and SS7/IP signaling software, SEGway products are designed for easy installation and network management and are priced to ensure carriers save money in meeting the demands of high-growth SS7 networks.

In May 2003, the Company introduced the IPnexus Signaling Blade that provides OEMs with all the functional capabilities needed to front-end applications requiring access to the SS7 network. The IPnexus Signaling Blade incorporates Performance Technologies' robust SS7 stack on top of the Company's NexusWare software to provide customers with a complete SS7 platform.

Announced customers for the SEGway Signaling products include: Alcatel SA, Comfone AG, Ericsson Telecommunications, Huawei Technologies, Nortel Networks, Swisscom AG, Rural Cellular, Telecom Italia Sparkle, Telefonica Moviles Espana, Teleglobe and TSI Telecommunications Services.

Sales, Marketing and Distribution

The Company markets its products worldwide to a spectrum of customers through its direct sales force and various channels including OEMs, Value Added Resellers (VARs), distributors and systems integrators. Almost all of the Company's North American business is sold through the Company's direct sales force.

Due to the highly technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the embedded systems, networking and communications fields. To supplement its sales force, the Company has field application engineers who assist prospective customers in determining if the Company's products will meet their requirements.

Currently, 32 sales, marketing and sales support personnel are located in the Company's Rochester, New York; Old Saybrook, Connecticut; San Diego and San Luis Obispo, California; Ottawa, Canada; Shanghai, China and Henley-on-Thames, United Kingdom offices. In addition, independent sales representatives and agents cover selected geographic areas nationally and internationally; and distributors or integrators, handling selected products, supplement the Company's direct sales team on a worldwide basis.

The Company executes various ongoing marketing strategies designed to attract new OEM and end-user customers and to stimulate additional purchases from existing customers. These strategies include an active and ongoing campaign to direct potential customers to the Company's Web site, hosting technology seminars, direct mail and email campaigns, direct telemarketing, active participation in technical standards groups, participation in national, international and regional trade shows, selected trade press advertisements and technical articles.

Sales to customers outside of North America represented 21%, 25% and 27% of the Company's revenue in 2003, 2002 and 2001, respectively. The Company's products are currently sold by the Company's direct sales force and by international distributors throughout the more industrialized countries in Europe and in Asia. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars and payments for shipments from Canada to Canada are generally made in Canadian dollars.

Customers

The Company has more than 50 active customers worldwide, primarily in the server, telecommunications and embedded systems markets. Many of the Company's major customers are Fortune 500 companies in the United States or companies of similar stature in Europe and Asia. In 2003, the Company's two largest customers, Andrew Corporation and UT Starcom, represented 17% and 16% of revenue, respectively. The Company's four largest customers (Andrew Corporation, UT Starcom, Lucent Technologies and Sun Microsystems) represented 48% of the Company's revenue.

At December 31, 2003, approximately 75% of the Company's customers are in the telecommunications industry and the Company's products are generally integrated into products for wireless and next-generation IP network infrastructure. These products are targeted at customers in the following sectors: telecommunication equipment manufacturers, server manufacturers, telecommunications service providers and operators, international wireless carriers and platform manufacturers. The Company's other customers represent a range of industries utilizing open-architecture embedded systems.

Backlog

The scheduled backlog of orders amounted to $11.3 million and $8.4 million at January 30, 2004 and January 31, 2003, respectively. Orders are subject to postponement of delivery or cancellation in the normal course of business; however, historically, the Company has filled most of its firm orders. A substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and shipped in the final month of the quarter. Unfortunately, forward-looking visibility on customer orders continues to be very limited with almost no visibility beyond ninety days. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is not generally subject to large seasonal swings but is frequently softer during the summer months due to the European vacation season. Much of the Company's business is project-related, driven by customer demand, which can cause quarterly fluctuations in revenue.

Environmental Matters

The Company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment have any material effect on its capital expenditures, earnings or competitive position.

Competition

Embedded systems are either based on proprietary technology or are based on open standards. The Company's products are primarily based on open standards which is the smaller, but the faster growing portion of this market. Frequently, the Company's stiffest competition is the in-house engineering staff of its customers.

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

Competitors are generally split into two categories, the full systems suppliers and technology component suppliers.

For the IPnexus Advanced Managed Platform, the Company faces a group of competitors including Motorola Computer Group, Force Computers, Radisys Corporation and SBS Technologies. Management believes that its continuing emphasis on fully managed, system level platform solutions with a high level of the Company's software content will be a key differentiating factor for winning new accounts.

The Company's IPnexus Switching products operate in the CompactPCI systems architecture referred to as the PICMG 2.16 standard. This architecture was developed by the Company and adopted by the industry in the fall of 2001. Initially, there were several small and large competitors offering one or two different models of IP switches to the market. Today, some of these competitors have withdrawn products from the market without introducing new products. Management believes this has occurred because the technological requirements, both hardware and software, were underestimated. Current competitors include Zynx, a small private company that produces switching products and licenses its switching technology to others; and Ramix, owned by GE Fanuc Embedded Systems. The size of the Ethernet switching market is small compared to the enterprise switch market, and larger companies in that market are not expected to enter this segment due to the customization requirements and relatively low volumes, as compared to the enterprise market.

For its IPnexus Network Access and Communications products, the Company believes its key differentiators are its depth of market experience and suite of communications software, known as NexusWare. The Company's products compete with products from companies including Adax Incorporated, Audiocodes, Artesyn Technologies, Interphase Corporation and NMS Communications.

For its SEGway Signaling Products, the Company generally focuses its engineering on products that use Internet Protocol (IP) to carry signaling traffic. Since this is a newer area in the signaling market, the Company believes it has an advantage over competitors' products. Companies such as Ulticom, NMS Communications and several larger companies that have proprietary SS7 technology, or products, could develop and sell products more directly competitive with the Company's signaling products.

Research and Development

The Company's research and development expenses were approximately $9.5 million, $6.9 million and $7.9 million for 2003, 2002 and 2001, respectively. These expenses consist primarily of employee costs, material consumed in developing and designing new products, and amounts expended for software license/tools. The Company expects to continue to invest heavily in research and development in order to create innovative new products for the embedded systems market.

The Company has developed significant core competencies applicable to computing platforms, single board computers, voice and data communications, high availability, hot swap, redundant technologies and signaling communications. The Company also has significant software expertise that it applies to embedded systems and platforms.

Proprietary Technology

The Company's success depends upon retaining and maximizing the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers that contain confidentiality provisions, and limits access to, and distribution of, the source code to its software and other proprietary information. All of the Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products are provided to customers under license, generally in the form of object code, which to date has provided a high degree of confidentiality with respect to the underlying intellectual property.

Suppliers

In the fast paced technology environment, manufacturers frequently "obsolete" electronic components. In addition, more situations are arising where the Company is utilizing sole or limited source components on its products. The Company has generally been able to obtain adequate supplies of components or has redesigned specific products when adequate components are not available. Lack of availability of components can cause delays in shipments. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of its suppliers.

Manufacturing

The Company maintains a state-of-the-art manufacturing facility in Rochester, New York where it manufactures its network access, switching, signaling and a number of its single board computing products. The Computing Products group manufactures its chassis and a portion of its older single board computing products under contract, and performs system level manufacturing and integration in-house. As economically practical, management intends to continue transitioning manufacturing of its single board computer products to its Rochester manufacturing operation during 2004.

Rochester manufacturing operates under an integrated MRP system that assists in managing inventory levels and facilitates demand forecast. Many of the Company's products have high software content and are generally produced in low volumes. By utilizing an in-house manufacturing capability, management believes that the Company has achieved some safety from the risks inherent in utilizing contract manufacturing. These risks typically include a contract manufacturer's inability to meet flexible manufacturing requirements, inventory control and cost containment. In addition, use of in-house manufacturing enables the Company to maintain a high quality level for its products and greater responsiveness to customer's delivery requirements. The Company has limited alternative capabilities through third parties, however, to perform such manufacturing activities. In the event of an interruption of production at its manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

The Company intends to purchase, install and implement an enterprise-wide software system by the end of 2004, which will include replacement of the current MRP manufacturing systems in Rochester and San Luis Obispo. Delays in the implementation of a system, interruption in business activities while implementing a system, or actual costs higher than estimated, could adversely impact our operating results.

Employees

As of December 31, 2003, the Company had 225 full-time employees, five part-time and contract employees and two Engineering Cooperative student employees. Management believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

The Company's full-time employees work in the following areas:

                Research and Development                        99
                Marketing and Sales                             32
                Manufacturing                                   71
                General and Administrative                      23

Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

Risk Factors

If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. As new products are introduced, the industry standards change. Additionally, the overall embedded systems market, particularly the telecommunications industry, is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the market and the performance of industry participants. Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results. Further, in a poor economic climate such as today, current technologies may become obsolete before being replaced by new technologies.

We operate in an extremely competitive industry and our revenues and operating results will suffer if we do not compete effectively.

The embedded systems market, particularly the telecommunications industry, is extremely competitive. We face a number of large and small competitors. Many of our principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources than us to deploy on promotion, advertising, research and product development. In addition, as we broaden our product offerings, we expect to face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by our products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our revenue and operating results. Large companies have recently acquired several of our competitors. These acquisitions are likely to permit our competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

We are dependent on a number of key customers, the loss of any of which would harm our revenues and operating results.

We cannot assure that our principal customers will continue to purchase products from us at current levels. Customers typically do not enter into long-term volume purchase contracts with us and customers have certain rights to extend or delay the shipment of their orders. Even when our contracts have penalties for cancellation we may, as a practical matter, waive such penalties to preserve our business relationship. The loss of one or more of our major customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

Achieving "design wins" is an important indicator of success in our industry, however, many factors beyond our control influence whether design wins reach production.

A design win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are several steps between the time of the design win and when customers initiate production shipments. Typically, design wins reach production volumes at varying rates if they reach production at all. Historically, this gestation period prior to volume orders has been twelve to eighteen months or more after the design win occurs. A variety of risks such as schedule delays, cancellations, and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. Traditionally, design wins have been an important metric for management and industry analysts to judge our product acceptance in its marketplace. Unfortunately, during weak economic periods, fewer customers do new design activity and smaller numbers of these design wins move into production.

Our annual and quarterly results can fluctuate greatly, which can have a disproportionate effect on the price of our common stock.

Our future annual and quarterly operating results can fluctuate significantly depending on factors such as the timing and shipment of significant orders, new product introductions by us and our competitors, market acceptance of new and enhanced versions of our products, changes in pricing policies by us and our competitors, the mix of distribution channels through which our products are sold, inability to obtain sufficient supplies of sole or limited source components for our products, and seasonal and general economic conditions. Our expense levels are based, in part, on our expectations as to future revenue. Since a substantial portion of our revenue in each quarter results from orders placed within the quarter and often shipped in the final weeks of that quarter, revenue levels are difficult to predict. If revenue levels are below expectations, revenue and operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of our net expenses varies with our revenue.

We depend on a limited number of third-party suppliers to provide us with important components for our products. If we were unable to obtain components from these suppliers, our revenue and operating results would suffer.

Certain components used in our products are currently available to us from only one or a limited number of sources. There can be no assurance that future supplies will be adequate for our needs or will be available on prices and terms acceptable to us. Our inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect our gross margins, either of which would have a material adverse effect on our revenue and operating results.

Potential limitations in our manufacturing arrangements could impair our ability to meet our customers' expectations.

In order to avoid relying on outside contract manufacturers, we manufacture our network access, switch, signaling and certain single board computer products at our Rochester, New York facility. The Company's platform and certain computing products have been manufactured at contract manufacturers. We do not have significant alternative manufacturing capabilities, either internally or through third parties, to perform manufacturing of our products. Even if we were able to identify alternative third-party contract manufacturers, we cannot assume that we would be able to retain their services on terms and conditions to acceptable to us. In the event of an interruption in production, we would not be able to deliver products on a timely basis, which would have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance, we cannot assure that such insurance would adequately cover our lost business as a result of such an interruption.

If we do not adequately protect our proprietary technology, or if we infringe on the intellectual property rights of others, our revenues and operating results would suffer.

Our success depends upon our proprietary technologies. To date, we have relied principally upon trademark, copyright and trade secret laws to protect our proprietary technologies. We generally enter into confidentiality or license agreements with our customers, distributors and potential customers and limit access to, and distribution of, the source code to our software and other proprietary information. Our employees are subject to our employment policy regarding confidentiality. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technologies or to provide an effective remedy in the event of a misappropriation by others.

Although we believe that our products do not infringe on the proprietary rights of third parties, we cannot assure that infringement claims will not be asserted, resulting in costly litigation in which we may not ultimately prevail. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which would have a material adverse effect on our revenue and operating results.

Because of the existence of a large number of patents in the computer networking industry and the rapid rate of new patents granted or new standards or new technology developed, we may have to enter into technology licenses from others. We do not know whether these third party technology licenses will be available to us on commercially reasonable terms. The loss of, or inability to obtain, any of these technology licenses could result in delays or reductions in our product shipments. Any such delays or reductions in product shipments would have a material adverse effect on our revenue and operating results.

We are dependent upon a number of key personnel, the loss of these people or delays in replacing them would harm our operating results.

Our success depends on the continued contributions of our personnel, many of whom would be difficult to replace. Through mid-2001, competition for engineering personnel in our marketplace was intense. Since mid-2001, engineering personnel seem to be more readily available. Although our employees are subject to our employment policy regarding confidentiality and ownership of inventions, employees are generally not subject to employment agreements or non-competition covenants. Changes in personnel could adversely affect our operating results.

Delays in purchasing and implementing an enterprise-wide software system could harm our operating results.

As a continuing effort to improve the flow of management information and control of our operations, we intend to purchase, install, and implement an enterprise-wide software system by the end of 2004. We are currently in the process of evaluating our requirements and available enterprise-wide systems. We are examining the hardware, software, consulting, and implementation costs of available systems as well as the internal time and resources required for implementation. Our current estimates of the time and costs necessary to implement a system are based upon the facts and information available today. New developments may occur that could affect our estimates of the amount of time and the costs necessary to implement such a system. Significant delays in the implementation of a system, interruption in business activities while implementing a system, or actual costs higher than estimated, could adversely impact our operating results.

We hold investments in certain companies. These investments or other future investments are subject to potential impairment.

We hold investments in privately held companies. We may make additional investments in the future in these or other companies. During 2003, we recorded an impairment of one of our investments. Depending upon the future success of these companies in meeting their operating goals, an impairment charge could be recorded in the future. The occurence of a future impairment could adversely affect our results.

Subsequent Events

On January 23, 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc. (Mapletree), a company that provides voice-processing technology to original equipment manufacturers. The Company paid $6.6 million, including cash and the assumption of certain debt at closing and also agreed to pay an additional $1.6 million if the operations of Mapletree (on a standalone basis as operated by the Company) achieve certain milestones.

On February 18, 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. The Company invested $1.3 million in conjunction with execution of the agreement. The balance of the investment will be made in two stages during the next year based upon certain criteria.
If all stages of the remaining investment are made, the Company will have the option to acquire ownership of InSciTek during a future specified period.

ITEM 2 - Properties

The Company's corporate headquarters are located in 57,000 square feet of office and manufacturing space in Rochester, New York. The Company moved to this leased facility in April 2002. This lease expires in 2012. Corporate headquarters include the executive offices, along with sales, marketing, engineering and manufacturing operations. There is sufficient room for growth in the intermediate term in this facility and it is capable of accommodating a variety of expansion options. In 2001, the Company purchased land adjacent to this facility to accommodate future expansion.

The Company's Computing Products group is located in 61,000 square feet of office and manufacturing space leased in San Luis Obispo, California. This lease expires in 2008. This facility includes sales and marketing personnel, and engineering and manufacturing operations for the Computing Products group. Approximately 14,000 square feet of this facility is currently sublet to a tenant and there is sufficient room for the Computing Products group's intermediate-term growth in this facility.

The Company's Signaling group has sales and marketing, and engineering staff located in 13,000 square feet of office space leased in a building located in downtown Ottawa, Canada. The office lease agreements in this building expire in May 2005. The Company has the option to renew these leases for a future period of one or two years. The Signaling group also leased 7,000 square feet of office space in downtown Raleigh, North Carolina. The Company is attempting to sublet this space, however; the commercial office space market in downtown Raleigh is very weak. This office lease expires in February 2005.

The Company also leases sales and engineering offices in San Diego, California and sales offices in Connecticut and the United Kingdom.

ITEM 3 - Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations, financial condition or cash flows. During 2003, the settlement agreement for the class action suit brought against the Company in May 2000 was accepted by the Court and was paid by the Company.

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2003.

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

                  2003                                 High              Low
         -----------------------------------------------------------------------
         First Quarter                                $ 4.62           $ 3.25
         Second Quarter                                 7.69             3.44
         Third Quarter                                 12.79             7.22
         Fourth Quarter                               $14.86           $10.07

                  2002                                 High              Low
         -----------------------------------------------------------------------
         First Quarter                                $13.57           $ 7.65
         Second Quarter                                 8.60             6.25
         Third Quarter                                  6.31             3.43
         Fourth Quarter                               $ 4.74           $ 3.20

As of March 22, 2004, there were 182 stockholders of record of the Company's common stock.

To date, the Company has not paid cash dividends on its common stock and has no intention to do so for the foreseeable future.

ITEM 6 - Selected Financial Data
         (in thousands, except per share amounts)

For the Years Ended December 31:                    2003         2002         2001         2000         1999
----------------------------------------------- -----------  -----------  -----------  -----------  ------------
Sales                                              $49,992      $27,014      $36,517      $38,963      $44,494
Net income                                           3,050          326        5,186        7,050        6,226
Basic earnings per share:
  Net income                                       $   .25      $   .03      $   .42      $   .54      $   .47
  Weighted average common shares (1)                12,259       12,263       12,282       13,106       13,165
Diluted earnings per share:
  Net income                                       $   .24      $   .03      $   .41      $   .51      $   .45
  Weight average common and
    common equivalent shares (1)                    12,692       12,373       12,708       13,769       13,789

Excluding non-recurring expenses (2) (3)
  Net income                                       $ 3,529      $ 1,186      $ 5,186      $ 7,050      $ 7,970
  Basic earnings per share                         $   .29      $   .10      $   .42      $   .54      $   .61
  Diluted earnings per share                       $   .28      $   .10      $   .41      $   .51      $   .58

At December 31:                                     2003         2002         2001         2000         1999
----------------------------------------------- -----------  -----------  -----------  -----------  ------------
Working capital                                    $38,219      $32,130      $34,728      $36,975      $39,009
Total assets                                       $51,660      $45,204      $42,954      $44,758      $49,142
Total stockholders' equity                         $43,952      $38,809      $38,342      $39,468      $40,828


(1) All per share amounts have been adjusted where appropriate, for the three-for-two stock split effected in September 1999.

(2) In 2003, using an effective tax rate of 26%, amounts exclude non-recurring expenses amounting to $.5 million, or $.04 per share. These non-recurring expenses in 2003 include an incremental restructuring charge of $.1 million pre-tax ($.01 per share) and a minority investment impairment charge of $.4 million after-tax ($.03 per share). In 2002, using an effective tax rate of 31%, amounts exclude non-recurring expenses amounting to $.9 million, or $.07 per share. These non-recurring charges in 2002 include restructuring charges of $.6 million pre-tax ($.03 per share), in-process research and development expense of $.4 million after-tax ($.03 per share), and class action settlement costs of $.1 million pre-tax ($.01 per share). In 1999, using an effective tax rate of 46%, amounts exclude acquisition expenses amounting to $1.7 million, or $.13 per share. Management believes that the Company's results excluding non-recurring expenses is a better indicator of the operating results of the Company on a comparative basis as these charges result from facts and circumstances that vary in frequency and/or impact on continuing operations. All per share amounts described within this paragraph are presented on a diluted basis.

(3) This data is a non-GAAP measure that should be read in conjunction with the GAAP disclosures above as well as footnote (2) above.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the section appearing in ITEM 1 of this Form 10-K under the caption "Business," for further information regarding "Risk Factors." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, potential delays associated with the purchase and implementation of an enterprise-wide software system and potential impairments of investments. In addition, during weak economic periods, customer's visibility deteriorates causing delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Overview

Performance Technologies is a supplier of platforms, components and software solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets including communications, military and commercial.

Since its founding in 1981, the Company has consistently designed innovative embedded products and component solutions that focus on attributes such as reduced time-to-market, enhanced performance, high availability and cost advantages for its customers. The Company has a history of successfully adapting its products and services to a constantly changing, technology-driven, marketplace through the course of several business cycles that have occurred since its founding.

Through its direct worldwide sales force, the Company markets its products under a variety of brand names including IPnexus, Advanced Managed Platforms, Intelligent Shelf Manager, NexusWare and SEGway Products.

The Company's IPnexus product line, based on open systems architectures, consists of a wide range of embedded building blocks which can be mixed and matched to construct packet-based integrated platforms. Customers select the appropriate platform, components and software to fit system and application requirements with full confidence that all elements have been designed and engineered to work together. The Company's SEGway Signaling Gateways provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network architectures of today. When used in conjunction with softswitches, media gateways and application servers, signaling gateways can provide the call control functionality or service processing capabilities of traditional Public Switched Telephone Network switches. Please refer to PART 1,
ITEM 1, under the caption "Business," for further information regarding the Company's "Products."

Historically, the Company's growth has been generated through a combination of internal growth and acquisition of new products or complimentary technologies. In October 2002, the Company acquired a portion of Intel Corporation's Communications Platform Group. In January 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc. The Company expects that its future growth will continue to come from a combination of internal growth and acquisitions.

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates, that management believes have the most significant effect on the financial statements are set forth below:

   o  Revenue Recognition
   o  Software Development Costs
   o  Valuation of Inventory
   o  Income Taxes
   o  Product Warranty
   o  Impairment of Investments

Revenue Recognition: The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales, which represents the majority of the Company's revenue, occurs when all factors are met, including transfer of title and risk of loss, which occurs upon shipment by the Company. Revenue earned from arrangements for software systems requiring significant production, modification, or customization of software is recognized over the contract period as performance milestones are fulfilled. If all conditions of revenue recognition are not met, the Company defers revenue recognition. Revenue from consulting and other services is recognized at the time the services are rendered. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. Revenue from software maintenance contracts is recognized ratably over the contractual period. The Company believes that the accounting estimate related to revenue recognition is a "critical accounting estimate" because the Company's terms of sale can vary, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectability is reasonably assured.

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If in the judgment of management, technological feasibility for a particular project has not been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to costs of goods sold, as applicable. The Company believes that the accounting estimate related to software development costs is a "critical accounting estimate" because the Company's management exercises judgment in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Management exercises judgment within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

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

Income Taxes: The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The Company would record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the accounting estimate related to income taxes is a "critical accounting estimate" because the Company exercises judgment in estimating future taxable income, including prudent and feasible tax planning strategies, in assessing the need for any valuation allowance. If the Company should determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Likewise, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Product Warranty: The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for these products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on historical performance rates and related costs to repair given products. The Company believes that the accounting estimate related to Product Warranty is a "critical accounting estimate" because the Company exercises judgment in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required.

Impairment of Investments: During 2003, the Company held debt and equity investments in one company and in February 2004, made a debt investment in another company. On a periodic basis, the Company reviews and evaluates its investments for potential impairment. In determining whether impairment has occurred, the Company considers such factors as the original expectations of the investment, performance of the investee company since the date of the investment, and current and future prospects for the investee company. If events or changes in circumstances occur in which an other than temporary loss has occurred, the Company will record an impairment of the investment by writing down the investment to the Company's estimate of fair market value at the time of the impairment. The Company believes that the accounting estimate related to Impairment of Investments is a "critical accounting estimate" because the Company exercises judgment in determining whether an other than temporary loss has occurred and the Company also estimates the fair market value of the investment at the time of the impairment.

Strategy

Throughout 2003, a new product strategy was executed that management believes will continue to drive the Company's future growth. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded systems marketplace. An important milestone in this strategy was achieved during 2003 with the release of the IPnexus Advanced Managed Platform product line. This new line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. The Company's new platform products enable equipment manufacturers' downsized engineering staffs to improve time-to-market for their new products. The Company's strategy addresses this trend by enabling customers to replace proprietary or legacy platforms with the latest generation of fully managed platform functionality. Please refer to PART 1, ITEM 1, under the caption "Business," for further information regarding the Company's "Strategy."

Key Performance Indicator

The Company's integrated platform and component products are incorporated into current and next-generation embedded systems infrastructure. Traditionally, "design wins" have been an important metric for management to judge the Company's product acceptance in its marketplace. Design wins, if implemented, reach production volumes at varying rates, generally beginning 12 to 18 months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

During 2003, the Company was notified of 16 design wins by its customers. These new design wins were for its integrated platform solutions (with multiple products) (8), individual component design wins for IPnexus Switching (2), IPnexus Access (2), Computing products (1) and SEGway Signaling products (3). During 2002, the Company was informed of 24 new design wins. These design wins were for its integrated platform solutions (with multiple products) (2), individual component design wins for its IPnexus Switching (8), IPnexus Access
(12), and SEGway Signaling products (2). Not all design wins are expected to result in production orders. The Company believes that the decrease in design wins from 2002 to 2003 was a result of fewer firms doing new design activity.

Industry Overview

As the sluggish economy continued into 2003, the Company's customers who are embedded system suppliers, continued to maintain tight cost controls, limit engineering resources and realign their business models. These fiscal controls appear to have created a more concentrated supplier landscape for 2004 that is trimmer, but more highly focused on market opportunities. In addition, when these organizations resized their engineering and product development resources, they also made similar staffing changes in purchasing, logistics and supply groups. Due to these circumstances, many customers are now anxious to limit their number of suppliers and form strategic relationships with organizations that have broader capabilities.

Management believes that the added capability resulting from the acquisition in 2002 and integration of the Intel Communications Platform Group has positioned the Company to service these evolving market needs and opportunities. Furthermore, this acquisition more than doubled the Company's total available market through the addition of key computing and platform products. The Company's capability and market served was further expanded in early 2004 by the acquisition of Mapletree Networks, Inc. and its products that address voice-processing applications. These additions to the Company's traditional product offerings have enabled the Company to become a strategic partner for higher level, integrated platform solutions for our customers. Please refer to PART 1,
ITEM 1, under the caption "Business," for a discussion of the industry, economic environment and the Company's initiatives for 2004.

Financial

The Company acquired a portion of Intel Corporation's Communications Platform Group (the Computing Products group) on October 2, 2002. Beginning in the fourth quarter 2002, the Company's revenue and expenses reflect the operations of the Computing Products group.

In 2003, the following non-recurring items affected the comparability of net income between years:

   o An incremental restructuring charge ($.1 million pre-tax, or $.01 per diluted share);
   o Minority investment impairment charge ($.4 million after-tax, or $.03 per diluted share).

In 2002, the following non-recurring items affected the comparability of income between years:

   o Restructuring charges ($.6 million pre-tax, or $.03 per diluted share);
   o In-process research and development expense ($.4 million after-tax, or $.03 per diluted share); and
   o Class action settlement costs ($.1 million pre-tax, or $.01 per diluted share).

Management believes that the Company's results excluding non-recurring expenses is a better indicator of the operating results of the Company on a comparative basis as these charges result from facts and circumstances that vary in frequency and/or impact on continuing operations.

Revenue for 2003 amounted to $50.0 million, compared to $27.0 million in 2002. The increase in revenue of $23.0 million in 2003 is attributable to the increased revenue contribution from the Computing Products group (acquired in October 2002) of $13.3 million and an increase in sales benefiting from the Company's new embedded solutions strategy, which began in early 2003. On an annualized basis, revenue from the Computing Products group was lower in 2003 compared to 2002, due to a decrease in revenue from a single large customer in late 2003.

Sales outside of North America amounted to $10.4 million and $6.9 million in 2003 and 2002, respectively.

On a GAAP earnings basis, net income in 2003 amounted to $3.0 million, or $.24 per diluted share including non-recurring expenses, based on 12.7 million shares outstanding. Net income in 2002 amounted to $.3 million, or $.03 per diluted share including non-recurring expenses, based on 12.4 million shares outstanding.

On a non-GAAP earnings basis, net income for 2003 amounted to $3.5 million, or $.28 per share excluding non-recurring charges, based on 12.7 million shares outstanding. Using an effective income tax rate of 26%, non-recurring expenses during 2003 amounted to $.5 million, or $.04 per share. These non-recurring charges in 2003 include an incremental restructuring charge of $.1 million pre-tax ($.01 per share) and a minority investment impairment charge of $.4 million after-tax ($.03 per share). Net income in 2002 amounted to $1.2 million, or $.10 per share excluding non-recurring expenses, based on
12.4 million shares outstanding. Using an effective income tax rate of 31%, non-recurring expenses during 2002 amounted to $.9 million, or $.07 per share. These non-recurring charges in 2002 include restructuring charges of $.6 million pre-tax ($.03 per share), in-process research and development expense of $.4 million after-tax ($.03 per share), and class action settlement costs of $.1 million pre-tax ($.01 per share). Management believes that the Company's results excluding non-recurring expenses is a better indicator of the operating results of the Company on a comparative basis as these charges result from facts and circumstances that vary in frequency and/or impact on continuing operations.
All per share amounts described within this paragraph are presented on a diluted basis.

Cash, cash equivalents and marketable securities amounted to $29.6 million and $24.1 million at December 31, 2003 and 2002, respectively, and no long-term debt existed at either date.

During 2003 and 2002, the Company generated $5.6 million and $5.5 million from operating activities, respectively. For 2003, the Company generated $7.5 million in cash from all activities, compared to a usage of cash amounting to $4.8 million in 2002. Major items contributing to the increase in cash in 2003 included net income, non-cash charges related to depreciation and amortization, an increase in inventory reserves, an increase in income taxes payable, the maturity of certain investments, and cash received from the exercise of stock options. Offsetting these increases were uses of cash related to increases in inventory and accounts receivable, purchases of property and equipment, and capitalized software development costs. The Company believes that the respective changes in these items are primarily attributable to the increase in sales volume and earnings that the Company experienced in 2003. Significant uses of cash during 2002 included the acquisition of the Computing Products group of $3.6 million and a minority interest investment and related note receivable issuance, which together totaled $2.5 million.

The Company expended cash amounting to $.2 million and $.1 million to buy back its shares in the open market during 2003 and 2002, respectively.

The Company holds a minority equity investment in a company that develops specialized single board computer products. While results from that company's operations improved, the company was still not profitable during 2003. Based upon the Company's expectations of this company's performance at the time of the investment and their current business prospects, the Company reduced its investment from 47 percent to 30 percent and recorded an impairment charge of $.4 million for this investment during the fourth quarter 2003.

On January 23, 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc. (Mapletree), a company that provides voice, data and fax access technology to original equipment manufacturers. The Company paid $6.6 million, including cash and the assumption of certain debt at closing and also agreed to pay an additional $1.6 million if the operations of Mapletree (on a stand-alone basis as operated by the Company) achieve certain milestones.

On February 18, 2004, the Company entered into an agreement to invest up to an aggregate of $3.0 million in InSciTek Microsystems, Inc. (InSciTek), in the form of an interest bearing convertible note. The Company invested $1.3 million in conjunction with execution of the agreement. The balance of the investment will be made in two stages during the next year based upon certain criteria.
If the Company makes the remaining investment, it will have the option to acquire ownership of InSciTek during a future specified period.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales and is included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report. The table includes the results of operations of the Computing Products group, since it was acquired on October 2, 2002.


                                                                  Year Ended December 31,
                                                            2003           2002           2001
                                                        -----------     ----------     ----------
Sales                                                      100.0%         100.0%         100.0%
Cost of goods sold                                          50.6           47.6           36.5
                                                        -----------     ----------     ----------
Gross profit                                                49.4           52.4           63.5

Operating expenses:
  Selling and marketing                                     11.8           16.2           15.2
  Research and development                                  19.0           25.6           21.7
  General and administrative                                 9.3           10.1            8.1
  Restructuring charges                                       .2            2.1
  In-process research and development                                       1.4
  Class action legal settlement                                              .5
                                                        -----------     ----------     ----------
     Total operating expenses                               40.3           55.9           45.0
                                                        -----------     ----------     ----------
Income (loss) from operations                                9.1           (3.5)          18.5

Other income, net                                            1.0            2.0            2.7
                                                        -----------     ----------     ----------
Income (loss) before income taxes and
  equity in loss of unconsolidated company                  10.1           (1.5)          21.2

Income tax provision (benefit)                               2.6           (3.0)           7.0
                                                        -----------     ----------     ----------
Income before equity in loss of unconsolidated company       7.5            1.5           14.2

Equity in loss of unconsolidated company                     (.6)           (.3)
Impairment of minority interest investment                   (.8)
                                                        -----------     ----------     ----------

      Net income                                             6.1%           1.2%          14.2%
                                                        ===========     ==========     ==========

Excluding non-recurring expenses (1) (2)

Income before income taxes and
  equity in loss of unconsolidated company                  10.4%           2.5%          21.2%

Income tax provision (benefit)                               2.7           (2.2)           7.0
                                                        -----------     ----------     ----------
Income before equity in loss of unconsolidated company       7.7            4.7           14.2

Equity in loss of unconsolidated company                     (.6)           (.3)
                                                        -----------     ----------     ----------

      Net income, including non-recurring expenses           7.1%           4.4%          14.2%
                                                        ===========     ==========     ==========

 (1) In 2003, using an effective tax rate of 26%, excludes non-recurring expenses related to an incremental restructuring charge of $.1 million pre-tax, or .2%, and the impairment of a minority interest investment of $.4 million after-tax, or .8%, together which total $.5 million, or 1.0% of sales. In 2002, using an effective tax rate of 31%, excludes non-recurring expenses related to restructuring charges of $.6 million pre-tax, or 1.5% of sales, in-process research and development costs of $.4 million after-tax, or 1.4% of sales, and class action settlement costs of $.1 million pre-tax, or .3% of sales, together which total $.9 million, or 3.2% of sales. Management believes that the Company's results excluding non-recurring expenses is a better indicator of the operating results of the Company on a comparative basis as these charges result from facts and circumstances that vary in frequency and/or impact on continuing operations.

(2) This data is a non-GAAP measure and should be read in conjunction with the GAAP disclosures above as well as footnote (1) above.

Year Ended December 31, 2003 compared with the Year Ended December 31, 2002

Sales. Total revenue for 2003 was $50.0 million, compared to $27.0 million for 2002. For the years indicated in the following table, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, Computing products (acquired in October 2002), IPnexus switching products, and other products. Revenue from each product category, expressed as a percentage of sales for 2003 and 2002, is as follows:

                                             2003                    2002
                                      ------------------     -------------------

  Signaling and network access products       52%                     70%
  Computing products                          37%                     18%
  IPnexus switching products                  10%                      9%
  Other products                               1%                      3%
                                      ------------------     -------------------
    Total                                    100%                    100%
                                      ==================     ===================

Signaling and network access products: Revenue from these products amounted to $26.1 million and $18.8 million in 2003 and 2002, respectively. This 39% increase in revenue in 2003 was the result of the economic stabilization within the Company's target markets and increased shipments related to existing design wins and new customers for these products in 2003.

Computing products: This category represents revenue generated by the Computing Products group acquired in October 2002. For the last three months of 2002, revenue from these products amounted to $5.0 million. For 2003, revenue amounted to $18.3 million reflecting a full year of sales. On an annualized basis, revenue from the Computing Products group was lower in 2003 compared to 2002, due to a decrease in revenue from a single large customer in late 2003.

IPnexus switching products: Revenue from switching products grew by 108% to $5.0 million in 2003, from $2.4 million in 2002. This growth reflects the rising adaptation of the new embedded systems architecture, which requires use of Ethernet switches and the Company's focus of providing a broad family of products to meet this need. IPnexus switching product revenue is expected to continue growing as more customers move their new products into production using this architecture.

Other products: Revenue from other products amounted to $.6 million and $.8 million in 2003 and 2002, respectively. This revenue is related to legacy products. Customer demand for these products continues to decline as customers move to newer technology.

Gross Profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 49.4% and 52.4% of sales in 2003 and 2002, respectively. Gross margin as a percentage of sales decreased in 2003 primarily because of the increase in shipments of lower margin Computing products. Gross margins for Computing products are generally lower than the gross margins realized by the Company's other product categories because the Computing products are more hardware centric products and include less proprietary technology as compared to the Company's other products. Since the Computing Products group's operations were included for the full year in 2003, compared with only three months in 2002, revenue from Computing products constituted a greater percentage of total revenue causing a decrease in overall gross margins. The decrease in gross margins attributable to the Computing products was partially offset by increases in gross margin for the other product categories as the Company's fixed manufacturing overhead was spread over a larger volume of shipments in 2003, compared to 2002.

Total Operating Expenses. Total operating expenses in 2003 amounted to $20.1 million in 2003, compared to $15.1 million in 2002. For 2003, the operating expenses include a full year of operations of the Computing Products group, compared to only three months in 2002. During 2002, the Company took actions to improve its cost structure by more appropriately aligning expenses with current revenue levels. These expense reductions amounted to $2.6 million annually and were attained by reducing staffing levels by approximately 20% and by consolidating one remote office location to more efficiently provide engineering and product support.

Selling and marketing expenses totaled $5.9 million in 2003, compared to $4.4 million in 2002. This increase of $1.5 million in 2003 is primarily attributable to the inclusion of the Computing Products group for a full year of operations amounting to $1.0 million and an increase of $.5 million related to additional sales people and related expenses.

Research and development expenses totaled $9.5 million and $6.9 million in 2003 and 2002, respectively. This increase of $2.6 million in 2003 is primarily attributable to the inclusion of the Computing Products group for a full year increasing expense by $2.3 million. The Company capitalizes certain software development costs, which reduce the amount of software development charged to operating expense. Amounts capitalized were $1.5 million and $1.2 million for 2003 and 2002, respectively. Gross expenditures for engineering and software development were $11.0 million and $8.1 million for 2003 and 2002, respectively.

General and administrative expenses amounted to $4.6 million and $2.7 million in 2003 and 2002, respectively. This increase of $1.9 million in 2003 is primarily related to the inclusion of the Computing Products group for the entire year increasing expenses by $1.0 million, plus increases in personnel related and other administrative costs of $.9 million associated with the Company's growth in 2003, compared to 2002.

Restructuring charges amounted to $.1 million and $.6 million in 2003 and 2002, respectively. In 2002, these non-recurring expenses were associated with actions the Company took to improve its cost structure and included severance related to staffing reductions and expenses associated with closing the Raleigh, North Carolina engineering facility. In 2003, the Company incurred an incremental restructuring charge related to the lease of its Raleigh, North Carolina facility. This incremental charge is the result of a revised management estimate regarding future expected sublease receipts for this facility.

In-process research and development expenses were $.4 million in 2002. This was a charge for in-process research and development costs associated with the Computing Products group acquisition expensed in accordance with Financial Accounting Standards Board Interpretation No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method."

Class action legal settlement charges were $.1 million in 2002. In September 2002, the Company signed a Memorandum of Understanding for settlement of the class action litigation outstanding since May 2000. During 2003, the settlement agreement was accepted and approved by the Court and the settlement was paid by the Company.

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality municipal and U.S. Treasury securities with maturities of less than one year. Interest rates declined in 2003, compared to 2002, resulting in reduced interest income. Offsetting this reduction was an increase in interest income from the note receivable issued to an unconsolidated company in September 2002.

Income Taxes. The Company's income tax provision for 2003 totaled $1.3 million, compared to an income tax benefit of $.8 million in 2002. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from its international operations, research activities, tax-exempt interest and foreign sales. For 2003, the Company's effective tax rate was 26% and also included the favorable resolution of prior year tax uncertainties. For 2002, the Company's income tax was a tax benefit due the Company and included the effect of in-process research and development expenses as well as the favorable resolution of prior year tax uncertainties.

Equity in Loss of Unconsolidated Company. In September 2002, the Company completed a minority interest investment in Momentum Computer, Inc. (Momentum), a developer of specialized single board computer products located in Carlsbad, California. During 2003, the Company recorded losses of $.3 million related to its allocation of Momentum's net loss. During the fourth quarter 2003, the Company reduced its investment in Momentum from 47 percent to 30 percent and recorded an impairment of its investment due to Momentum's weaker than expected financial results. The Company wrote this investment down by $.4 million, to $.4 million at December 31, 2003, the Company's estimate of the investment's fair market value at that date. During 2002, a loss of $.1 million was recorded reflecting the allocation of Momentum's net loss to the Company, based on the Company's ownership percentage.

Year Ended December 31, 2002 compared with the Year Ended December 31, 2001

Sales. Total revenue for 2002 was $27.0 million, compared to $36.5 million for 2001. The acquired Computing Products group contributed $5.0 million to revenue in 2002. For the years indicated, the Company's products are grouped into four distinct categories in one market segment: Signaling and network access products, Computing products, IPnexus switching products, and other products. Revenue from each product category, expressed as a percentage of sales for 2002 and 2001, are as follows:

                                             2002                    2001
                                      ------------------     -------------------

Signaling and network access products         70%                     87%
Computing products                            18%                      0%
IPnexus switching products                     9%                      5%
Other                                          3%                      8%
                                      ------------------     -------------------
    Total                                    100%                    100%
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

Computing products: Revenue from this product category amounted to $5.0 million in 2002. This product revenue was generated in the fourth quarter 2002 by the acquired Computing Products group.

IPnexus switching products: Revenue from this category grew 44% to $2.4 million in 2002, compared to $1.7 million for 2001. The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture, which was ratified in September 2001.

Other products: Revenue from other products amounted to $.8 million and $3.0 million in 2002 and 2001, respectively. This revenue is related to legacy products. Customer demand for these products declined significantly during the twelve months of 2002 as customers moved to newer technology. Many of these products are project oriented and shipments can fluctuate on a quarterly basis.

Gross Profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 52.4% and 63.5% of sales in 2002 and 2001, respectively. Fixed expenses such as certain manufacturing labor and overhead costs, technical support costs, and amortization of capitalized software development spread over lower sales volumes impacted gross margin as a percentage of sales during 2002, compared to 2001. The decrease in gross margin in 2002 is also attributable to the write off of certain software capitalization projects of $.3 million, an increase in inventory obsolescence expense of $.3 million, and lower gross margins on the acquired Computing Products group.

Total Operating Expenses. Total operating expenses amounted to $15.1 million and $16.4 million in 2002 and 2001, respectively, and include expenses associated with the Computing Products group during the fourth quarter 2002. During January and September 2002, the Company took actions to improve its cost structure by more closely aligning expenses with current revenue levels. These expense reductions amounted to $2.6 million annually and were attained by reducing staffing levels by approximately 20% and by consolidating one remote office location to more efficiently provide engineering and product support. Despite these efforts, when total operating expenses are spread over lower sales volumes, total operating expenses increased to 55.9% of sales in 2002, compared to 45.0% in 2001.

Selling and marketing expenses amounted to $4.4 million and $5.5 million in 2002 and 2001, respectively. This decrease in expense is primarily the result of lower personnel and commission expenses, and reductions in advertising, travel and trade show participation. This decrease was partially offset by expenses associated with the Computing Products group during the fourth quarter 2002.

Research and development expenses amounted to $6.9 million and $7.9 million in 2002 and 2001, respectively. This decrease in expense is primarily attributable to lower engineering staff levels. This decrease was partially offset by expenses associated with the Computing Products group during the fourth quarter 2002. Despite the net reduction in expense, management continued to commit significant resources to the development of new products. In addition, the Company capitalizes certain software development costs, which reduce the amount of software development costs charged to operating expense. Amounts capitalized were $1.2 million and $1.7 million for 2002 and 2001, respectively. Gross expenditures for engineering and software development were $8.1 million and $9.6 million for 2002 and 2001, respectively.

General and administrative expenses amounted to $2.7 million and $2.9 million in 2002 and 2001, respectively. This decrease in expense is the result of tightened control over general and administrative expenses and lower personnel related expenses. This decrease was partially offset by expenses associated with the Computing Products group during the fourth quarter 2002.

Restructuring charges amounted to $.6 million in 2002. These non-recurring expenses were associated with actions the Company took to improve its cost structure. They include severance related to staffing reductions and expenses associated with closing the Raleigh, North Carolina engineering facility.

In-process research and development expenses were $.4 million in 2002. This is a one-time charge for in-process research and development costs associated with the Computing Products group acquisition that were expensed in accordance with FASB Interpretation No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility and had no alternative use.

Class action legal settlement charges were $.1 million in 2002. In September 2002, the Company signed a Memorandum of Understanding for settlement of the class action litigation outstanding since May 2000.

Other Income, net. Other income consists primarily of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality municipal and U.S. Treasury securities with maturities of less than one year. During 2002, interest rates declined reducing interest income by $.4 million in 2002.

Income Taxes. The income tax benefit of $.8 million during 2002 reflects tax credits due the Company relating to its international operations, as well as benefits derived from its research activities, foreign sales, tax-exempt interest, and the favorable resolution of prior year tax uncertainties. The income tax provision for 2001 is based on the combined federal, state and foreign effective tax rate of 33%.

Equity in Loss of Unconsolidated Company, net of tax. During 2002, a loss of $.1 million was recorded reflecting the allocation of an unconsolidated company's net loss to the Company, based on the Company's ownership percentage.

Liquidity and Capital Resources

At December 31, 2003, the Company's primary source of liquidity included cash and cash equivalents of $29.6 million. The Company had working capital of $38.2 million at December 31, 2003.

Cash provided by operating activities was $5.6 million for 2003. This amount included net income of $3.0 million, non-cash charges related to depreciation and amortization of $2.3 million and inventory reserves of $1.3 million. Cash used in operations due to changes in operating assets and liabilities included increases in inventory of $2.2 million and an increase in accounts receivable of $1.3 million. Both of these increases relate to higher sales volumes in 2003. Offsetting these uses of cash, income taxes payable increased by $1.3 million, which is the result of the increase in the Company's taxable income in 2003.

Cash generated from investing activities during 2003 amounted to $.03 million. During 2003, the Company's capital equipment purchases amounted to $.7 million. The Company capitalizes certain software development costs. Amounts capitalized and included within investing activities were $1.5 million in 2003. Maturities of investments of $2.0 million occurred in 2003 which increased cash provided by investing activities.

Cash provided by financing activities totaled $1.9 million for 2003. Funds received from the exercise of stock options amounted to $2.1 million. As part of a stock buy-back plan authorized by the Board of Directors which expired in April 2003, the Company purchased shares of its stock in the open market amounting to $.2 million in 2003.

Off Balance Sheet Arrangements

The Company is not party to any off balance sheet arrangements other than those noted below under contractual obligations.

Contractual Obligations

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company has leased facilities in its other operating locations in North America that expire between 2003 through 2005. Subsequent to December 31, 2003, the Company renewed the lease for its operation in Canada through May 2006. The minimum lease payments associated with this renewal are included in the table below.

The Company enters into purchase commitments during the normal course of its operations. Certain of the purchase commitments of the Company are non-cancellable. At December 31, 2003, the Company's purchase commitments expire through December 31, 2004. Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2003.

Future minimum payments for all operating leases having a remaining term in excess of one year and outstanding non-cancellable purchase commitments at December 31, 2003 are as follows:

                                   Operating Leases         Purchase Commitments
                                   ----------------         --------------------
          2004                        $1,617,000                  $2,490,000
          2005                         1,454,000
          2006                         1,348,000
          2007                         1,301,000
          2008                         1,316,000
          Thereafter                   2,526,000
                                   -------------
          Total                       $9,562,000
                                   =============
The Company is not a party to any other significant contractual obligations.

Subsequent Events

In January 2004, the Company paid $6.6 million to acquire substantially all of the assets of Mapletree Networks, Inc. and in February 2004, paid $1.3 million related to a convertible note receivable by InSciTek Microsystems, Inc., in favor of the Company.

Current Position

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and marketable securities together with cash generated from operations should be sufficient to meet the Company's anticipated operating needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its growth and market penetration efforts. These efforts could have an impact on the Company's working capital, liquidity or capital resources and the Company may raise additional capital to facilitate these efforts.

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

FIN 46 - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company is currently evaluating the effect that the adoption of FIN 46 for non-SPE VIEs created prior to February 1, 2003 will have on its financial position, results of operations and cash flows.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments and believes its exposure to such risk is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of U.S. Treasury securities, municipal securities and corporate obligations. The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada. The Company believes that its exposure to foreign currency risk is minimal. The Company does not participate in the investment of derivative financial instruments.

ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements:                                              Page
                                                                            ----

   Report of Independent Auditors                                            26
   Consolidated Balance Sheets at December 31, 2003 and 2002                 27
   Consolidated Statements of Income for the Years Ended December 31,
      2003, 2002 and 2001                                                    28
   Consolidated Statements of Changes in Stockholders' Equity for the
      Years Ended December 31, 2003, 2002 and 2001                           29
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002 and 2001                                       30
   Notes to Consolidated Financial Statements                                31

Index to Financial Statement Schedules:

Schedule II - Valuation and qualifying accounts
   Allowance for doubtful accounts                                           43
   Reserve for inventory obsolescence                                        43

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

                         Report of Independent Auditors

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Rochester, New York
February 5, 2004 (except for the second paragraph of Note U as to which the date is February 18, 2004)

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          December 31,
                                                    2003                2002
                                                    ----                ----

Current assets:
   Cash and cash equivalents                    $29,589,000         $22,077,000
   Marketable securities                                              2,006,000
   Accounts receivable, net                       7,857,000           6,622,000
   Inventories, net                               5,443,000           4,550,000
   Prepaid expenses and other assets                626,000             942,000
   Deferred taxes                                 1,714,000           1,574,000
                                             ---------------     ---------------
         Total current assets                    45,229,000          37,771,000

Property, equipment and improvements, net         2,432,000           3,012,000
Software development costs, net                   2,597,000           2,068,000
Note receivable from unconsolidated company       1,000,000           1,000,000
Investment in unconsolidated company                402,000           1,353,000
                                             ---------------     ---------------
         Total assets                           $51,660,000         $45,204,000
                                             ===============     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $ 1,231,000         $ 1,926,000
   Income taxes payable                           1,760,000             502,000
   Accrued expenses                               4,019,000           3,213,000
                                             ---------------    ----------------
         Total current liabilities                7,010,000           5,641,000

Deferred taxes                                      698,000             754,000
                                             ---------------    ----------------
         Total liabilities                        7,708,000           6,395,000
                                             ---------------    ----------------

Commitments and contingencies (Note I and P)

Stockholders' equity:
   Preferred stock - $.01 par value; 1,000,000
      shares authorized; none issued
   Common stock - $.01 par value; 50,000,000
      shares authorized; 13,260,038 shares
      issued                                        133,000             133,000
   Additional paid-in capital                    12,863,000          12,725,000
   Retained earnings                             40,532,000          38,801,000
   Treasury stock - at cost, 811,049 and
      1,013,696 shares held at December 31,
      2003 and 2002, respectively                (9,536,000)        (12,782,000)
   Accumulated other comprehensive loss             (40,000)            (68,000)
                                             ---------------    ----------------
         Total stockholders' equity              43,952,000          38,809,000
                                             ---------------    ----------------
         Total liabilities and stockholders'
         equity                                 $51,660,000         $45,204,000
                                             ===============    ================


   The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                               Year Ended December 31,
                                                                      2003               2002               2001
                                                                      ----               ----               ----

Sales                                                               $49,992,000        $27,014,000        $36,517,000
Cost of goods sold                                                   25,293,000         12,846,000         13,327,000
                                                                 ---------------    ---------------    ---------------
Gross profit                                                         24,699,000         14,168,000         23,190,000
                                                                 ---------------    ---------------    ---------------

Operating expenses:
   Selling and marketing                                              5,881,000          4,385,000          5,534,000
   Research and development                                           9,493,000          6,914,000          7,941,000
   General and administrative                                         4,639,000          2,735,000          2,946,000
   Restructuring charges                                                118,000            573,000
   In-process research and development                                                     366,000
   Class action legal settlement                                                           143,000
                                                                 ---------------    ---------------    ---------------
      Total operating expenses                                       20,131,000         15,116,000         16,421,000
                                                                 ---------------    ---------------    ---------------
Income (loss) from operations                                         4,568,000           (948,000)         6,769,000

Other income, net                                                       522,000            550,000            971,000
                                                                 ---------------    ---------------    ---------------
Income (loss) before income taxes and
   equity in loss of unconsolidated company                           5,090,000           (398,000)         7,740,000

Income tax provision (benefit)                                        1,339,000           (819,000)         2,554,000
                                                                 ---------------    ---------------    ---------------
Income before equity in loss of unconsolidated
   company                                                            3,751,000            421,000          5,186,000

Equity in loss of unconsolidated company                               (309,000)           (95,000)
Impairment of minority interest investment                             (392,000)
                                                                 ---------------    ---------------    ---------------
      Net income                                                    $ 3,050,000        $   326,000        $ 5,186,000
                                                                 ===============    ===============    ===============




Basic earnings per share                                            $       .25        $       .03        $       .42
                                                                 ===============    ===============    ===============

Diluted earnings per share                                          $       .24        $       .03        $       .41
                                                                 ===============    ===============    ===============




Weighted average number of common shares used in
   basic earnings per share                                          12,258,575         12,263,351         12,282,400
Potential common shares                                                 433,624            109,721            425,661
                                                                 ---------------    ---------------    ---------------
Weighted average number of common shares used in
   diluted earnings per share                                        12,692,199         12,373,072         12,708,061
                                                                 ===============    ===============    ===============



   The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                                     Additional                                     Other
                               Common Stock           Paid-in       Retained       Treasury     Comprehensive
                           Shares       Amount        Capital       Earnings        Stock            Loss          Total
                         -----------  ----------   ------------   ------------  -------------   -------------  -------------
Balance -
   January 1, 2001       13,260,038    $133,000    $12,679,000    $34,749,000    $(8,042,000)      $(51,000)    $39,468,000
Comprehensive income:
       2001 net income                                              5,186,000                                     5,186,000
Exercise of options
   and warrants                                                    (1,089,000)     1,630,000                        541,000
Tax benefit-option plan                                 19,000                                                       19,000
Purchase of treasury
   stock-547,334 shares                                                           (6,872,000)                    (6,872,000)
                         -----------  ----------   ------------   ------------  -------------   -------------  -------------
Balance -
   December 31, 2001     13,260,038     133,000     12,698,000     38,846,000    (13,284,000)       (51,000)     38,342,000

Comprehensive income:
       2002 net income                                                326,000                                       326,000
       Currency
       translation
       adjustment                                                                                   (17,000)        (17,000)
Exercise of options                                                  (371,000)       621,000                        250,000
Tax benefit-option plan                                 27,000                                                       27,000
Purchase of treasury
   stock-34,511 shares                                                              (119,000)                      (119,000)
                         -----------  ----------   ------------   ------------  -------------   -------------  -------------
Balance -
 December 31, 2002       13,260,038     133,000     12,725,000     38,801,000    (12,782,000)       (68,000)     38,809,000

Comprehensive income:
       2003 net income                                              3,050,000                                     3,050,000
       Currency
       translation
       adjustment                                                                                    28,000          28,000
Exercise of options                                                (1,319,000)     3,440,000                      2,121,000
Restricted stock
  compensation expense                                  67,000                                                       67,000
Tax benefit-option plan                                 71,000                                                       71,000
Purchase of treasury
   stock-56,350 shares                                                              (194,000)                      (194,000)
                         -----------  ----------   ------------   ------------  -------------   -------------  ------------
Balance -
   December 31, 2003     13,260,038    $133,000    $12,863,000    $40,532,000    $(9,536,000)      $(40,000)    $43,952,000
                         ===========  ==========   ============   ============  =============   =============  =============

   The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                         2003                2002                2001
                                                                         ----                ----                ----
Cash flows from operating activities:
  Net income                                                         $ 3,050,000         $   326,000         $ 5,186,000
  Non-cash adjustments:
     Depreciation and amortization                                     2,277,000           2,124,000           1,537,000
     Provision for bad debts                                              87,000             200,000             152,000
     Reserve for inventory obsolescence                                1,275,000             980,000             708,000
     Non-cash restructuring charges                                      118,000             209,000
     Restricted stock compensation expense                                67,000
     Deferred taxes                                                     (125,000)             32,000             392,000
     In-process research and development                                                     366,000
     Equity in loss of unconsolidated company                            309,000              95,000
     Impairment of minority interest investment                          392,000
  Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                              (1,322,000)             80,000             336,000
     Inventories                                                      (2,168,000)           (104,000)          1,324,000
     Prepaid expenses and other assets                                   316,000            (226,000)            386,000
     Accounts payable and accrued expenses                                26,000           1,221,000          (1,130,000)
     Income taxes payable                                              1,258,000             177,000             150,000
                                                                  ----------------    ----------------    ----------------
       Net cash provided by operating activities                       5,560,000           5,480,000           9,041,000
                                                                  ----------------    ----------------    ----------------
Cash flows from investing activities:
  Purchases of property, equipment and improvements                     (674,000)         (1,110,000)         (1,325,000)
  Capitalized software development costs                              (1,524,000)         (1,188,000)         (1,654,000)
  Purchases of marketable securities                                                      (2,006,000)             (5,000)
  Maturities of marketable securities                                  2,006,000                              10,000,000
  Business acquisition                                                   (33,000)         (3,643,000)
  Investment in unconsolidated company                                   250,000          (1,500,000)
  Note receivable from unconsolidated company                                             (1,000,000)
                                                                  ----------------    ----------------    ----------------
       Net cash provided (used) by investing activities                   25,000         (10,447,000)          7,016,000
                                                                  ----------------    ----------------    ----------------
Cash flows from financing activities:
  Exercise of stock options and warrants                               2,121,000             250,000             541,000
  Purchase of treasury stock                                            (194,000)           (119,000)         (6,872,000)
                                                                  ----------------    ----------------    ----------------
       Net cash provided (used) by financing activities                1,927,000             131,000          (6,331,000)
                                                                  ----------------    ----------------    ----------------
       Net increase (decrease) in cash and cash equivalents            7,512,000          (4,836,000)          9,726,000
Cash and cash equivalents at beginning of year                        22,077,000          26,913,000          17,187,000
                                                                  ----------------    ----------------    ----------------
Cash and cash equivalents at end of year                             $29,589,000         $22,077,000         $26,913,000
                                                                  ================    ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net of (refunds)                                  $   161,000         $(1,050,000)        $ 2,033,000

Non-cash financing activity:
   Exercise of stock options using 800 shares
      of common stock in 2001                                        $                   $                   $    10,000

   The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a supplier of platforms, components and software solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets.

Segment Data, Geographic Information and Significant Customers: The Company operates in one industry segment. Export sales to customers outside North America represented 21%, 25% and 27% of total sales for the years ended December 31, 2003, 2002 and 2001, respectively.

For 2003, 2002, and 2001, four customers accounted for approximately 48%, 28%, and 30%, respectively, of sales. For 2003, the Company had two customers who comprised greater than 10% of sales. These customers were Andrew Corporation and UT Starcom, who comprised 17% and 16% of 2003 sales, respectively. For 2002 and 2001, no single customer represented greater than 10% of sales.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company owns 20% to 50% of the voting stock and exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. In addition, the consolidated financial statements include the operating results of Ziatech Corporation from the date of the acquisition (Note B). All significant inter-company transactions have been eliminated. Certain reclassifications have been made in prior years to conform with the current year presentation.

Foreign Currency Translation: The Canadian dollar is the functional currency of the Company's Canadian subsidiary. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange, and revenue and expenses are translated using average rates. Gains and losses from foreign currency translation are included in "Accumulated other comprehensive loss" as a separate component of stockholders' equity. Translation adjustments are not tax-effected as they relate to investments considered permanent in nature. Foreign currency transaction gains and losses are included in the Consolidated Statements of Income.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, marketable securities and accounts receivable. Marketable securities consist of high quality, short-term interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2003, Andrew Corporation comprised 17% of net accounts receivable. As of December 31, 2002, UT Starcom represented 23% of net accounts receivable.

Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including marketable securities, accounts receivable and accounts payable approximate fair values at December 31, 2003 and 2002, as the maturity of these instruments are generally short term.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities: The Company classified all of its marketable debt securities at December 31, 2002 as held to maturity and has accounted for these investments at amortized cost. Marketable securities classified as held to maturity are high credit quality securities in accordance with the Company's investment policy. The Company did not hold any marketable securities at December 31, 2003.

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company provides inventory reserves for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Note A - Nature of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition: The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". Revenue is recognized upon receipt of a signed purchase order or contract, product shipment, provided the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from arrangements for software systems requiring significant production, modification, or customization of software is recognized over the contract period as performance milestones are fulfilled. Revenue from consulting and other services is recognized at the time the services are rendered. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. Revenue from software maintenance contracts is recognized ratably over the contractual period. At the time of sale, the Company provides for future expected sales returns and warranty costs. These estimates are based upon historical experience. These estimates have not varied significantly from actual returns and warranty costs incurred.

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

Repairs and maintenance costs are expensed as incurred.

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

Advertising: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $173,000, $69,000 and $249,000 for 2003, 2002 and 2001, respectively.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income available by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options, warrants and unvested restricted stock, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 660,000, 1,740,000 and 864,000 options for 2003, 2002 and 2001, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock.

Note A - Nature of Business and Summary of Significant Accounting Policies (continued)

Stock Based Employee Compensation: At December 31, 2003, the Company had stock options outstanding from three stock-based employee compensation plans. The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock options granted. Had compensation cost for the stock options granted been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                   Year Ended December 31,
                                               2003         2002        2001
                                            ----------  -----------  -----------

Net income, as reported                     $3,050,000  $   326,000  $5,186,000
Add: Restricted stock compensation expense      67,000

Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
   effects                                  (1,457,000)  (2,285,000) (1,699,000)
                                           -----------  -----------  -----------
Pro forma net income (loss)                 $1,660,000  $(1,959,000) $3,487,000
                                           ===========  ===========  ===========

Earnings (loss) per share:
Basic - as reported                         $      .25  $       .03  $      .42
                                           ===========  ===========  ===========
Basic - pro forma                           $      .14  $      (.16) $      .28
                                           ===========  ===========  ===========
Diluted - as reported                       $      .24  $       .03  $      .41
                                           ===========  ===========  ===========
Diluted - pro forma                         $      .13  $      (.16) $      .27
                                           ===========  ===========  ===========

Note A - Nature of Business and Summary of Significant Accounting Policies (continued)

The assumptions regarding the annual vesting of stock options were 33% for options granted in 2003 and 25% per year for options granted in 2002 and 2001. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: Dividend yield of 0%; expected volatility of 67%, 68% and 64%; risk-free interest rate of 2.0%, 3.7% and 4.7%; and expected lives of three years in 2003 and four years in 2002 and 2001, respectively. The weighted average fair value of options granted during 2003, 2002 and 2001 was $1.96, $4.17 and $7.30, respectively.

Recent Accounting Pronouncements: In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 required that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. The Company adopted this interpretation and it did not have a material impact on the results of operations or the financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities
(SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The Company is currently evaluating the effect that the adoption of FIN 46 for non-SPE VIEs created prior to February 1, 2003 will have on its financial position, results of operations and cash flows.

Note B - Acquisition

On October 2, 2002, the Company acquired a portion of Intel Corporation's Communications Platform Group (Ziatech Corporation). The acquisition of all the outstanding shares of Ziatech Corporation (Ziatech) was completed at a cash purchase price of $2,967,000. The results of Ziatech have been included in the consolidated financial statements from the date of acquisition. The Ziatech single board computer and platform products allow the Company the opportunity to serve a broader range of customers in the Company's target markets.

The purchase price allocation was prepared in accordance with the application of SFAS No. 141, "Business Combinations." Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

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
                                                                ================

The value of $366,000 assigned to acquired in-process research and development (IPR&D) was expensed upon acquisition because the technological feasibility of all projects under development had not been established and had no alternative future use. The IPR&D relates to certain single board computer and chassis products for use in embedded systems.

Note C - Accounts Receivable, net

Accounts receivable consisted of the following:          At December 31,
                                                      2003              2002
                                                -------------      -------------
Accounts receivable                              $ 8,236,000        $ 6,923,000
Less:  allowance for doubtful accounts              (379,000)          (301,000)
                                                -------------      -------------
      Net                                        $ 7,857,000        $ 6,622,000
                                                =============      =============

Note D - Inventories, net

Inventories consisted of the following:                  At December 31,
                                                      2003              2002
                                                -------------      -------------
Purchased parts and components                   $ 3,836,000        $ 3,967,000
Work in process                                    3,434,000          2,046,000
Finished goods                                     1,969,000          2,088,000
                                                -------------      -------------
                                                   9,239,000          8,101,000
Less:  reserve for inventory obsolescence         (3,796,000)        (3,551,000)
                                                -------------      -------------
      Net                                        $ 5,443,000        $ 4,550,000
                                                =============      =============

Note E - Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:
                                                         At December 31,
                                                      2003              2002
                                                -------------      -------------
Land                                             $   407,000        $   407,000
Engineering equipment and software                 4,487,000          4,180,000
Manufacturing equipment                            2,097,000          1,955,000
Furniture and equipment                            1,572,000          1,655,000
Leasehold improvements                               326,000            271,000
                                                -------------      -------------
                                                   8,889,000          8,468,000
Less: accumulated depreciation and amortization   (6,457,000)        (5,456,000)
                                                -------------      -------------
      Net                                        $ 2,432,000        $ 3,012,000
                                                =============      =============

Total depreciation and amortization expense for equipment and improvements for 2003, 2002 and 2001 was $1,272,000, $1,070,000 and $975,000, respectively.

Note F - Investment in Unconsolidated Company

In September 2002, the Company completed an agreement to invest $1,500,000 for a 47% ownership interest in Momentum Computer, Inc. (Momentum), a developer of specialized single board computer products for the data communications, telecom, military and aerospace markets. The investment is accounted for under the equity method. Accordingly, the Company records its investment in Momentum on the Consolidated Balance Sheets as "Investment in unconsolidated company" and its share of Momentum's earnings or loss as "Equity in loss of unconsolidated company" on the Consolidated Statements of Income.

The Company has an option to acquire the remaining ownership of Momentum during a specified future period for additional consideration based upon a formula calculation. As part of the investment agreement, the Company also loaned $1,000,000 to Momentum to be used for its working capital requirements. The loan is due and payable in September 2006, is guaranteed by the majority stockholder and earns interest as defined in the agreement. As of December 31, 2003 and 2002, the interest rate on this loan was 4% and 4.75%, respectively.

During 2003, the Company reduced its ownership in Momentum from 47% to 30% when the Company sold a portion of its investment back to the majority stockholder of Momentum. Based upon the Company's expectations of Momentum's performance at the time of the investment and its current business prospects, the Company concluded that an impairment of this investment occurred in late 2003. Based upon this conclusion, the Company recorded an impairment charge of $.4 million on its investment and reduced the carrying value of the investment to the Company's estimate of fair market value at December 31, 2003.

Note G - Accrued Expenses

Accrued expenses consisted of the following:              At December 31,
                                                      2003               2002
                                                -------------      -------------
Accrued compensation                              $ 2,056,000        $ 1,642,000
Accrued professional services                         379,000            453,000
Deferred revenue                                      857,000            470,000
Accrued restructuring charges                         146,000            163,000
Accrued warranty obligations                          233,000             82,000
Other accrued expenses                                348,000            403,000
                                                -------------      -------------
      Total                                       $ 4,019,000        $ 3,213,000
                                                =============      =============

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for 2003 were as follows:

Accrued warranty obligations at December 31, 2002                     $  82,000
Actual warranty experience                                             (231,000)
Warranty provisions                                                     382,000
                                                                      ----------
Accrued warranty obligations at December 31, 2003                     $ 233,000
                                                                      ==========
Note H - Credit Agreements

At December 31, 2002, the Company had a revolving credit loan agreement with a bank under which it could borrow up to $5 million. The agreement expired on April 15, 2003 and was not renewed. There were no balances outstanding under this agreement at December 31, 2002. The annual fee on the credit loan agreement was not material.

Note I - Commitments

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agrees to pay an annual rental of $740,000 in the first full year, with pre-established adjustments for each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agrees to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company has leased facilities in its other operating locations in North America that expire between 2003 through 2005. Subsequent to December 31, 2003, the Company renewed the lease for its operations in Canada through May 2006. The minimum lease payments associated with this renewal are included in the table below.

Future minimum payments for all operating leases having a remaining term in excess of one year at December 31, 2003 are as follows:

                                       Operating Leases
                                        -------------
          2004                            $1,617,000
          2005                             1,454,000
          2006                             1,348,000
          2007                             1,301,000
          2008                             1,316,000
          Thereafter                       2,526,000
                                        -------------
          Total                           $9,562,000
                                        =============

Rental expense amounted to $1,730,000, $1,218,000 and $908,000 for 2003, 2002
and 2001, respectively.

Note J - Stockholders' Equity

In August 2000, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. During 2001, the Company repurchased 341,800 of its common shares at a total cost of $4,699,000. This program was completed in March 2001.

In March 2001, the Board of Directors authorized the repurchase of an additional five hundred thousand shares of the Company's common stock. The Company repurchased zero shares and 205,534 shares at a total cost of zero dollars and $2,173,000 in 2002 and 2001, respectively. This program expired in March 2002.

In August 2002, the Board of Directors authorized the repurchase of an additional one million shares of the Company's common stock. The Company repurchased 56,350 shares at a total cost of $194,000 and 34,511 shares at a total cost of $119,000 under this program in 2003 and 2002, respectively. This program expired in April 2003.

Note K - Stock Option Plan

In 1986, the Company established the 1986 Incentive Stock Option Plan. As of January 1, 2001, the stockholders had authorized 3,200,000 shares to be issued pursuant to this Plan. In May 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. The 2001 Stock Option Plan replaced the 1986 plan which expired on December 31, 2001. A total of 276,000 options available for issuance under the 1986 plan were cancelled upon adoption of the 2001 plan. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire five or six years from the date of grant and generally vest over three, four or five years.

With respect to non-qualified options, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to such non-qualified stock options are credited to additional paid-in capital.

During 2003, the Board of Directors granted 17,720 shares of restricted stock at prices ranging from $6.89 to $12.54. During 2003, 1,740 shares of restricted stock were terminated, without vesting. Of the remaining shares outstanding, 10,524 shares fully vest in January 2004, and the remainder vest in November 2006. The grants of restricted stock are charged to compensation expense over the vesting period of the grant.

The following table summarizes stock option activity under the plans:

                                                   Weighted-Average    Option
                                Number of Options   Exercise Price   Price Range
                                -----------------  -------------- --------------
Outstanding at January 1, 2001     1,500,531           $10.91     $4.44 - $28.75
Granted                              572,950           $13.85     $8.00 - $14.50
Exercised                            (65,650)          $ 7.36     $4.44 - $10.25
Expired                             (189,001)          $15.05     $6.17 - $28.75
                                  ----------
Outstanding at December 31, 2001   1,818,830           $11.54     $4.83 - $28.75
Granted                              615,250           $ 7.72     $3.40 - $ 8.60
Exercised                            (45,362)          $ 5.51     $4.83 - $ 9.88
Expired                             (242,038)          $12.55     $7.82 - $28.75
                                  ----------
Outstanding at December 31, 2002   2,146,680           $10.46     $3.40 - $28.75
Granted                              630,167            $4.28     $3.44 - $11.40
Exercised                           (258,997)           $8.19     $3.88 - $13.94
Expired                             (268,226)          $10.96     $3.83 - $18.75
                                  ----------
Outstanding at December 31, 2003   2,249,624            $8.93     $3.40 - $28.75
                                  ==========

The following table summarizes information about stock options at December 31, 2003:

                                              Options outstanding              Options exercisable
                        ------------- --------------------------------- ----------------------------------
                                        Weighted         Weighted                           Weighted
                                         average          average                           average
       Range of                         remaining        exercise                           exercise
    exercise price        Options      life (yrs)          price           Options           price
----------------------- ------------- -------------- ------------------ -------------- -------------------
    $3.40 to $5.94         1,000,060      3.78            $ 4.36              397,856        $ 5.06
    $5.95 to $9.00           468,894      4.02            $ 8.31              137,453        $ 8.51
    $9.01 to $11.40          121,120      1.55            $ 9.93               98,567        $ 9.79
   $11.41 to $14.24          421,050      3.04            $13.80              225,700        $13.74
   $14.25 to $28.75          238,500      1.48            $20.20              238,188        $20.21
----------------------- ------------- -------------- ------------------ -------------- -------------------
                           2,249,624      3.33            $ 8.93            1,097,764        $10.99

At December 31, 2003, 1,997,099 options were available for future grant under the two stock option plans. During 2001, warrants for 56,250 shares, issued at fair market value in 1995, were exercised at an exercise price of $1.22 per share. At December 31, 2003 and 2002, there are no warrants outstanding.

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

Note M - Income Taxes

Pre-tax earnings and provision for income taxes consisted of the following for the years ended December 31, 2003, 2002 and 2001:
                                             2003          2002          2001
                                        -------------- ------------ ------------
Pre-tax earnings (loss):
   United States                          $4,583,000    $(1,125,000)  $6,265,000
   Outside United States                     507,000        727,000    1,475,000
                                        -------------- ------------ ------------
   Total pre-tax earnings (loss)          $5,090,000    $  (398,000)  $7,740,000
                                        ============== ============ ============

The provisions (benefit) for income taxes were as follows:
                                             2003          2002          2001
                                        -------------- ------------ ------------
Current income tax provision (benefit):
   Federal                                $1,252,000    $  (827,000)  $1,551,000
   State                                     242,000       (102,000)     198,000
   Foreign                                    41,000         76,000      401,000
                                        -------------- ------------ ------------
                                           1,535,000       (853,000)   2,150,000
Deferred (benefit) provision                (196,000)        34,000      404,000
                                        -------------- ------------ ------------
   Total provision (benefit)              $1,339,000    $  (819,000)  $2,554,000
                                        ============== ============ ============

Reconciliation of the statutory U.S. federal income tax rate to effective rates is as follows:
                                                   2003       2002       2001
                                                  -----      ------      ----
Federal income tax at statutory rate              34.0%      (34.0)%     34.0%
State tax provision, net of federal benefit        2.6       (17.0)       1.7
Tax credits                                       (2.9)      (90.9)      (4.5)
Foreign sales exemption                           (4.0)      (46.8)      (3.4)
Acquired in-process research and development                  31.3
Resolution of prior year tax uncertainties        (3.9)      (61.6)
Other                                               .2        13.2        5.2
                                                  -----      ------      -----
   Effective tax rate                             26.0%     (205.8)%     33.0%
                                                  =====      =======     =====

The deferred income tax assets and liabilities consist of the following:
                                                          At December 31,
Assets                                                 2003             2002
-------                                           -------------    -------------
Current:
Accrued vacation, payroll and other accrued
  expenses                                          $  349,000       $  181,000
Inventory obsolescence reserve and other inventory
  related items                                      1,468,000        1,272,000
Bad debt reserve                                       133,000          105,000
Other                                                   22,000          (35,000)

Non-current:
Investment in unconsolidated company                   297,000           51,000
                                                  -------------    -------------
   Total gross deferred tax assets                   2,269,000        1,574,000
   Valuation allowance                                (297,000)
                                                  -------------    -------------

   Total net deferred tax assets                    $1,972,000       $1,574,000
                                                  -------------    -------------
Liabilities (non-current)
-------------------------
Capitalized software development cost, net          $ (905,000)      $ (724,000)
Difference in tax basis of assets                                        37,000
Investment tax credit                                  (51,000)         (67,000)
                                                  -------------    -------------
   Total deferred tax liabilities                   $ (956,000)      $ (754,000)
                                                  -------------    -------------
     Net deferred tax asset                         $1,016,000       $  820,000
                                                  =============    =============

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:
                                                       2003             2002
                                                  -------------    -------------
Net current deferred tax assets                     $1,714,000       $1,574,000
Net long-term deferred tax liabilities              $  698,000       $  754,000

For 2002, the Company recorded its "Equity in loss of unconsolidated company" net of deferred taxes. No valuation allowance was recorded in 2002. For 2003, the Company recorded an impairment charge related to this investment. The deferred tax asset on the cumulative losses and impairment charge related to this investment equaled $297,000 as of December 31, 2003, which amount was offset by the establishment of a valuation allowance of $297,000 in 2003.

As of December 31, 2003, no deferred taxes have been provided on the undistributed earnings of its Canadian subsidiary, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

Note N - Research and Software Development Costs

The Corporation incurred research and software development costs relating to the development of new products as follows:

                                                     2003            2002             2001
                                                ------------     ------------     ------------

Gross expenditures for engineering and software
   development                                  $11,027,000       $8,102,000       $9,595,000
Less:  amounts capitalized                       (1,534,000)      (1,188,000)      (1,654,000)
                                                ------------     ------------     ------------
   Net charged to operating expenses            $ 9,493,000       $6,914,000       $7,941,000
                                                ============     ============     ============

Software development costs consisted of the following:
                                                        At December 31,
                                                     2003             2002
                                                ------------     ------------
Capitalized software development costs          $  5,701,000      $4,167,000
Less:  accumulated amortization                   (3,104,000)     (2,099,000)
                                                ------------     ------------
   Net                                          $  2,597,000      $2,068,000
                                                ============     ============

Amortization of software development costs included in cost of goods sold was $1,005,000, $1,068,000 and $558,000 for 2003, 2002 and 2001, respectively.

Note O - Employee Benefit Plans

For the Company's operations in the United States, the Company's Retirement Savings Plans qualify under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plans were $0, $15,000 and $99,000 for 2003, 2002 and 2001, respectively. In conjunction with its Flexible Benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $69,000, $82,000 and $119,000 for 2003, 2002 and 2001, respectively.

For its operations in Canada, contributions were made in 2002 and 2001 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan amounted to $28,000 and $186,000 for 2002 and 2001, respectively. The Company did not make any matching contributions in 2003.

Note P - Litigation

Following the Company's announcement on May 19, 2000 regarding its preliminary results of operations for the second quarter, several class action lawsuits were filed in the United States District Court for the Western District of New York against the Company, as well as several of its officers and directors, alleging violations of federal securities laws. On September 25, 2002, the Company announced it had signed a Memorandum of Understanding for the settlement of the class action litigation. The Company recorded a charge of $143,000 in the third quarter of 2002 in connection with the litigation. During 2003, the settlement agreement was accepted and approved by the Court and the settlement was paid by the Company.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Note Q - Transactions with Related Parties

Prior to the Company relocating to its current corporate headquarters and manufacturing facility in April 2002, the Company leased its primary facility in Rochester, New York from an entity controlled by two directors of the Company. During 2002 and 2001, the Company paid rent of $117,000 and $347,000, respectively, for the use of this location. This lease expired in April 2002.

Note R - Restructuring Programs

During 2002, the Company recorded restructuring charges of $573,000 as the Company improved its cost structure primarily through reductions of the Company's staff and by consolidating the engineering operations of its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The restructuring charges were comprised of $341,000 for employee severance and related costs, $177,000 related to lease commitments for the closure of the Raleigh, North Carolina facility and $55,000 for the disposal of equipment and leasehold improvements. The severance charges were for 40 employees and were initiated throughout the organization. Substantially all actions under these programs were completed in 2002.

The initial restructuring charge recorded in 2002 for lease commitments included certain estimates for expected future sublease receipts. Due to market conditions in the Raleigh, North Carolina area, the Company recorded an incremental restructuring charge of $118,000 in 2003, which related to a revised estimate of the sublease receipts expected through the remaining term of this lease, which expires in 2005. A summary of the activity with respect to the restructuring charges is as follows:


                       Severance and    Leasehold       Asset
                       related costs   commitments    impairment       Total
                        -----------    -----------    ----------    ------------
2002 charge              $ 341,000      $177,000       $55,000       $573,000
2002 utilization          (332,000)      (23,000)      (55,000)      (410,000)
                        -----------    -----------    ----------    ------------
Balance at December 31,      9,000       154,000                      163,000
 2002

2003 utilization            (9,000)     (126,000)                    (135,000)
2003 incremental charge                  118,000                      118,000
                        -----------    -----------    ----------    ------------
Balance at December 31,                 $146,000                     $146,000
 2003                   ===========    ===========    ==========    ============




Note S - Product Revenue

The following table represents the Company's total sales for 2003, 2002 and 2001 classified by product category:

                                           2003          2002            2001
                                      -------------  -------------  ------------

Signaling and network access products  $26,081,000    $18,826,000    $31,857,000
Computing products                      18,306,000      5,024,000
IPnexus switching products               4,997,000      2,383,000      1,655,000
Other products                             608,000        781,000      3,005,000
                                      -------------  -------------  ------------
    Total                              $49,992,000    $27,014,000    $36,517,000
                                      =============  =============  ============

During 2003, Andrew Corporation purchased signaling and network access products in addition to IPnexus switching products and UT Starcom purchased computing products.

Note T - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2003 and 2002:


                                                    2003
                        --------------------------------------------------------
                                  (in thousands, except per share data)
                            Mar. 31        Jun. 30         Sep. 30       Dec. 31
                        -----------    ------------    -----------   -----------
Sales                      $11,039       $ 12,636        $ 13,060      $ 13,257
Gross profit                 5,003          6,126           6,544         7,026
Income from operations         271          1,010           1,349         1,938
Net income                     257            704             955         1,134

Basic earnings
per share                  $   .02       $    .06        $    .08      $    .09
                        ===========    ============    ===========   ===========
Diluted earnings
per share                  $   .02       $    .06        $    .07      $    .09
                        ===========    ============    ===========   ===========

                                                     2002
                        --------------------------------------------------------
                                  (in thousands, except per share data)
                            Mar. 31        Jun. 30         Sep. 30       Dec. 31
                        -----------    ------------    -----------   -----------
Sales                      $ 6,407       $  6,619        $  3,955      $ 10,033
Gross profit                 3,755          3,943           1,739         4,731
Income (loss)
from operations                454            468          (1,803)          (67)
Net income (loss)              393            407          (1,191)          717

Basic earnings (loss)
per share                  $   .03       $    .03        $   (.10)     $    .06
                        ===========    ============    ===========   ===========
Diluted earnings (loss)
per share                  $   .03       $    .03        $   (.10)     $    .06
                        ===========    ============    ===========   ===========

Earnings per share is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

Note U - Subsequent Events

Acquisition:

On January 23, 2004, the Company entered into an agreement to acquire substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc. (Mapletree), a company that provides voice, data and fax access technology to original equipment manufacturers. In accordance with the purchase agreement the Company agreed to pay $6,625,000 at closing and also agreed to pay an additional $1,625,000 if the operations of Mapletree (on a standalone basis as operated by the Company) achieve certain milestones. Any additional future payments will be recorded as additional purchase price. The purchase price is also subject to adjustment based upon certain factors, as defined in the agreement. The Company accounted for the acquisition in 2004 under the provisions of SFAS No. 141, "Business Combinations."

Investment:

On February 18, 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. The Company invested $1.3 million in conjunction with execution of the agreement. The balance of the investment will be made in two stages during the next year based upon certain criteria.
If all stages of the investment are made, the Company will have the option to acquire ownership of InSciTek during a future specified period.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A - Controls and Procedures

    a.   Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date.

    b.   Changes in Internal Controls

         There has been no change in the Company's internal controls over financial reporting that occurred during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

The information required by Part III, Items 10 - 14, is omitted from this Report and presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on June 3, 2004, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant

The sections entitled "Election of Directors" and "Executive Officers" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2004, set forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2004, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2004, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In 1986, the Company established the 1986 Incentive Stock Option Plan. In May 2001, the stockholders approved the 2001 Stock Option Plan. The 2001 Stock Option Plan replaced the 1986 plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The table below provides certain information regarding the Company's equity compensation plan:
                                    Equity Compensation Plan Information
                                   (a)               (b)                 (c)
                                Number of
                            securities to be
                               issued upon     Weighted average      Number of
                               exercise of    exercise price of     securities
                               outstanding       outstanding        remaining
                            options, warrants  options, warrants  available for
      Plan Category            and rights        and rights      future issuance

                               --------------   --------------   ---------------
Equity compensation plans
   approved by security holders  2,265,604          $8.93            1,997,099

Equity compensation plans not
   approved by security holders
                               --------------   --------------   ---------------
     Total                       2,265,604          $8.93            1,997,099
                               ==============   ==============   ===============

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Relationships and Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2004, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 3, 2004, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV

ITEM 15 - Exhibits, Financial Statement Schedule and Reports on Form 8-K

(1)      Financial Statements

         The financial statements filed as part of this report are included in the response to Item 8 of Part II of this 10-K report.

(2)      Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         Allowance for Doubtful Accounts


                                                                   Additions       Deductions
                                                  Balance at     -------------    -------------    Balance at
                                                  beginning       charged to        amounts          end of
                                                  of period        earnings       written off        period
                                                 ------------    -------------    -------------    ------------
Year Ended December 31, 2003
Deducted in the Consolidated Balance Sheet
   from Accounts Receivable

   Allowance for doubtful accounts                  $301,000         $ 87,000         $  9,000        $379,000
                                                 ============    =============    =============    ============

Year Ended December 31, 2002
Deducted in the Consolidated Balance Sheet from Accounts Receivable

   Allowance for doubtful accounts                  $284,000         $200,000         $183,000        $301,000
                                                 ============    =============    =============    ============

Year Ended December 31, 2001
Deducted in the Consolidated Balance Sheet from Accounts Receivable

   Allowance for doubtful accounts                  $186,000         $152,000         $ 54,000        $284,000
                                                 ============    =============    =============    ============


         Reserve for Inventory Obsolescence

                                                                    Additions                Deductions
                                           Balance at      -----------------------------    ------------     Balance at
                                           Beginning       charged to                         amounts          end of
                                           of period        earnings        other (1)       written off        period
                                          -------------    ------------    -------------    ------------    -------------

Year ended December 31, 2003
Deducted in the Consolidated
   Balance Sheet from Inventories

   Reserve for inventory obsolescence       $3,551,000     $1,275,000       $                $1,030,000       $3,796,000
                                          =============    ============    =============    ============    =============

Year ended December 31, 2002
Deducted in the Consolidated
   Balance Sheet from Inventories

   Reserve for inventory obsolescence       $  819,000     $  980,000       $2,916,000       $1,164,000       $3,551,000
                                          =============    ============    =============    ============    =============

Year ended December 31, 2001
Deducted in the Consolidated
   Balance Sheet from Inventories

   Reserve for inventory obsolescence       $1,124,000     $  708,000       $                $1,013,000       $  819,000
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

(3)      Exhibits
Exhibit         Ref.
Number         Number        Description
--------------------------------------------------------------------------------
2.1            (8)        Stock Purchase Agreement between Intel Corporation and
                               the Registrant, dated as of September 12, 2002.
2.2           (10)        Asset Purchase Agreement by and among Mapletree
                               Networks,  Inc.,  Performance  Technologies,
                               Incorporated and PTI Massachusetts Corporation, dated as of January 12, 2004
3.1            (1)        Restated Certificate of Incorporation
3.2            (3)        Certificate of Amendment
3.3            (1)        Amended By-laws
4.1            (1)        Form of Common Stock Certificate
4.2            (1)        Amended and Restated 1986 Incentive Stock Option Plan
4.4            (4)        February 2000 Amendment to Amended and Restated 1986
                               Incentive Stock Option Plan
4.5            (5)        Rights Agreement
4.6            (6)        2001 Incentive Stock Option Plan
4.7            (9)        2003 Omnibus Incentive Plan
10             (1)        Material Contracts
10.16          (1)        License Agreement between the Registrant and Spider
                               Systems Limited dated March 18, 1992
10.28          (1)        Adoption  Agreement between the Registrant and
                               Principal Mutual Life Insurance Company dated September 20, 1993
10.29          (1)        The Principal Financial Group Prototype Basic Savings
                               Plan dated May 7, 1990
10.30          (1)        Form of Stock Option Agreement
10.32          (2)        Share Acquisition  Agreement between  Registrant and
                               MicroLegend Telecom Systems, Inc. as of December 2, 1999
10.33          (2)        Amendment to Share Acquisition  Agreement between
                               Registrant and MicroLegend Telecom Systems, Inc. as of December 10, 1999
10.33a         (7)        Lease Agreement dated as of May 19, 2001 between the
                               Registrant and Christa PT, LLC
10.33b         (7)        First Amendment to Lease dated as of July 19, 2001
                               between the Registrant and Christa PT, LLC
10.33c         (7)        Second Amendment to Lease dated as of July 31, 2001
                               between the Registrant and Christa PT, LLC
21             (*)        Subsidiaries
23.1           (*)        Consent of PricewaterhouseCoopers LLP
31.1           (*)        Certification of Chief Executive Officer
31.2           (*)        Certification of Chief Financial Officer
32.1           (*)        Section 1350 Certification
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed January 28, 2000 (Registration No. 333-94371).
(3) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(5) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed November 8, 2000 (Registration No. 000-27460).
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(7) Incorporated by reference to the Quarterly Report on Form 10-Q filed Augusy 14, 2001.
(8)    Incorporated by reference to the Current Report on Form 8-K filed
       October 17, 2002.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(10) Incorporated by reference to the Current Report on Form 8-K/A filed February 3, 2004.
(*)    Filed with this Form 10-K.

(4)    Reports on Form 8-K

There were no reports on Form 8-K filed during the three-month period ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PERFORMANCE TECHNOLOGIES, INCORPORATED

Date:  March 30, 2004                           By:/s/ DONALD L. TURRELL
                                                ------------------------
                                                Donald L. Turrell
                                                President and
                                                Chief Executive Officer

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

         Signature                  Title                               Date


/s/JOHN M. SLUSSER        Chairman of the Board, Chief            March 30, 2004
------------------        Strategic Officer and Director
John M. Slusser

/s/DONALD L. TURRELL      President, Chief Executive              March 30, 2004
--------------------      Officer and Director
Donald L. Turrell

/s/DORRANCE W. LAMB       Chief Financial Officer and             March 30, 2004
-------------------       Vice President of Finance
Dorrance W. Lamb

/s/BERNARD KOZEL          Director                                March 30, 2004
----------------
Bernard Kozel

/s/CHARLES E. MAGINNESS   Director                                March 30, 2004
-----------------------
Charles E. Maginness

/s/STUART B. MEISENZAHL   Director                                March 30, 2004
-----------------------
Stuart B. Meisenzahl

/s/JOHN E. MOONEY         Director                                March 30, 2004
-----------------
John E. Mooney

/s/ROBERT L. TILLMAN      Director                                March 30, 2004
--------------------
Robert L. Tillman

/s/E. MARK RAJKOWSKI      Director                                March 30, 2004
--------------------
E. Mark Rajkowski

                                                                 Exhibit 21

                                  Subsidiaries



PTI Virgin Islands Company, Ltd., a foreign sales corporation

UconX Corporation, a Delaware corporation doing business in California as UconX

3688283 Canada, Inc., a Canadian corporation wholly owned by Performance Technologies, Incorporated

PerfTech (PTI) Canada Corporation (formerly MicroLegend Telecom Systems, Inc.), a Canadian corporation wholly owned by 3688283 Canada, Inc.

PT North Carolina Corporation (formerly MicroLegend Telecom, Inc.), a Delaware corporation

PTI California Corporation (formerly Ziatech Corporation), a California corporation

                                                                 Exhibit 23.1


                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-113650) and Form S-8 (Nos. 333-32421, 333-39834,
333-89636 and 333-113330) of Performance Technologies, Incorporated of our report dated February 5, 2004, except for the second paragraph of Note U as to which the date is February 18, 2004, relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 30, 2004

                                                                 Exhibit 31.1

                    Certification of Chief Executive Officer

I, Donald L. Turrell certify that:

1. I have reviewed this annual report on Form 10-K of Performance Technologies, Incorporated;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act
         Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  d) Disclosed in this report any change in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date: March 30, 2004                            By:/s/  Donald L. Turrell
                                                --------------------------------
                                                        Donald L. Turrell
                                                        President and
                                                        Chief Executive Officer

                                                                 Exhibit 31.2

                    Certification of Chief Financial Officer

I, Dorrance W. Lamb, certify that:

1. I have reviewed this annual report on Form 10-K of Performance Technologies, Incorporated;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act
         Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  d) Disclosed in this report any change in the registrant's internal control over financial reporting that occured during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Date: March 30, 2004                            By:/s/  Dorrance W. Lamb
                                                --------------------------------
                                                        Dorrance W. Lamb
                                                        Chief Financial Officer
                                                        and Vice President
                                                        of Finance

                                                                 Exhibit 32.1



                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 30, 2004                       By:/s/ Donald L. Turrell
                                            ------------------------------
                                                   Donald L. Turrell
                                                   President and
                                                   Chief Executive Officer

Date:  March 30, 2004                       By:/s/ Dorrance W. Lamb
                                            ------------------------------
                                                   Dorrance W. Lamb
                                                   Chief Financial Officer
                                                   and Vice President of Finance