Form 10-Q
period 2004-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2004-05-14
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------


                                    FORM 10-Q


(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2004
                                       OR
          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from    to
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

         The number of shares outstanding of the registrant's common stock was 12,752,010 as of April 30, 2004.
--------------------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2004(unaudited)
               and December 31, 2003                                          3

            Consolidated Statements of Income for the Three Months Ended
               March 31, 2004 and 2003 (unaudited)                            4

            Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2004 and 2003 (unaudited)                      5

            Notes to Consolidated Financial Statements for the Three Months
               Ended March 31, 2004 (unaudited)                               6

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                             19


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20

                          PART I. FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                  March 31,         December 31,
                                                    2004                2003
                                                -------------      -------------
                                                 (unaudited)

Current assets:
  Cash and cash equivalents                      $24,085,000        $29,589,000
  Accounts receivable, net                        10,464,000          7,857,000
  Inventories, net                                 6,353,000          5,443,000
  Prepaid expenses and other assets                  471,000            626,000
  Deferred taxes                                   1,714,000          1,714,000
                                                -------------      -------------
       Total current assets                       43,087,000         45,229,000

Property, equipment and improvements, net          2,359,000          2,432,000
Software development costs, net                    3,184,000          2,597,000
Notes receivable from unconsolidated companies     2,300,000          1,000,000
Investment in unconsolidated company                 414,000            402,000
Goodwill                                           5,474,000
                                                -------------      -------------
       Total assets                              $56,818,000        $51,660,000
                                                =============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 1,812,000        $ 1,231,000
  Income taxes payable                             1,835,000          1,760,000
  Accrued expenses                                 4,338,000          4,019,000
                                                -------------      -------------
       Total current liabilities                   7,985,000          7,010,000

Deferred taxes                                       698,000            698,000
                                                -------------      -------------
       Total liabilities                           8,683,000          7,708,000
                                                -------------      -------------


Stockholders' equity:
  Preferred stock - $.01 par value;
    1,000,000 shares authorized;
    none issued
  Common stock - $.01 par value;
    50,000,000 shares authorized;
    13,260,038 shares issued                         133,000            133,000
  Additional paid-in capital                      12,823,000         12,863,000
  Retained earnings                               41,238,000         40,532,000
  Treasury stock - at cost;
    543,913 and 811,049 shares
    held at March 31, 2004 and
    December 31, 2003, respectively               (6,030,000)        (9,536,000)
  Accumulated other comprehensive loss               (29,000)           (40,000)
                                                -------------      -------------
       Total stockholders' equity                 48,135,000         43,952,000
                                                -------------      -------------
       Total liabilities and stockholders'
         equity                                  $56,818,000        $51,660,000
                                                =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    2004                2003
                                                -------------      -------------
Sales                                            $15,566,000        $11,039,000
Cost of goods sold                                 7,588,000          6,036,000
                                                -------------      -------------
Gross profit                                       7,978,000          5,003,000
                                                -------------      -------------

Operating expenses:
   Selling and marketing                           1,628,000          1,362,000
   Research and development                        2,591,000          2,307,000
   General and administrative                      1,343,000          1,063,000
   In-process research and development               218,000
                                                -------------      -------------
         Total operating expenses                  5,780,000          4,732,000
                                                -------------      -------------
Income from operations                             2,198,000            271,000

Other income, net                                    138,000            127,000
                                                -------------      -------------
Income before income taxes and equity in
   income (loss) of unconsolidated company         2,336,000            398,000

Income tax provision                                 791,000            115,000
                                                -------------      -------------
Income before equity in income (loss) of
   unconsolidated company                          1,545,000            283,000

Equity in income (loss) of unconsolidated
   company                                            12,000            (26,000)

                                                -------------      -------------
         Net income                              $ 1,557,000        $   257,000
                                                =============      =============

Basic earnings per share                         $       .12        $       .02
                                                =============      =============
Diluted earnings per share                       $       .11        $       .02
                                                =============      =============

Weighted average number of common shares
   used in basic earnings per share               12,605,967         12,231,691
Potential common shares                            1,030,775              2,838
Weighted average number of common share         -------------      -------------
   used in diluted earnings per share             13,636,742         12,234,529
                                                =============      =============


        The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                    2004               2003
                                                -------------      -------------

Cash flows from operating activities:
 Net income                                      $ 1,557,000        $   257,000
 Non-cash adjustments:
    Depreciation and amortization                    759,000            570,000
    In-process research and development              218,000
    Equity in (income) loss of unconsolidated
     company                                         (12,000)            26,000
    Other                                             35,000             60,000
 Changes in operating assets and liabilities,
  net of acquisition:
    Accounts receivable                           (2,137,000)        (1,169,000)
    Inventories                                      105,000         (1,840,000)
    Prepaid expenses and other assets                158,000            510,000
    Accounts payable and accrued expenses             95,000            168,000
    Income taxes payable                              74,000             62,000
                                                -------------      -------------
      Net cash provided (used) by operating
         activities                                  852,000         (1,356,000)
                                                -------------      -------------

Cash flows from investing activities:
 Purchases of property, equipment and
  improvements                                       (95,000)          (101,000)
 Capitalized software development costs             (520,000)          (278,000)
 Loan to unconsolidated company                   (1,300,000)
 Business acquisition                             (7,044,000)
 Purchase of marketable securities                                        5,000
 Other                                                                  (33,000)
                                                -------------      -------------
      Net cash used by investing activities       (8,959,000)          (407,000)
                                                -------------      -------------

Cash flows from financing activities:
 Proceeds from exercise of stock options           2,603,000
 Purchase of treasury stock                                            (174,000)
                                                -------------      -------------
      Net cash provided (used) by financing
         activities                                2,603,000           (174,000)
                                                -------------      -------------

      Net decrease in cash and cash equivalents   (5,504,000)        (1,937,000)

Cash and cash equivalents at beginning of period  29,589,000         22,077,000
                                                -------------      -------------
Cash and cash equivalents at end of period       $24,085,000        $20,140,000
                                                =============      =============












        The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (Unaudited)


Note A - Basis of Presentation

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to prior periods in order to conform with current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2003, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B - Stock-Based Compensation and Earnings Per Share

At March 31, 2004, the Company had stock options outstanding under three stock option plans and restricted stock awards outstanding under one plan. The Company accounts for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost has been recognized in net income for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and earnings per share would have been as follows:

                                                 Three Months Ended March 31,
                                                    2004               2003
                                                -------------      -------------

Net income, as reported                          $ 1,557,000        $   257,000
Add: Restricted stock compensation expense            15,000

Deduct: Total stock-based compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                           (459,000)          (274,000)
                                                -------------      -------------
Pro forma net income (loss)                      $ 1,113,000        $   (17,000)
                                                =============      =============

Earnings per share:
Basic - as reported                              $       .12        $       .02
                                                =============      =============
Basic - pro forma                                $       .09        $       .00
                                                =============      =============

Diluted - as reported                            $       .11        $       .02
                                                =============      =============
Diluted - pro forma                              $       .08        $       .00
                                                =============      =============

The assumptions for annual vesting of stock options were generally 33% per year for stock options granted in 2004 and 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: Dividend yield of 0%; expected volatility of 68% and 67%, risk-free interest rate of 2.1% and 2.0%, and expected lives of three years.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive stock options and unvested restricted stock, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 166,000 and 1,924,000 options for the three months ended March 31, 2004 and 2003, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

During the three months ended March 31, 2004, 257,000 common shares were issued upon exercise of stock options.

Note C - Inventories, net

Inventories consisted of the following:
                                                  March 31,         December 31,
                                                    2004                2003
                                                -------------      -------------
Purchased parts and components                  $  4,845,000        $ 3,836,000
Work in process                                    2,870,000          3,434,000
Finished goods                                     2,441,000          1,969,000
                                                -------------      -------------
                                                  10,156,000          9,239,000
Less: reserve for inventory obsolescence          (3,803,000)        (3,796,000)
                                                -------------      -------------
 Net                                            $  6,353,000        $ 5,443,000
                                                =============      =============

Note D - Accrued Expenses

Restructuring Programs

During 2002, the Company consolidated the engineering operations of its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The initial restructuring charge recorded in 2002 for lease commitments included certain estimates for expected future sublease receipts. Due to market conditions in the Raleigh, North Carolina area, the Company recorded an incremental restructuring charge of $118,000 in the fourth quarter 2003, which related to a revised estimate of the sublease receipts expected through the remaining term of this lease, which expires in 2005. The Company did not record any restructuring charges during the first quarter 2004 or the first quarter 2003.

Payments totaling $31,000 were made during the quarter under the existing lease obligation reducing the accrued restructuring balance from $146,000 at December 31, 2003, to $115,000 at March 31, 2004.

Warranty Obligations

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for the first quarter 2004 were as follows:

Accrued warranty obligations at December 31, 2003                   $   233,000
Actual warranty experience                                             (106,000)
Warranty provisions                                                     118,000
                                                                    ------------
Accrued warranty obligations at March 31, 2004                      $   245,000
                                                                    ============

Note E - Acquisition

On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provides voice, data and fax processing technology to original equipment manufacturers. These new products incorporated into the Company's integrated platform strategy, enable the Company to compete more effectively in the voice over IP and wireless communications applications markets. In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred approximately $400,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values at the acquisition date. Acquired in-process research and development amounted to $218,000 and was charged to operations during the first quarter 2004. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill on the accompanying Consolidated Balance Sheet. Operating results of the acquired entity have been included in the Consolidated Statement of Income from the date of acquisition.

In connection with the acquisition, the Company agreed to pay an additional $1,625,000 if the operations of Mapletree Networks (on a standalone basis as operated by the Company) achieve certain milestones through December 31, 2004. Any future payments will be recorded as additional purchase price and included as goodwill. The purchase price is also subject to adjustment based upon certain factors, as defined in the agreement.

Note F - Investment

On February 18, 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. The Company invested $1.3 million in conjunction with execution of the agreement. The balance of the investment will be made in two stages during the next twelve months based upon meeting certain sales performance criteria. If all stages of the investment are made, the Company will have the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal is payable in full on December 31, 2008.

Note G - Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities
(SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The adoption of FIN 46 did not have an impact on the Company's financial position.





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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with Generally Accepted Accounting Principles (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

        o Revenue Recognition
        o Software Development Costs
        o Valuation of Inventories
        o Income Taxes
        o Product Warranty
        o Impairment of Investments

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

Income Taxes: The Company accounts for income taxes using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the carrying amounts and the tax basis of such assets and liabilities. The Company would record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company believes that the accounting estimate related to income taxes is a "critical accounting estimate" because the Company exercises judgment in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If the Company should determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Likewise, in the event that the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Impairment of Investments: The Company holds certain debt and equity investments. On a periodic basis, the Company reviews and evaluates its investments for potential impairment. In determining whether impairment has occurred, the Company considers such factors as the original expectations of the investment, performance of the investee company since the date of the investment, and current and future prospects for the investee company. If events or changes in circumstances occur in which an other than temporary loss has occurred, the Company will record an impairment of the investment by writing down the investment to the Company's estimate of fair market value at the time of the impairment. The Company believes that the accounting estimate related to impairment of investments is a "critical accounting estimate" because the Company exercises judgment in determining whether an other than temporary loss has occurred and the Company also estimates the fair market value of the investment at the time of the impairment.

Overview

Performance Technologies is a supplier of integrated platforms, components and software solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets including communications, military and commercial.

The Company markets its products through its direct worldwide sales force under a variety of brand names including IPnexus(TM), Advanced Managed Platforms, Intelligent Shelf Manager, NexusWare(TM), SEGway(TM), and UniPorte Software Architecture(TM) products.

The Company's IPnexus product line is based on open systems architectures and consists of a wide range of embedded building blocks which can be mixed and matched to construct packet-based integrated platforms. IPnexus products include Advanced Managed Platforms, the Intelligent Shelf Manager and NexusWare. Customers select the appropriate platform, components and software to fit system and application requirements with full confidence that all elements have been designed and engineered to function together. The Company's SEGway signaling products provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network architectures of today. When used in conjunction with softswitches, media gateways and application servers, SEGway signaling products can provide the call control functionality or service processing capabilities of traditional Public Switched Telephone Network switches. UniPorte Software Architecture products provide voice, data and fax processing technology using digital signal processors (DSP).

Historically, the Company's growth has been generated through a combination of internal growth and acquisition of new products or complementary technologies. On January 23, 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc. (Mapletree), a company that provides voice, data and fax processing technology to original equipment manufacturers. The Company paid $7.0 million, including cash and the assumption of certain debt at closing of $6.6 million, other acquisition costs of $.4 million and also agreed to pay an additional $1.6 million if the operations of Mapletree (on a stand-alone basis as operated by the Company) achieve certain milestones.

On February 18, 2004, the Company entered into an agreement to invest up to an aggregate of $3.0 million in InSciTek Microsystems, Inc. (InSciTek), in the form of an interest bearing convertible note. The Company invested $1.3 million in conjunction with execution of the agreement. The balance of the investment will be made in two stages during the next twelve months based upon meeting certain sales performance criteria. If the Company makes the remaining investment, it will have the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal is payable in full on December 31, 2008.

Strategy: Since its founding in 1981, the Company has consistently designed innovative embedded products and solutions that focus on attributes such as reduced time-to-market, enhanced performance, high availability and cost advantages for its customers.

Management implemented a new product strategy during 2003 that repositioned the Company as a supplier of fully managed, system-level platform solutions to the embedded systems marketplace. An important milestone in this strategy was achieved in September 2003 with the introduction of the IPnexus Advanced Managed Platform product line. This new family of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. These new platforms also enable equipment manufacturers' downsized engineering staffs to improve time-to-market for their new products. The Company's strategy addresses this trend by enabling customers to replace proprietary or legacy platforms with the latest generation of fully managed platform functionality. This new product strategy resulted in improved financial performance by the Company during 2003. During 2004, the Company will integrate the products acquired through the Voice Technology Group (formerly Mapletree Networks) into this strategy.

Financial Information

As noted above, the Company acquired substantially all of the assets of Mapletree Networks (the Voice Technology Group, or VTG) on January 23, 2004. Beginning in the first quarter 2004, the Company's revenue and expenses reflect the operations of the Voice Technology Group.

In the first quarter 2004, a non-recurring expense for in-process research and development amounting to $.2 million after-tax, or $.02 per diluted share, affected the comparability of net income to the first quarter 2003. Management believes that the Company's results excluding non-recurring expense provide better comparability of continuing operations because non-recurring expenses result from facts and circumstances that vary in frequency, amounts, and cause.

Revenue in the first quarter 2004 amounted to $15.6 million, compared to $11.0 million in the corresponding quarter a year earlier. The Voice Technology Group contributed $1.2 million to revenue in the first quarter 2004.

On a GAAP earnings basis, net income for the first quarter 2004 amounted to $1.6 million, or $.11 per diluted share, compared to net income of $.3 million, or $.02 per diluted share for the first quarter 2003, based on 13.6 million and
12.2 million shares outstanding, respectively.

On a Non-GAAP earnings basis, net income for the first quarter 2004 amounted to $1.8 million, or $.13 per diluted share excluding non-recurring expense, based on 13.6 million shares outstanding. During the first quarter 2004, the Company completed the purchase of Mapletree Networks and recorded in-process research and development costs associated with this acquisition in the amount of $.2 million (after-tax), or $.02 per diluted share. Net income for the first quarter 2003 amounted to $.3 million, or $.02 per diluted share, based on 12.2 million shares outstanding.

Cash and marketable securities amounted to $24.1 million at March 31, 2004, compared to $29.6 million at December 31, 2003, and no long-term debt existed at either date.

Forward Looking Guidance for the Second Quarter 2004 (published April 27, 2004):

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

During the first quarter 2004, the newly acquired Voice Technology Group generated revenue of $1.2 million and was approximately break-even on an operating basis. However, GAAP purchase accounting for the Mapletree Networks acquisition reduced the Company's first quarter earnings by $.02 per diluted share. At the acquisition date, Mapletree had a significant amount of finished goods inventory which, in accordance with GAAP purchase accounting, was written up to fair market value as of that date and, as a result, minimal profit will be realized on the sale of this specific inventory. The Company estimates that it will take two additional quarters for this finished goods inventory to be sold and will likely impact the Company's earnings by $.01 per share in each of the next two quarters.

In the second quarter 2004, the Voice Technology Group's financial results are expected to reduce the Company's earnings by approximately $.02 to $.03 per share due to the write-up of the finished goods inventory and additional investments in sales and marketing to accelerate their growth. Management believes the VTG operations will be accretive to the Company's earnings during the fourth quarter 2004.

During the second quarter 2004, the Company's revenue is forecasted to reflect a higher volume of computing products and a lower volume of signaling and access products than in the first quarter 2004. Computing products have significantly lower gross margins than signaling and access products.

Based upon the current business mix, the current backlog, and review of sales forecasts, management expects revenue to be in the range of $15.0 million to $16.5 million in the second quarter 2004. Gross margin is expected to be approximately 48.5% to 50.5%. Including the operating results of the Voice Technology Group, diluted earnings per share in the second quarter is expected to be $.07 to $.12. Excluding the operating results of the Voice Technology Group, diluted earnings per share in the second quarter is expected to be $.10 to $.14. The effective income tax rate for the second quarter is expected to be 31%.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual Report, on Form 10-K, as filed with the Securities and Exchange Commission.

Key Performance Indicators:

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

During the first quarter 2004, the Company was notified of four design wins by its customers. These new design wins were for its integrated platform solutions (with multiple products) (2), and individual component design wins for IPnexus Access (1) and Voice Technology products (1). During the first quarter of 2003, the Company was informed of three design wins. These design wins were for its integrated platform solutions (with multiple products) (1), and individual component design wins for its IPnexus Access (1), and SEGway Signaling products
(1). Not all design wins are expected to result in production orders. The Company believes that the increase in design wins in the first quarter 2004, compared to the first quarter 2003 was due to an increase in new design activity that began in the second half of 2003.

Management believes another key indicator for the Company's business is the volume of orders received from the Company's customers. During weak economic periods, customer's visibility deteriorates causing delays in the placement of orders. While forward-looking visibility on customer orders continues to be very limited, shipments to customers in the first quarter of 2004 amounted to $15.6 million (including the new VTG products) and $14.4 million (excluding the new VTG products), compared to $11.0 million in the first quarter 2003. As previously indicated, revenue for the second quarter 2004 is expected to be in the range of $15.0 million to $16.5 million, compared to $12.6 million in the second quarter 2003.

                   Quarter Ended March 31, 2004, Compared with
                        the Quarter Ended March 31, 2003

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Voice Technology Group, acquired by the Company in January 2004.

                                                      Three Months Ended
                                                           March 31,
                                                    2004               2003
                                                -------------      -------------
Sales                                              100.0%             100.0%
Cost of goods sold                                  48.7               54.7
                                                -------------      -------------
Gross profit                                        51.3               45.3
                                                -------------      -------------

Operating expenses:
  Selling and marketing                             10.5               12.3
  Research and development                          16.6               20.9
  General and administrative                         8.7                9.6
  In-process research and development                1.4
                                                -------------      -------------
        Total operating expenses                    37.2               42.8
                                                -------------      -------------
Income from operations                              14.1                2.5

Other income, net                                    0.9                1.1
                                                -------------      -------------
Income before income taxes and
  equity in income (loss) of unconsolidated
  company                                           15.0                3.6
Income tax provision                                 5.1                1.1
                                                -------------      -------------

Income before equity in income (loss) of
  unconsolidated company                             9.9                2.5

Equity in income (loss) of unconsolidated
  company                                            0.1               (0.2)
                                                -------------     --------------
        Net income                                  10.0%               2.3%
                                                =============     ==============

Sales. Total revenue for the first quarter 2004 amounted to $15.6 million, compared to $11.0 million for the same quarter in 2003, an increase of 42%. For the first quarter 2004, the Voice Technology Group contributed $1.2 million, or 8%, to revenue. In the first quarter 2004, the Company had two customers that each represented greater than 10% of sales, and the four largest customers represented 49% of sales. During the first quarter 2003, the Company had two customers that each comprised greater than 10% of revenue and the Company's four largest customers represented 54% of sales. Shipments to customers outside of North America represented 22% and 24% of sales during the first quarter 2004 and 2003, respectively.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products, IPnexus switching products and other products. Revenue from each product category is expressed as a percentage of sales for the three months ending March 31, 2004 and 2003:

                                                      Three Months Ended
                                                           March 31,
                                                     2004              2003
                                                -------------      -------------
Communications products                               58%               34%
Computing products                                    30%               51%
IPnexus switching products                            11%               13%
Other products                                         1%                2%
                                                -------------      -------------
    Total                                            100%              100%
                                                =============      =============

Communications products: Network access products provide a connection between embedded systems platforms and a variety of networks and are used to control the network and/or process information being transported over networks. Many of the Company's signaling products enable the transport of signaling messages over packet-switched (IP) networks. The newly acquired Voice Technology products enable voice, data and fax processing for communications applications. Revenue from this category in the first quarter 2004 amounted to $9.1 million, compared to $3.9 million in the first quarter 2003, an increase of 133%. Revenue from Voice Technology products totaled $1.2 million in the first quarter 2004. The remaining increase of $4.0 million is the result of increased shipments to the Company's customers resulting from a general improvement in the business environment of the Company's target markets.

Computing products: Computing products include a range of single board computers, a variety of embedded system chassis and associated chassis management products. These products enable the Company to provide integrated platform solutions incorporating multiple components from the Company's portfolio. Revenue from computing products declined by $1.1 million, or 19%, to $4.6 million in the first quarter 2004, from $5.7 million in first quarter 2003. The net decrease in revenue was primarily attributable to a decline in orders from one large customer.

IPnexus switching products: The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture. The Company offers nine distinct switch models to customers. Revenue from this product category increased 21% to $1.7 million in the first quarter 2004, from $1.4 million in the first quarter 2003. Revenue growth in this category is a result of the rising adaptation of the PICMG 2.16 systems architecture which utilizes Ethernet switches. As more customers move into production with this architecture, the Company believes this product category will continue to grow.

Other products: This revenue is primarily related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly basis. The Company expects this revenue to continue to decline in the future.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 51.3% and 45.3% of sales in the first quarter 2004 and 2003, respectively. When comparing quarter-over-quarter gross margin performance, the change in the product mix improved the gross margin during the first quarter 2004 because communications products have better margins than computing products. In addition, the higher volume of products shipped from the Rochester manufacturing facility (network access, switch, signaling and certain single board computer products) in the first quarter 2004, compared to the first quarter 2003, resulted in fixed manufacturing overhead being spread over more units produced. Offsetting these increases, the gross margin on the Voice Technology products was less than its expected range due to acquisition accounting for Mapletree Networks, which required a write-up of the purchased inventory to fair value at the date of acquisition.

Total Operating Expenses. Total operating expenses were $5.8 million and $4.7 million for the first quarter 2004 and 2003, respectively. The operating expenses associated with the Voice Technology Group are included in the first quarter 2004 results from the date of acquisition and are the primary factor in the overall increase in operating expenses from the first quarter 2003 to the first quarter 2004.

Selling and marketing expenses were $1.6 million and $1.4 million for the first quarter 2004 and 2003, respectively. The increase in selling and marketing expense is primarily attributable to staff increases, higher commissions on increased volumes and expenses associated with the Voice Technology Group.

Research and development expenses were $2.6 million and $2.3 million for the first quarter 2004 and 2003, respectively. The increase in research and development expense of $.3 million is primarily a result of the additional expenses associated with the Voice Technology Group. The Company capitalizes certain software development costs which reduced the amount of software development charged to operating expenses. Amounts capitalized were $.5 million and $.3 million during the first quarter 2004 and 2003, respectively.

General and administrative expenses were $1.3 million in the first quarter 2004, compared to $1.1 million in the first quarter 2003. The increase in general and administrative expense is primarily attributable to increased staff expense, higher corporate governance costs and expenses associated with the Voice Technology Group.

In-process research and development expense amounted to $.2 million and zero for the first quarter 2004 and 2003, respectively. This amount represents a one-time charge for in-process research and development costs associated with the Mapletree Networks acquisition that were expensed in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility at the time of the acquisition.

Other income, net. Other income primarily consists of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality municipal, U.S. Treasury and corporate obligations with maturities of less than one year. Other income also includes interest income earned from notes receivable from unconsolidated companies.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. For the first quarter 2004 and 2003, the Company's effective tax rate was 34% and 29%, respectively. The increase in the effective rate from the first quarter 2003 to the first quarter 2004 was a result of changes in certain permanent items.

Equity in Income (Loss) of Unconsolidated Company. The Company maintains an ownership interest in Momentum Computer, Inc., a developer of specialized single board computer products. During the fourth quarter 2003, the Company reduced its ownership in Momentum from 47% to 30%. The amounts presented reflect the Company's allocation of Momentum's income or loss for the periods presented based on the Company's ownership percentage.

Liquidity and Capital Resources

The Company's primary source of liquidity included cash and cash equivalents which totaled $24.1 million at March 31, 2004. The Company had working capital of $35.1 million and $38.2 million at March 31, 2004 and December 31, 2003, respectively.

Cash provided by operating activities was $.9 million for the first quarter 2004. This amount included net income of $1.6 million, non-cash charges related to depreciation and amortization of $.8 million, and in-process research and development expense of $.2 million. Cash used in operations due to changes in operating assets and liabilities included an increase in accounts receivable of $2.1 million which was a result of the increased sales activity experienced in the first quarter 2004.

Cash used by investing activities during the first quarter 2004 totaled $9.0 million. This use of cash is primarily attributable to the acquisition of Mapletree Networks of $7.0 million, a loan of $1.3 million to InSciTek Microsystems, Inc., in the form of a convertible note, and the capitalization of software development costs amounting to $.5 million.

Cash provided by financing activities amounted to $2.6 million in the first quarter 2004 resulting from the exercise of stock options.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first quarter 2004.

Contractual Obligations:

As described in the Company's recent Annual Report on Form 10-K, during the first quarter 2004, the Company renewed the lease for its operations in Ottawa, Canada through May 2006. The Company did not enter into any other significant contractual obligations during the first quarter 2004.

Current Position:

Assuming there is no significant change in the Company's business, management believes that its current cash and cash equivalents together with cash generated from operations should be sufficient to meet the Company's anticipated operating needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its growth and market penetration efforts. These efforts could have an impact on the Company's working capital, liquidity or capital resources, and the Company may need to raise additional capital to facilitate these efforts.

Recently Issued Accounting Pronouncements

FIN 46 - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The adoption of FIN 46 did not have an impact on the Company's financial position.

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

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, potential delays associated with the purchase and implementation of an enterprise-wide software system, and potential impairments of investments. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2003, as reported in its Annual Report on Form 10-K, and other documents as filed with the Securities and Exchange Commission.

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

B.       Changes in Internal Controls


         There has been no change in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A.       Exhibits

                           31.1         Certification of Chief Executive Officer
                           31.2         Certification of Chief Financial Officer
                           32.1         Section 1350 Certification


                  B. Reports on Form 8-K

                           (1) On January 14, 2004, the Company filed a Current Report on Form 8-K, Item 2, announcing it entered into an agreement to acquire Mapletree Networks, Inc., in a purchase of assets transaction.

                           (2) On January 26, 2004, the Company filed a Current Report on Form 8-K, Item 2, announcing it completed the purchase of Mapletree Networks, Inc., fulfilling the closing conditions of the definitive agreement announced on January 12, 2004.

                           (3) On February 3, 2004, the Company filed a Current Report on Form 8-K, Item 2, to amend the Company's Current Reports on Form 8-K, dated January 14, 2004, and January 26, 2004, related to the Company's agreement with Mapletree Networks, Inc.

                           (4) On February 6, 2004, the Company filed a Current Report on Form 8-K, Item 12, to inform stockholders that on February 5, 2004, the Company announced its results of operations for the quarter and year ended December 31, 2003.

                           (5) On February 20, 2004, the Company filed a Current Report on Form 8-K, Item 5, announcing it entered into an agreement to invest up to $3.0 million in InSciTek Microsystems, Inc. in the form of an interest bearing convertible note.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PERFORMANCE TECHNOLOGIES, INCORPORATED





May 14, 2004                              By: /s/   Donald L. Turrell
                                             --------------------------
                                                    Donald L. Turrell
                                                    President and
                                                    Chief Executive Officer




May 14, 2004                              By: /s/   Dorrance W. Lamb
                                             --------------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                    Vice President of Finance

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 14, 2004                        By: /s/   Donald L. Turrell
                                             -----------------------------
                                                    Donald L. Turrell
                                                    Chief Executive Officer

                                                                    Exhibit 31.2
                    Certification of Chief Financial Officer

I, Dorrance W. Lamb certify that:

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have:

         a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's first fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 14, 2004                        By: /s/   Dorrance W. Lamb
                                             -----------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer

                                                                    Exhibit 32.1



                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.




Date:  May 14, 2004                      By:  /s/   Donald L. Turrell
                                           ---------------------------
                                                    Donald L. Turrell
                                                    President and
                                                    Chief Executive Officer

Date:  May 14, 2004                      By:  /s/   Dorrance W. Lamb
                                           --------------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                    Vice President of Finance