Form 10-Q
period 2004-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2004-08-13
CIK 1003950

--------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------


                                    FORM 10-Q


(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2004
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from   to
                         Commission File Number 0-27460



                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

           Delaware                                             16-1158413
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation of organization)                            Identification No.)


  205 Indigo Creek Drive, Rochester, New York                      14626
   (Address of principal executive offices)                     (Zip Code)

                          -----------------------------

       Registrant's telephone number, including area code: (585) 256-0200

                          -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The number of outstanding shares of the registrant's common stock was 12,763,474 as of July 31, 2004.
     ---------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 2004 (unaudited)
            and December 31, 2003                                            3

            Consolidated Statements of Income for the Three and Six
            Months Ended June 30, 2004 and 2003 (unaudited)                  4

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2004 and 2003 (unaudited)                  5

            Notes to Consolidated Financial Statements (unaudited)           6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

Item 4.  Controls and Procedures                                            20


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 6.  Exhibits and Reports on Form 8-K                                   21

Signatures                                                                  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      June 30,               December 31,
                                                                                        2004                     2003
                                                                                 --------------------     --------------------
                                                                                    (unaudited)

Current assets:
  Cash and cash equivalents                                                            $21,582,000              $29,589,000
  Accounts receivable, net                                                              10,875,000                7,857,000
  Inventories, net                                                                       7,746,000                5,443,000
  Prepaid expenses and other assets                                                        375,000                  626,000
  Deferred taxes                                                                         1,686,000                1,714,000
                                                                                 --------------------     ---------------------
    Total current assets                                                                42,264,000               45,229,000

Property, equipment and improvements, net                                                2,266,000                2,432,000
Software development costs, net                                                          3,436,000                2,597,000
Notes receivable from unconsolidated companies                                           2,300,000                1,000,000
Investment in unconsolidated company                                                       494,000                  402,000
Goodwill                                                                                 5,474,000
                                                                                 --------------------     ---------------------
    Total assets                                                                       $56,234,000              $51,660,000
                                                                                 ====================     =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $ 2,419,000              $ 1,231,000
  Income taxes payable                                                                     407,000                1,760,000
  Accrued expenses                                                                       3,146,000                4,019,000
                                                                                 --------------------     ---------------------
    Total current liabilities                                                            5,972,000                7,010,000

Deferred taxes                                                                             785,000                  698,000
                                                                                 --------------------     ---------------------
    Total liabilities                                                                    6,757,000                7,708,000
                                                                                 --------------------     ---------------------

Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; none issued
  Common stock - $.01 par value; 50,000,000 shares
    authorized; 13,260,038 shares issued                                                   133,000                  133,000
  Additional paid-in capital                                                            12,829,000               12,863,000
  Retained earnings                                                                     41,930,000               40,532,000
  Treasury stock - at cost; 496,564 and 811,049 shares
    held at June 30, 2004 and December 31, 2003, respectively                           (5,382,000)              (9,536,000)
  Accumulated other comprehensive loss                                                     (33,000)                 (40,000)
                                                                                 --------------------     ---------------------
    Total stockholders' equity                                                          49,477,000               43,952,000
                                                                                 --------------------     ---------------------
    Total liabilities and stockholders' equity                                         $56,234,000              $51,660,000
                                                                                 ====================     =====================


         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)



                                                       Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                   2004                2003               2004               2003
                                             ----------------    ---------------    ----------------   ----------------

Sales                                          $13,273,000          $12,636,000         $28,839,000        $23,675,000
Cost of goods sold                               6,653,000            6,510,000          14,241,000         12,546,000
                                             ----------------    ---------------    ----------------   ----------------
Gross profit                                     6,620,000            6,126,000          14,598,000         11,129,000
                                             ----------------    ---------------    ----------------   ----------------

Operating expenses:
 Selling and marketing                           1,572,000            1,446,000           3,200,000          2,808,000
 Research and development                        2,621,000            2,471,000           5,212,000          4,778,000
 General and administrative                      1,199,000            1,199,000           2,542,000          2,262,000
 In-process research and development                                                        218,000
                                             ----------------    ---------------    ----------------   ----------------
  Total operating expenses                       5,392,000            5,116,000          11,172,000          9,848,000
                                             ----------------    ---------------    ----------------   ----------------
Income from operations                           1,228,000            1,010,000           3,426,000          1,281,000

Other income, net                                  151,000              127,000             289,000            254,000
                                             ----------------    ---------------    ----------------   ----------------
Income before income taxes and equity
  in income (loss) of unconsolidated company     1,379,000            1,137,000           3,715,000          1,535,000

Income tax provision                               428,000              308,000           1,219,000            423,000
                                             ----------------    ---------------    ----------------   ----------------
Income before equity in income (loss) of
   unconsolidated company                          951,000              829,000           2,496,000          1,112,000

Equity in income (loss) of unconsolidated
   company                                          80,000             (125,000)             92,000           (151,000)
                                             ----------------    ---------------    ----------------   ----------------
  Net income                                   $ 1,031,000          $   704,000         $ 2,588,000        $   961,000
                                             ================    ===============    ================   ================


Basic earnings per share                       $       .08          $       .06         $       .20        $       .08
                                             ================    ===============    ================   ================

Diluted earnings per share                     $       .08          $       .06         $       .19        $       .08
                                             ================    ===============    ================   ================

Weighted average number of common
   shares used in basic earnings per share      12,741,867           12,191,954          12,673,917         12,211,822
Potential common shares                            680,294              236,897             855,534            119,868
                                             ----------------    ---------------    ----------------   ----------------
Weighted average number of common
   shares used in diluted earnings per share    13,422,161           12,428,851          13,529,451         12,331,690
                                             ================    ===============    ================   ================


         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       2004                    2003
                                                                                -----------------      ------------------

Cash flows from operating activities:
 Net income                                                                          $2,588,000              $  961,000
 Non-cash adjustments:
    Depreciation and amortization                                                     1,352,000               1,129,000
    In-process research and development                                                 218,000
    Reserve for inventory obsolescence                                                  383,000                 360,000
    Deferred taxes                                                                      115,000                 (32,000)
    Equity in (income) loss of unconsolidated company                                   (92,000)                151,000
    Other                                                                                43,000                 102,000
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                                              (2,562,000)                918,000
    Inventories                                                                      (1,663,000)             (3,620,000)
    Prepaid expenses and other assets                                                   252,000                 582,000
    Accounts payable and accrued expenses                                              (483,000)                441,000
    Income taxes payable                                                             (1,353,000)                148,000
                                                                                -----------------      ------------------
      Net cash (used) provided by operating activities                               (1,202,000)              1,140,000
                                                                                -----------------      ------------------

Cash flows from investing activities:
    Purchases of property, equipment and improvements                                  (248,000)               (459,000)
    Capitalized software development costs                                           (1,124,000)               (612,000)
    Loan to unconsolidated company                                                   (1,300,000)
    Business acquisition                                                             (7,044,000)
    Maturities of marketable securities                                                                       2,006,000
    Other                                                                                                       (33,000)
                                                                                -----------------      ------------------
      Net cash (used) provided by investing activities                               (9,716,000)                902,000
                                                                                -----------------      ------------------

Cash flows from financing activities:
 Proceeds from exercise of stock options                                              2,911,000                  69,000
 Purchase of treasury stock                                                                                    (194,000)
                                                                                -----------------      ------------------
      Net cash provided (used) by financing activities                                2,911,000                (125,000)
                                                                               -----------------       ------------------

      Net (decrease) increase in cash and cash equivalents                           (8,007,000)              1,917,000

Cash and cash equivalents at beginning of period                                     29,589,000              22,077,000
                                                                                -----------------      ------------------
Cash and cash equivalents at end of period                                          $21,582,000             $23,994,000
                                                                                =================      ==================


         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note A - Basis of Presentation

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain reclassifications have been made to prior periods in order to conform to the current year presentation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2003, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B - Stock-Based Compensation and Earnings Per Share

At June 30, 2004, the Company had stock options outstanding under three stock option plans and restricted stock awards outstanding under one plan. The Company accounts for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost has been recognized in net income for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                     2004               2003                2004              2003
                                                 --------------    ----------------    ---------------    -------------

Net income, as reported                           $1,031,000        $    704,000         $2,588,000         $961,000
Add: Restricted stock compensation expense             6,000                                 21,000

Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects                                             (764,000)           (377,000)        (1,223,000)        (651,000)
                                                 --------------    ----------------    ---------------    -------------
Pro forma net income                              $  273,000        $    327,000         $1,386,000          310,000
                                                 ==============    ================    ===============    =============

Earnings per share:
Basic - as reported                               $      .08        $        .06         $      .20         $    .08
                                                 ==============    ================    ===============    =============
Basic - pro forma                                 $      .02        $        .03         $      .11         $    .03
                                                 ==============    ================    ===============    =============

Diluted - as reported                             $      .08        $        .06         $      .19         $    .08
                                                 ==============    ================    ===============    =============
Diluted - pro forma                               $      .02        $        .03         $      .10         $    .03
                                                 ==============    ================    ===============    =============

The assumptions for annual vesting of stock options were generally 33% per year for stock options granted in 2004 and 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: Dividend yield of 0%; expected volatility of 68% and 67%; risk-free interest rates of 2.1% to 3.5% and 2.0%; and expected lives of three years.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive stock options and unvested restricted stock awards, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 1,075,000 and 1,609,000 options for the three months ended June 30, 2004 and 2003, respectively, and 621,000 and 1,767,000, for the six months ended June 30, 2004, and 2003, respectively. These options are excluded as they have exercise prices in excess of the average market price of the Company's common stock for the respective periods.

During the six months ended June 30, 2004, 304,000 common shares were issued upon the exercise of stock options.

Note C - Inventories, net

Inventories consisted of the following:
                                                  June 30,          December 31,
                                                   2004                 2003
                                             ----------------   ----------------

Purchased parts and components                  $4,971,000           $3,836,000
Work in process                                  3,907,000            3,434,000
Finished goods                                   2,556,000            1,969,000
                                             ----------------   ----------------
                                                11,434,000            9,239,000
Less: reserve for inventory obsolescence        (3,688,000)          (3,796,000)
                                             ----------------   ----------------
   Net                                          $7,746,000           $5,443,000
                                             ================   ================

Note D - Investment

On February 18, 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. The Company invested $1.3 million in conjunction with execution of the agreement. In July 2004, based upon InSciTek's sales performance in the second quarter of 2004, the Company invested an additional $1,000,000 in InSciTek through an increase in the principal amount of the convertible note. The balance of the investment will be made by February 2005 based upon InSciTek meeting certain sales performance criteria. If all stages of the investment are made, the Company will have the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal is payable in full on December 31, 2008.

Note E - Accrued Expenses

Restructuring Programs

During 2002, the Company consolidated the engineering operations of its Raleigh, North Carolina facility into its Ottawa, Canada Signaling Group. The initial restructuring charge recorded in 2002 for lease commitments included certain estimates for expected future sublease receipts. Due to market conditions in the Raleigh, North Carolina area, the Company recorded an incremental restructuring charge of $118,000 in the fourth quarter 2003, which related to a revised estimate of the sublease receipts expected through the remaining term of this lease, which expires in 2005. The Company did not record any restructuring charges during the first six months 2004 or 2003.

Payments totaling $63,000 were made during the six months ended June 30, 2004, under the existing lease obligation reducing the accrued restructuring balance from $146,000 at December 31, 2003, to $83,000 at June 30, 2004.

Warranty Obligations

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for the first six months of 2004 were as follows:

Accrued warranty obligations at December 31, 2003                  $233,000
Actual warranty experience                                         (274,000)
Warranty provisions                                                 285,000
                                                                  -----------
Accrued warranty obligations at June 30, 2004                      $244,000
                                                                  ===========

Note F - Acquisition

On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provides voice, data and fax processing technology to original equipment manufacturers. These new products, incorporated into the Company's integrated platform strategy, enable the Company to compete more effectively in the voice over IP and wireless communications applications markets. In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred approximately $400,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values at the acquisition date. Acquired in-process research and development amounted to $218,000 and was charged to operations during the first quarter 2004. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill on the accompanying Consolidated Balance Sheet. Operating results of the acquired entity have been included in the Consolidated Statement of Income from the date of acquisition.

In connection with the acquisition, the Company agreed to pay an additional $1,625,000 if the operations of the acquired business (on a stand-alone basis as operated by the Company) achieve certain quarterly and annual financial milestones. Based upon the operating results of the acquired business in the second quarter of 2004, the Company does not believe any of the additional $1,625,000 of purchase price will be paid related to this acquisition. The purchase price is also subject to adjustment based upon certain factors, as defined in the agreement.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with Generally Accepted Accounting Principles (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company generally cannot make these estimates until preliminary results for a financial quarter are known and analyzed. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

           o  Revenue Recognition
           o  Software Development Costs
           o  Valuation of Inventories
           o  Income Taxes
           o  Product Warranty
           o  Impairment of Investments
           o  Carrying Value of Goodwill

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

Carrying Value of Goodwill: The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. The Company believes that the accounting estimate related to the carrying value of goodwill is a "critical accounting estimate" because these impairment tests include management estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that an asset's carrying amount exceeds its fair value.

Overview

Performance Technologies is a leading supplier of integrated platforms, components and software solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets including communications, military and commercial.

The Company markets its products through its direct worldwide sales force under a variety of brand names including IPnexus(TM), Advanced Managed Platforms, Intelligent Shelf Manager, NexusWare(TM), SEGway(TM), and UniPorte Software Architecture(TM) products.

The Company's IPnexus product line is based on open systems architectures and consists of a wide range of embedded building blocks which can be mixed and matched to construct packet-based integrated platforms. IPnexus products include Advanced Managed Platforms, the Intelligent Shelf Manager and NexusWare. Customers select the appropriate platform, components and software to fit system and application requirements with full confidence that all elements have been designed and engineered to function together. The Company's SEGway signaling products provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network architectures of today. When used in conjunction with softswitches, media gateways and application servers, SEGway signaling products can provide a variety of call control functionality or service processing capabilities of traditional Public Switched Telephone Network switches. The UniPorte Software Architecture products of the Company provide voice, data and fax processing technology using digital signal processors (DSP).

Historically, the Company's growth has been generated through a combination of internal growth and acquisition of new products or complementary technologies. On January 23, 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc. (Mapletree), a company that provides voice, data and fax processing technology to original equipment manufacturers. The Company paid $7.0 million, including cash and the assumption of certain debt at closing of $6.6 million and other acquisition costs of $.4 million. The Company also agreed to pay an additional $1.6 million if the operations of Mapletree (on a stand-alone basis as operated by the Company) achieve certain milestones. Based upon the operating results of the acquired entity in the second quarter 2004, the Company does not believe that any of the additional $1.6 million of purchase price will be paid related to this acquisition.

On February 18, 2004, the Company entered into an agreement to invest up to an aggregate of $3.0 million in InSciTek Microsystems, Inc. (InSciTek), in the form of an interest bearing convertible note. The Company invested $1.3 million in conjunction with execution of the agreement. In July 2004, based upon InSciTek's sales performance in the second quarter of 2004, the Company invested an additional $1,000,000 in InSciTek through an increase in the principal amount of the convertible note. The balance of the investment will be made by February 2005 based upon InSciTek meeting certain sales performance criteria. If the Company makes the remaining investment, it will have the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal is payable in full on December 31, 2008.

Strategy: Since its founding in 1981, the Company has designed innovative embedded products and solutions that focus on attributes such as reduced time-to-market, enhanced performance, high availability and cost advantages for its customers. Today, the Company is a leading supplier of integrated platforms, components and software solutions for the embedded systems marketplace.

Management implemented a new product strategy during 2003 that repositioned the Company as a supplier of fully managed, system-level platform solutions to the embedded systems marketplace. An important milestone in this strategy was achieved in September 2003 with the introduction of the IPnexus Advanced Managed Platform product line. This new family of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. These new platforms also enable equipment manufacturers' downsized engineering staffs to improve time-to-market for their new products. The Company's strategy addresses this trend by enabling customers to replace proprietary or legacy platforms with the latest generation of fully managed platform functionality. This new product strategy resulted in improved financial performance by the Company during 2003. During 2004, the Company will integrate the Voice Technology Group's products (formerly Mapletree Networks) into this strategy.

Financial Information

As noted above, the Company acquired substantially all of the assets of Mapletree Networks (the Voice Technology Group) on January 23, 2004. Beginning on that date, the Company's revenue and expenses reflect the operations of the Voice Technology Group.

Revenue in the second quarter 2004 amounted to $13.3 million, compared to $12.6 million in the corresponding quarter a year earlier. Revenue for the six months ended June 30, 2004, totaled $28.8 million, compared to $23.7 million for the respective period in 2003. The Voice Technology Group contributed $.4 million to revenue in the second quarter 2004 and $1.6 million for the six months ended June 30, 2004.

On a GAAP earnings basis, net income for the second quarter 2004 amounted to $1.0 million, or $.08 per diluted share based on 13.4 million shares. Net income for the second quarter 2003 amounted to $.7 million, or $.06 per diluted share, based on 12.4 million shares outstanding. Net income for the six months ended June 30, 2004 totaled $2.6 million or $.19 per diluted share based on 13.5 million shares outstanding. For the six months ended June 30, 2003, net income amounted to $1.0 million, or $.08 per diluted share based on 12.3 million shares outstanding.

Management believes that the Company's results excluding non-recurring expense provide better comparability of its operations because non-recurring expenses result from facts and circumstances that vary in frequency, amounts and cause. During the first quarter 2004, the Company completed the purchase of the business of Mapletree Networks and recorded in-process research and development costs associated with this acquisition in the amount of $.2 million (after-tax), or $.02 per diluted share. On a non-GAAP basis, excluding this $.2 million non-recurring expense, net income for the six months ended June 30, 2004 amounted to $2.8 million, or $.21 per diluted share, based on 13.5 million shares outstanding. Net income for the six months ended June 30, 2003 amounted to $1.0 million or $.08 per diluted share, based on 12.3 million shares outstanding.

The Company provides guidance related to earnings per share expected in future quarters. Any additional information provided, such as revenue forecasts, is provided as supplementary information to the earnings per share guidance. The Company met its earnings per share guidance for the second quarter. Revenue in the second quarter was less than forecasted for two reasons: First, the Company's largest customer over the past fifteen months unexpectedly reduced its second quarter requirement for product to $.6 million, from $3.3 million in the first quarter. Second, revenue from the Voice Technology Group, acquired in January 2004, was also less than expected, amounting to $.4 million in the second quarter 2004, compared to $1.2 million in the first quarter. Excluding these two sources, revenue increased 11% sequentially, from $11.1 million in the first quarter, to $12.3 million in the second quarter 2004.

During the quarter, the Company was engaged with customers and prospective customers in a growing number of field trials for Performance Technologies' platforms and products. Furthermore, during the second quarter, there were six new product introductions, including extensions to the Company's popular IPnexus Advanced Managed Platform line, its portfolio of Voice Technology products and its new Mini-STP as part of its Signaling Systems product family. To complement these introductions, there were announcements of seven customer relationships which covered the entire range of the Company's products. This customer activity demonstrates continued acceptance of the Company's product technology and validation of its overall integrated platform strategy.

Cash amounted to $21.6 million at June 30, 2004, compared to $29.6 million at December 31, 2003, and no long-term debt existed at either date. The decrease in cash is primarily related to the acquisition of the business of Mapletree Networks which took place in January 2004.

Forward Looking Guidance for the Third Quarter 2004 (published July 28, 2004):

The Company provides guidance related to earnings per share expected in future quarters. Any additional information provided, such as revenue forecasts, is provided as supplementary information to the earnings per share guidance.

The Company develops integrated platforms, components and software solutions which are incorporated into current and next-generation embedded systems infrastructure. Traditionally, design wins have been an important metric for management to judge the Company's product acceptance in its marketplace. Design wins, if implemented, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment. In addition, during weak economic periods, the visibility for customers' orders is limited which frequently causes delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. Unfortunately, forward-looking visibility on customer orders continues to be very limited. During the second quarter 2004, the Company realized four design wins for its IPnexus, SEGway and UniPorte Architecture product families.

At the current time, it appears that the Company's largest customer (noted above) will not be ordering meaningful volumes of product until the pending merger of one of its customers is resolved. Therefore, the Company is not forecasting additional product shipments to this customer in the third quarter.

The newly acquired Voice Technology Group (VTG) generated second quarter revenue of $.4 million, was not profitable on an operating basis, and is now not forecasted to be profitable for 2004. During the third quarter, the Company will begin to integrate VTG into the Company's operations.

Diluted earnings per share in the third quarter is expected to be $.06 to $.09. In addition, based upon the current business mix, the current backlog and review of sales forecasts, management expects revenue to be in the range of $13.5 million to $14.5 million in the third quarter 2004. Gross margin is expected to be approximately 49.5% to 51.0% and the effective income tax rate for the third quarter is expected to be 31%.

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

As noted earlier, the Company was notified of four design wins by its customers during the second quarter 2004. All four of these new design wins were for integrated platforms incorporating multiple products. During the second quarter of 2003, the Company was notified of two design wins. These design wins were for individual components: (1) IPnexus Network Access and (1) SEGway Signaling product. Not all design wins are expected to result in production orders. The Company believes that the increase in design wins in the second quarter 2004, compared to the second quarter 2003, was due to increased customer design activity which began in the second half of 2003.

Management believes another key indicator for the Company's business is the volume of orders received from its customers. During weak economic periods, customer's visibility deteriorates causing delays in the placement of orders. While forward-looking visibility on customer orders continues to be very limited, shipments to customers in the second quarter of 2004 amounted to $13.3 million (including the new VTG products) and $12.9 million (excluding the new VTG products), compared to $12.6 million in the second quarter 2003. As previously indicated, revenue for the third quarter 2004 is expected to be in the range of $13.5 million to $14.5 million, compared to $13.1 million in the third quarter 2003.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's recent Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

             Three and Six Months Ended June 30, 2004, Compared with
                    Three and Six Months Ended June 30, 2003

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Voice Technology Group, acquired by the Company in January 2004.

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                          2004       2003       2004       2003
                                       ---------  ---------  ---------  --------

Sales                                    100.0%     100.0%     100.0%     100.0%
Cost of goods sold                        50.1       51.5       49.4       53.0
                                       ---------  ---------  ---------  --------
Gross profit                              49.9       48.5       50.6       47.0
                                       ---------  ---------  ---------  --------

Operating expenses:
  Selling and marketing                   11.8       11.4       11.1       11.9
  Research and development                19.7       19.6       18.1       20.2
  General and administrative               9.1        9.5        8.8        9.5
  In-process research and development                            0.7
                                       ---------  ---------  ---------  --------
        Total operating expenses          40.6       40.5       38.7       41.6
                                       ---------  ---------  ---------  --------
Income from operations                     9.3        8.0       11.9        5.4

Other income, net                          1.1        1.0        1.0        1.1
                                       ---------  ---------  ---------  --------
Income before income taxes and
  equity in income (loss) of
  unconsolidated company                  10.4        9.0       12.9        6.5
Income tax provision                       3.2        2.4        4.2        1.8
                                       ---------  ---------  ---------  --------

Income before equity in income (loss)
  of unconsolidated company                7.2        6.6        8.7        4.7

Equity in income (loss) of
  unconsolidated company                   0.6       (1.0)       0.3       (0.6)
                                       ---------  ---------  ---------  --------
         Net income                        7.8%       5.6%       9.0%       4.1%
                                       =========  =========  =========  ========

Sales. Total revenue for the second quarter 2004 amounted to $13.3 million, compared to $12.6 million for the same quarter in 2003, an increase of 6%. Revenue for the six months ended June 30, 2004, increased 22% to $28.8 million, from $23.7 million in the same period in 2003. The Voice Technology Group contributed $.4 million, or 3%, to revenue and $1.6 million, or 6%, to revenue for the second quarter and the first six months of 2004, respectively.

In the second quarter 2004, the Company had two customers that each represented greater than 10% of sales and its four largest customers represented 43% of sales. During the second quarter 2003, the Company had two customers that each comprised greater than 10% of revenue and the Company's four largest customers represented 58% of sales. For the six months ended June 30, 2004, the Company had three customers who each comprised greater than 10% of revenues and its four largest customers constituted 43% of revenue. For the six months ended June 30, 2003, there were two customers who each contributed more than 10% of revenue and the Company's four largest customers represented 54% of revenue. Shipments to customers outside of North America represented 28% and 17% of sales during the second quarter 2004 and 2003, respectively, and 25% and 20% of revenue for the six months ended June 30, 2004 and 2003, respectively.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products, IPnexus switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the three and six month periods:

                                      Three Months Ended    Six Months Ended
                                          June 30,              June 30,

                                       2004      2003        2004       2003
                                   ---------- ---------- ---------- ----------
Communications products                 41%       47%         50%        41%
Computing products                      40%       43%         34%        47%
IPnexus switching products              18%        9%         14%        11%
Other products                           1%        1%          2%         1%
                                   ---------- ---------- ---------- ----------
    Total                              100%      100%        100%       100%
                                   ========== ========== ========== ==========

Communications products:

Network access products provide a connection between embedded systems platforms and a variety of networks and are used to control the network and/or process information being transported over networks. Many of the Company's signaling products enable the transport of signaling messages over packet-switched (IP) networks. The Voice Technology products enable voice, data and fax processing for communications applications.

Revenue from Communications products in the second quarter 2004 amounted to $5.5 million, compared to $5.9 million in the second quarter 2003. This decrease reflects a significant decline in revenue from the customer noted earlier whose product requirements unexpectedly decreased in the second quarter 2004. This decrease was partially offset by the $.4 million of revenue from Voice Technology products and an increase in shipments to other customers reflecting greater market penetration for the Company's Communications products and general improvement in the business environment.

For the six months ended June 30, 2004, revenue from Communications products increased to $14.5 million, from $9.8 million during the same period in 2003. This increase of $4.7 million, or 48%, includes the Voice Technology product revenue of $1.6 million, an increase of $1.0 million related to the major customer noted in the Overview section and an increase of $2.1 million in shipments to other customers reflecting greater market penetration for the Company's Communications products and general improvement in the business environment.

Computing products:

Computing products include a range of single board computers, a variety of embedded system chassis and associated chassis management products. These products enable the Company to provide integrated platform solutions incorporating multiple components from the Company's portfolio.

Revenue from Computing products decreased by $.2 million to $5.3 million in the second quarter 2004, from $5.5 million in second quarter 2003.

For the six months ended June 30, 2004, revenue from Computing products totaled $9.9 million, compared to $11.2 million for the same period in 2003. This decrease of $1.3 million was primarily attributable to one large customer during the first quarter of 2004.

IPnexus switching products:

The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture. The Company currently ships ten distinct switch models to customers.

Revenue from this product category increased to $2.4 million in the second quarter 2004, from $1.1 million in the second quarter 2003. Revenue for the six months ended June 30, 2004 amounted to $4.0 million compared to $2.5 million in the same period last year. Revenue growth in this category in 2004 is the result of the rising adaptation of the PICMG 2.16 systems architecture which utilizes Ethernet switches. As more customers migrate their new products into production using this architecture, the Company expects revenue from this product category to continue to grow.

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

Fluctuations in gross margin are primarily attributable to product mix. In addition, during the first half of 2004, the Company began manufacturing a greater number of its single board computer products at the Company's Rochester manufacturing facility. As a result, the higher volume of products produced in the Rochester manufacturing facility resulted in fixed manufacturing overhead being spread over more units produced.

Gross margins were 49.9% and 48.5% in the second quarter 2004 and 2003, respectively. The improvement in gross margin was primarily attributable to the increased production at the Company's Rochester manufacturing facility. Offsetting this increase, Computing products, whose margins are lower than Communications products, constituted a higher percentage of sales for the second quarter 2004, compared to 2003, which negatively impacted margins for the comparative periods. Gross margins were 50.6% and 47.0% for the first six months of 2004 and 2003, respectively. For the six months ended June 30, 2004, Communications products, whose margins are greater than Computing products, were a higher percentage of revenue than in 2003, resulting in higher overall gross margin. The increased manufacturing volume in Rochester in 2004 also had a positive impact on gross margin. Offsetting this improvement, the margins of the Voice Technology products negatively impacted gross margin for the six months ended June 30, 2004 due to acquisition accounting for inventory related to the Mapletree Networks purchase.

Included in cost of good sold is the amortization of software development expenses which totaled $.4 million and $.2 million, for the second quarter 2004 and 2003, respectively, and $.9 million and $.5 million for the six months ended June 30, 2004 and 2003, respectively.

Total Operating Expenses. Total operating expenses were $5.4 million and $5.1 million for the second quarter 2004 and 2003, respectively, and $11.2 million and $9.8 million for the first six months of 2004 and 2003, respectively. The operating expenses associated with the Voice Technology Group are included in the 2004 results from the date of acquisition (January 2004) and are the primary factor in the overall increase in operating expenses from 2003 to 2004.

Selling and marketing expenses amounted to $1.6 million and $1.4 million for the second quarter 2004 and 2003, respectively. The increase in selling and marketing expense is primarily attributable to the addition of the Voice Technology Group, partially offset by decreases in marketing costs. Selling and marketing expenses amounted to $3.2 million and $2.8 million for the first six months of 2004 and 2003, respectively. This increase of $.4 million is primarily related to addition of the Voice Technology Group.

Research and development expenses amounted to $2.6 million and $2.5 million for the second quarter 2004 and 2003, respectively. Research and development expenses reflect the addition of the Voice Technology Group expenses and an increase in capitalized software development. The Company capitalizes certain software development costs which reduced the amount of software development charged to operating expense. Capitalized software development costs, including the new VTG operations, were $.6 million and $.3 million during the second quarter 2004 and 2003, respectively. Research and development expenses totaled $5.2 million and $4.8 million for the first six months of 2004 and 2003, respectively. The $.4 million increase reflects the addition of the Voice Technology Group expenses and an increase in capitalized software development costs. Capitalized software development costs, including the new VTG operations, were $1.1 million and $.6 million during the first six months of 2004 and 2003, respectively.

General and administrative expenses amounted to $1.2 million for both the second quarter 2004 and 2003. Expenses modestly increased during the second quarter 2004 as a result of the addition of the Voice Technology Group, which were offset by slightly lower expenses due to continued cost control efforts. General and administrative expenses amounted to $2.5 million and $2.3 million for the first six months of 2004 and 2003, respectively. The increase for this period was primarily attributable to expenses associated with the Voice Technology Group, offset by slightly lower expenses due to continued cost control efforts.

In-process research and development expense amounted to $.2 million and zero for the first six months ended June 30, 2004 and 2003, respectively. This amount represents a charge for in-process research and development costs associated with the Mapletree Networks acquisition that were expensed in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility at the time of the acquisition.

Other income, net. Other income primarily consists of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality municipal, U.S. Treasury and corporate obligations with maturities of less than one year. Other income also includes interest income earned from notes receivable from unconsolidated companies.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. For the second quarter 2004 and 2003, the Company's effective tax rate was 31% and 27%, respectively. For the six months ended June 30, 2004 and 2003, the Company's effective tax rate was 33% and 28%, respectively. The increase in the income tax rate for the second quarter and the first six months of 2004, compared to the second quarter and the first six months of 2003 was a result of changes in certain permanent items and the favorable resolution of prior year tax uncertainties in 2003.

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

Liquidity and Capital Resources

At June 30, 2004, the Company's primary source of liquidity was cash and cash equivalents which totaled $21.6 million. The Company had working capital of $36.3 million and $38.2 million at June 30, 2004 and December 31, 2003, respectively.

Cash used by operating activities was $1.2 million for the first six months of 2004. This amount included net income of $2.6 million, non-cash charges related to depreciation and amortization of $1.4 million and an increase of the inventory obsolescence reserve of $.4 million. Cash used in operations due to changes in operating assets and liabilities included an increase in accounts receivable of $2.6 million which reflects increased sales activity experienced in the first six months of 2004. Inventory increased by $1.7 million during the first six months of 2004 as a result of increased production activity and the product built to forecast for the customer noted in the Overview section. Decreases in cash from operations for the first six months of 2004 included the decrease of accounts payable and accrued expenses primarily related to the timing of payments and a decrease in income taxes payable which is a result of the 2004 estimated payments made by the Company during the first six months of 2004.

Cash used by investing activities during the first six months of 2004 totaled $9.7 million. This use of cash is primarily attributable to the acquisition of Mapletree Networks of $7.0 million, a loan of $1.3 million to InSciTek Microsystems, Inc., in the form of a convertible note, and the capitalization of software development costs amounting to $1.1 million.

Cash provided by financing activities amounted to $2.9 million in the first six months of 2004, resulting from the exercise of stock options.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first six months of 2004.

Contractual Obligations:

As described in the Company's Annual Report on Form 10-K, during the first quarter 2004, the Company renewed the lease for its operations in Ottawa, Canada through May 2006. The Company did not enter into any other significant contractual obligations during the first six months of 2004.

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

The Company provides guidance related to earnings per share expected in future quarters. Any additional information provided, such as revenue forecasts, is provided as supplementary information to the earnings per share guidance.

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential delays associated with the purchase and implementation of an enterprise-wide software system, potential impairments of investments, and the carrying value of goodwill. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2003, as reported in its Annual Report on Form 10-K, and other documents as filed with the Securities and Exchange Commission.

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

                           PART II. OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders was held June 3, 2004. The Directors elected at the meeting were as follows:
                                                          Votes Cast
Nominees                                         For                  Withheld
--------                                         ---                  --------
Stuart B. Meisenzahl                          10,808,774              1,139,620
John M. Slusser                               10,804,274              1,144,120

Bernard Kozel, Charles E. Maginness, E. Mark Rajkowski, Robert L. Tillman and Donald L. Turrell continue as Directors until the next Annual Meeting, or such times as their respective terms expire. John E. Mooney did not stand for re-election.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as its registered public accounting firm for 2004. 11,800,956 shares of common stock were voted in favor of this proposal, 142,595 shares of common stock were voted against this proposal, and 4,813 shares of common stock abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    Exhibits

               31.1                   Certification of Chief Executive Officer

               31.2                   Certification of Chief Financial Officer

               32.1                   Section 1350 Certification


         B.    Reports on Form 8-K

               (1) On April 28, 2004, the Company filed a Current Report on Form 8-K, Item 12, to inform stockholders that on April 27, 2004, the Company announced its results of operations for the quarter ended March 31, 2004.

               (2) On May 17, 2004, the Company filed a Current Report on Form 8-K, Item 5, announcing the transition of John M. Slusser's role within the Company.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PERFORMANCE TECHNOLOGIES, INCORPORATED





August 13, 2004                         By: /s/   Donald L. Turrell
                                        ---------------------------------------
                                        Donald L. Turrell
                                        President and
                                        Chief Executive Officer




August 13, 2004                         By: /s/   Dorrance W. Lamb
                                        ---------------------------------------
                                        Dorrance W. Lamb
                                        Chief Financial Officer and
                                        Vice President of Finance

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

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's second fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: August 13, 2004                        By:/s/   Donald L. Turrell
                                             -----------------------------------
                                                      Donald L. Turrell
                                                      Chief Executive Officer

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

           b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's second fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: August 13, 2004                        By:/s/   Dorrance W. Lamb
                                             -----------------------------------
                                                      Dorrance W. Lamb
                                                      Chief Financial Officer

                                                                Exhibit 32.1


                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.




Date:  August 13, 2004                     By:/s/   Donald L. Turrell
                                           --------------------------
                                                    Donald L. Turrell
                                                    President and
                                                    Chief Executive Officer

Date:  August 13, 2004                     By:/s/   Dorrance W. Lamb
                                           --------------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                    Vice President of Finance