Form 10-Q
period 2004-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2004-11-15
CIK 1003950

--------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------


                                    FORM 10-Q


(Mark One)
          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2004
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to
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

                              --------------------

       Registrant's telephone number, including area code: (585) 256-0200

                              --------------------


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

The number of outstanding shares of the registrant's common stock was 12,775,088 as of October 29, 2004.
      --------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                          Page

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

               Consolidated Balance Sheets as of September 30, 2004
               (unaudited) and December 31, 2003                             3

               Consolidated Statements of Income for the Three and Nine
               Months Ended September 30, 2004 and 2003 (unaudited)          4

               Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2004 and 2003 (unaudited)          5

               Notes to Consolidated Financial Statements (unaudited)        6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      21

Item 4.     Controls and Procedures                                         21


PART II. OTHER INFORMATION

Item 6.           Exhibits                                                  21

Signatures                                                                  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                September 30,     December 31,
                                                    2004              2003
                                               ---------------   ---------------
                                                 (unaudited)

Current assets:
  Cash and cash equivalents                      $21,439,000        $29,589,000
  Accounts receivable, net                         9,111,000          7,857,000
  Inventories, net                                 7,407,000          5,443,000
  Prepaid expenses and other assets                3,617,000            626,000
  Deferred taxes                                   1,944,000          1,714,000
                                               ---------------   ---------------
       Total current assets                       43,518,000         45,229,000

Property, equipment and improvements, net          2,162,000          2,432,000
Software development costs, net                    3,658,000          2,597,000
Note receivable from unconsolidated company        2,300,000          1,000,000
Investment in unconsolidated company                                    402,000
Goodwill                                           5,474,000
                                               ---------------   ---------------
       Total assets                              $57,112,000        $51,660,000
                                               ===============   ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 1,398,000        $ 1,231,000
  Income taxes payable                               461,000          1,760,000
  Accrued expenses                                 3,292,000          4,019,000
                                               ---------------   ---------------
       Total current liabilities                   5,151,000          7,010,000

Deferred taxes                                     1,047,000            698,000
                                               ---------------   ---------------
       Total liabilities                           6,198,000          7,708,000
                                               ---------------   ---------------


Stockholders' equity:
  Preferred stock - $.01 par value; 1,000,000
    shares authorized; none issued
  Common stock - $.01 par value; 50,000,000
    shares authorized; 13,260,038 shares issued      133,000            133,000
  Additional paid-in capital                      12,858,000         12,863,000
  Retained earnings                               43,195,000         40,532,000
  Treasury stock - at cost; 487,450 and 811,049
    shares held at September 30, 2004 and December
    31, 2003, respectively                        (5,254,000)        (9,536,000)
  Accumulated other comprehensive loss               (18,000)           (40,000)
                                               ---------------   ---------------
       Total stockholders' equity                 50,914,000         43,952,000
                                               ---------------   ---------------
       Total liabilities and stockholders'
       equity                                    $57,112,000        $51,660,000
                                               ===============   ===============


     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                           2004                2003               2004               2003
                                                      ----------------    ---------------    ----------------   ----------------

Sales                                                     $11,560,000        $13,060,000         $40,400,000        $36,735,000
Cost of goods sold                                          6,608,000          6,516,000          20,849,000         19,062,000
                                                      ----------------    ---------------    ----------------   ----------------
Gross profit                                                4,952,000          6,544,000          19,551,000         17,673,000
                                                      ----------------    ---------------    ----------------   ----------------

Operating expenses:
 Selling and marketing                                      1,568,000          1,514,000           4,769,000          4,322,000
 Research and development                                   2,398,000          2,513,000           7,610,000          7,291,000
 General and administrative                                   993,000          1,168,000           3,535,000          3,430,000
 Restructuring charge                                          12,000                                 12,000
 In-process research and development                                                                 218,000
                                                      ----------------    ---------------    ----------------   ---------------
  Total operating expenses                                  4,971,000          5,195,000          16,144,000         15,043,000
                                                      ----------------    ---------------    ----------------   ---------------
Income (loss) from operations                                 (19,000)         1,349,000           3,407,000          2,630,000

Other income, net                                             182,000            150,000             471,000            404,000
                                                      ----------------    ---------------    ----------------   ----------------
Income before income taxes, equity
in income (loss) of unconsolidated company
and gain on sale of investment                                163,000          1,499,000           3,878,000          3,034,000

Income tax provision                                           51,000            423,000           1,270,000            846,000
                                                      ----------------    ---------------    ----------------   ----------------
Income before equity in income (loss) of
  unconsolidated company and gain on sale
  of investment                                               112,000          1,076,000           2,608,000          2,188,000

Equity in income (loss) of unconsolidated
  company                                                      90,000           (121,000)            182,000           (272,000)

Gain on sale of investment in unconsolidated
  company, net of tax                                       1,169,000                              1,169,000

                                                      ----------------    ---------------    ----------------   ---------------
     Net income                                           $ 1,371,000        $   955,000         $ 3,959,000        $ 1,916,000
                                                      ================    ===============    ===============    ===============


Basic earnings per share                                  $       .11        $       .08         $       .31        $       .16
                                                      ================    ===============    ================   ================

Diluted earnings per share                                $       .11        $       .07         $       .30        $       .15
                                                      ================    ===============    ================   ================

Weighted average number of common
   shares used in basic earnings per share                 12,758,106         12,235,758          12,701,980         12,219,801
Potential common shares                                       289,213            768,380             666,761            336,038
                                                      ----------------    ---------------    ----------------   ----------------
Weighted average number of common
   shares used in diluted earnings per share               13,047,319         13,004,138          13,368,741         12,555,839
                                                      ================    ===============    ================   ================



         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      2004             2003
                                                 --------------   --------------

Cash flows from operating activities:
 Net income                                       $ 3,959,000       $ 1,916,000
 Non-cash adjustments:
    Depreciation and amortization                   1,962,000         1,721,000
    In-process research and development               218,000
    Reserve for inventory obsolescence                561,000           640,000
    Deferred taxes                                    108,000           (66,000)
    Equity in (income) loss of unconsolidated
    company                                          (182,000)          272,000
    Gain on sale of investment in unconsolidated
    company                                        (1,169,000)
    Other                                              66,000           143,000
 Changes in operating assets and liabilities,
 net of effect of acquisition:
    Accounts receivable                              (812,000)          (92,000)
    Inventories                                    (1,502,000)       (2,431,000)
    Prepaid expenses and other assets                  97,000           540,000
    Accounts payable and accrued expenses          (1,366,000)         (177,000)
    Income taxes payable                           (1,617,000)          606,000
                                                 --------------   --------------
      Net cash provided by operating activities       323,000         3,072,000
                                                 --------------   --------------
Cash flows from investing activities:
 Purchases of property, equipment and improvements   (363,000)         (638,000)
 Capitalized software development costs            (1,722,000)       (1,103,000)
 Loan to unconsolidated company                    (2,300,000)
 Business acquisition                              (7,044,000)
 Maturities of marketable securities                                  2,006,000
 Other                                                                  (28,000)
                                                 --------------   --------------
      Net cash (used) provided by investing
      activities                                  (11,429,000)          237,000
                                                 --------------   --------------

Cash flows from financing activities:
 Proceeds from exercise of stock options            2,956,000           805,000
 Purchase of treasury stock                                            (194,000)
                                                 --------------   --------------
      Net cash provided by financing activities     2,956,000           611,000
                                                 --------------   --------------

      Net (decrease) increase in cash and cash
      equivalents                                  (8,150,000)        3,920,000

Cash and cash equivalents at beginning of period   29,589,000        22,077,000
                                                 --------------   --------------
Cash and cash equivalents at end of period       $ 21,439,000       $25,997,000
                                                 ==============   ==============


Noncash investing activity - On September 30, 2004, the Company sold its investment in Momentum Computers, Inc. Total cash proceeds received in the fourth quarter 2004 amounted to $3.1 million and included the collection of a $1.0 million note receivable. At September 30, 2004, the Company included the amount to be received from this transaction in prepaid expenses and other assets in the accompanying Consolidated Balance Sheet.


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

Note B - Stock-Based Compensation and Earnings Per Share

At September 30, 2004, the Company had stock options outstanding under three stock option plans and restricted stock awards outstanding under one plan. The Company accounts for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost has been recognized in net income for the stock option plans. Had compensation cost for the stock option plans been determined based on the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:


                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                        September 30,
                                                     2004             2003               2004              2003
                                                ---------------    -------------     --------------    --------------

Net income, as reported                            $1,371,000         $955,000          $3,959,000        $1,916,000
Add: Restricted stock compensation expense              6,000           38,000              26,000            38,000
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects                                              (760,000)        (419,000)         (1,982,000)       (1,070,000)
                                                ---------------    -------------     --------------    --------------
Pro forma net income                               $  617,000         $574,000          $2,003,000        $  884,000
                                                ===============    =============     ==============    ==============

Earnings per share:
Basic - as reported                                $      .11         $    .08          $      .31        $      .16
                                                ===============    =============     ==============    ==============
Basic - pro forma                                  $      .05         $    .05          $      .16        $      .07
                                                ===============    =============     ==============    ==============
Diluted - as reported                              $      .11         $    .07          $      .30        $      .15
                                                ===============    =============     ==============    ==============
Diluted - pro forma                                $      .05         $    .04          $      .15        $      .07
                                                ===============    =============     ==============    ==============

The assumptions for annual vesting of stock options were generally 33% per year for stock options granted in 2004 and 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: Dividend yield of 0%; expected volatility of 68% to 69% and 67%; risk-free interest rates of 2.1% to 3.5% and 2.0%; and expected lives of three years.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive stock options and unvested restricted stock awards, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 1,575,000 and 743,000 options for the three months ended September 30, 2004 and 2003, respectively, and 939,000 and 1,425,000, for the nine months ended September 30, 2004, and 2003, respectively. These options are excluded as they have exercise prices in excess of the average market price of the Company's common stock for the respective periods.

During the nine months ended September 30, 2004, 313,000 common shares were issued upon the exercise of stock options.

Note C - Inventories, net

Inventories consisted of the following:
                                             September 30,         December 31,
                                                 2004                  2003
                                           ----------------    ----------------

Purchased parts and components                 $4,609,000           $3,836,000
Work in process                                 4,049,000            3,434,000
Finished goods                                  2,518,000            1,969,000
                                           ----------------    -----------------
                                               11,176,000            9,239,000
Less: reserve for inventory obsolescence       (3,769,000)          (3,796,000)
                                           ----------------    -----------------
   Net                                         $7,407,000           $5,443,000
                                           ================    =================

Note D - Investments

On February 18, 2004, the Company entered into an agreement to invest up to $3,000,000 in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. Thus far in 2004, the Company invested $2,300,000 in conjunction with this agreement, including $1,000,000 in July 2004. The balance of the investment is expected to be made by January 2005 based, in part, upon InSciTek meeting certain sales performance criteria. If all stages of the investment are made, the Company will have the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal is payable in full on December 31, 2008.

During the third quarter, the Company completed the sale of its minority investment in Momentum Computer, Inc. for $2,088,000 and realized an after tax gain of $1,169,000, or $.09 per diluted share. Cash received in the fourth quarter 2004 from the sale amounted to $3,088,000, including the collection of a $1,000,000 note receivable.

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

Payments totaling $96,000 were made during the nine months ended September 30, 2004, under the existing lease obligation reducing the accrued restructuring balance from $146,000 at December 31, 2003, to $50,000 at September 30, 2004.

During the three months ended September 30, 2004, the Company began formulating actions and taking steps to reduce annualized expenses. These steps include the integration of the Voice Technology Group sales and administrative groups into other corporate operations. The Company incurred $12,000 of expense in the third quarter 2004 related to these actions. Charges related to further restructuring actions are expected in the fourth quarter 2004 and include severance expenses which are expected to amount to approximately $300,000. Additional charges are possible as the Company continues to develop and implement its plan to reduce annual expenses.

Warranty Obligations

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for the first nine months of 2004 were as follows:

Accrued warranty obligations at December 31, 2003                      $233,000
Actual warranty experience                                             (290,000)
Warranty provisions                                                     311,000
                                                                     -----------
Accrued warranty obligations at September 30, 2004                     $254,000
                                                                     ==========

Note F - Acquisition

On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers. This technology is being incorporated into the Company's integrated platform strategy to enable the Company to compete more effectively in the voice over IP and wireless communications applications markets. In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred approximately $400,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values at the acquisition date. Acquired in-process research and development amounted to $218,000 and was charged to operations during the first quarter 2004. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill on the accompanying Consolidated Balance Sheet. Operating results of the acquired group have been included in the Consolidated Statement of Income from the date of acquisition.

In connection with the acquisition, the Company agreed to pay an additional $1,625,000 if the operations of the acquired group (on a stand-alone basis as operated by the Company) achieved certain quarterly and annual financial milestones. Based upon the operating results of the acquired group in the second quarter of 2004, none of the additional $1,625,000 of purchase price will be paid. The purchase price is also subject to adjustment based upon certain factors, as defined in the agreement.

Note G - Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities
(SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The adoption of FIN 46 did not have an impact on the Company's financial position, results of operations, or cash flows.

In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, "Share-Based Payment." This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method. This Exposure Draft was open for public comment until June 30, 2004. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005. The Company is currently assessing the impact of this proposed Statement on its share-based compensation programs.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with Generally Accepted Accounting Principles (GAAP), management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company generally cannot make certain estimates until preliminary results for a financial quarter are known and analyzed. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

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

Carrying Value of Goodwill: The Company conducts tests for impairments of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. The Company believes that the accounting estimate related to goodwill is a "critical accounting estimate" because these impairment tests include management estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that an asset's carrying amount exceeds its fair value.

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

The Company's products are based on open systems architectures and consist of a wide range of embedded building blocks which can be mixed and matched to construct packet-based integrated platforms. Customers can select Advanced Managed Platforms with the Intelligent Shelf Manager, NexusWare and various components and software to fit system and application requirements with full confidence that all elements have been designed and engineered to function together. The Company's SEGway signaling products provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network architectures of today. When used in conjunction with softswitches, media gateways and application servers, SEGway signaling products can provide a variety of call control functionality or service processing capabilities of traditional Public Switched Telephone Network switches. The UniPorte Software Architecture products of the Company provide voice, data and fax processing technology using digital signal processors (DSP).

Historically, the Company's growth has been generated through a combination of internal growth and acquisition of new products or complementary technologies. On January 23, 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc. (Mapletree), a company that provided voice, data and fax processing technology to original equipment manufacturers. The Company paid $7.0 million, consisting of cash and the assumption of certain debt at closing of $6.6 million and other acquisition costs of $.4 million. The Company agreed to pay an additional $1.6 million of purchase price if the operations of the acquired group (on a stand-alone basis as operated by the Company) achieved certain milestones. Based upon the operating results of the acquired group in the second quarter 2004, the Company will not pay the additional $1.6 million of purchase price.

On February 18, 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. Thus far in 2004, the Company has invested $2.3 million in conjunction with this agreement including $1.0 million in July 2004. The balance of the investment is expected to be made by January 2005 based, in part, upon InSciTek meeting certain sales performance criteria. If all stages of the investment are made, the Company will have the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal is payable in full on December 31, 2008.

During the third quarter, the Company completed the sale of its minority investment in Momentum Computer, Inc. for $2.1 million and realized a gain of $1.2 million, or $.09 per diluted share. Cash received in the fourth quarter 2004 from the sale amounted to $3.1 million, including the collection of a $1.0 million note receivable.

During the second and third quarters 2004, many sectors of the telecommunications market continued to exhibit weakness over prior quarters. From the Company's perspective, telecom spending appears to have continued on certain projects and technologies, but not necessarily across the broad telecommunications infrastructure. The weakness in telecommunications spending is placing pressure on the Company's revenue and operating earnings. Despite this weakness, management continues to believe the Company is strategically positioned to improve its financial performance when target markets become more positive. Nonetheless, management began formulating actions and taking steps to reduce annualized expenses by approximately $2.0 million with a primary focus on eliminating redundancy in the Company's multi-location operations and to streamline the organization. During the third quarter 2004, the Company began incorporating the Voice Technology Group (VTG) into other corporate operations with the integration of the VTG sales and administrative functions. This action was completed by the end of October. During the third quarter, the Company incurred a charge of less than $.1 million related to this restructuring effort. Charges related to further restructuring actions are expected in the fourth quarter 2004 and include severance expenses which are expected to amount to approximately $.3 million. Additional charges are possible as the Company continues to develop and implement its plan to reduce annual expenses.

Strategy: Since its founding in 1981, the Company has designed innovative embedded products and solutions that focus on attributes such as reduced time-to-market, enhanced performance, high availability and cost advantages for its customers. Today, the Company is a leading supplier of integrated platforms, components and software solutions for the embedded systems marketplace.

Nearly two years ago, management implemented a new product strategy that repositioned the Company as a supplier of fully managed, system-level platform solutions to the embedded systems marketplace. An important milestone in this strategy was achieved in September 2003 with the introduction of the IPnexus Advanced Managed Platform product line. This family of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. These platforms also enable equipment manufacturers' downsized engineering staffs to improve time-to-market for their new products. The Company's strategy addresses this trend by enabling customers to replace proprietary or legacy platforms with the latest generation of fully managed platform functionality. This product strategy resulted in improved financial performance by the Company during 2003. During 2004, the Company has been working to integrate the Voice Technology Group's products into this strategy. Management believes the Company is well positioned with arguably the most comprehensive range of platforms, integrated components and software available in the targeted embedded systems marketplace today.

The next phase of the Company's product strategy is to further develop and deliver integrated products and platforms targeted at specific applications within the communications market combining network access, signaling and voice processing technologies. Based on market data, management has identified voice-over-IP infrastructure and media server/service platforms as growing more rapidly than the overall communications market and these areas can benefit from the Company's capabilities and technologies. Within the next three to twelve months, the Company plans to introduce several new products directed at these specific market applications.

Financial Information

As noted above, the Company acquired substantially all of the assets of Mapletree Networks (the Voice Technology Group) on January 23, 2004. Beginning on that date, the Company's revenue and expenses reflect the operations of the Voice Technology Group.

Revenue in the third quarter 2004 amounted to $11.6 million, compared to $13.1 million in the corresponding quarter a year earlier. Revenue for the nine months ended September 30, 2004, amounted to $40.4 million, compared to $36.7 million for the corresponding period in 2003. Voice Technology Group products generated revenue in the third quarter and nine months ended September 30, 2004 amounting to $.4 million and $1.9 million, respectively.

On a GAAP earnings basis, net income for the third quarter 2004 amounted to $1.4 million, or $.11 per diluted share based on 13.0 million shares. Net income for the third quarter 2003 amounted to $1.0 million, or $.07 per diluted share, based on 13.0 million shares outstanding. Net income for the nine months ended September 30, 2004 totaled $4.0 million, or $.30 per diluted share, based on
13.4 million shares outstanding. For the nine months ended September 30, 2003, net income amounted to $1.9 million, or $.15 per diluted share based on
12.6 million shares outstanding.

Management believes that the Company's results excluding non-recurring items provide better comparability of its operations because non-recurring items result from facts and circumstances that vary in frequency, amounts and cause. During the third quarter 2004, the Company sold its minority interest in Momentum Computer, Inc. and realized a gain of $1.2 million, or $.09 per diluted share. On a non-GAAP basis, excluding this gain, net income for the third quarter 2004 amounted to $.2 million, or $.02 per diluted share based on 13.0 million shares outstanding. During the first quarter 2004, the Company completed the purchase of substantially all of the assets of Mapletree Networks and recorded in-process research and development costs associated with this acquisition in the amount of $.2 million, or $.02 per diluted share. On a non-GAAP basis, excluding the gain on sale of investment of $1.2 million and the $.2 million non-recurring in-process research and development expense, net income for the nine months ended September 30, 2004 amounted to $3.0 million, or $.22 per diluted share, based on 13.4 million shares outstanding.

Cash amounted to $21.4 million at September 30, 2004, compared to $29.6 million at December 31, 2003, and no long-term debt existed at either date. The decrease in cash is primarily related to the acquisition of substantially all of the assets of Mapletree Networks, which took place in January 2004, and the Company's investment in InSciTek.

Forward Looking Guidance for the Fourth Quarter 2004 (published October 27,
2004):

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

During weak or uncertain economic periods, the visibility for customers' orders is limited which frequently causes delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. Unfortunately, forward-looking visibility on customer orders continues to be very limited.

During the third quarter 2004, there was a combination of customers who rescheduled their orders until after the third quarter. The Company believes that it is likely that these orders will be fulfilled in the fourth quarter 2004.

Based upon the current business mix, the current backlog and review of sales forecasts, management expects revenue to be in the range of $12.0 million to $13.0 million in the fourth quarter 2004. Gross margin is expected to be approximately 45.0% to 47.5% and diluted earnings per share in the fourth quarter is expected to be $.02 to $.05, excluding any restructuring charges. The effective income tax rate for the fourth quarter is expected to be 31%.

Key Performance Indicators:

The Company's integrated platforms, components and software solutions are incorporated into current and next-generation embedded systems infrastructure. Traditionally, design wins have been an important metric for management to judge the Company's product acceptance in its marketplace. Design wins, if implemented, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

During the third quarter 2004, the Company realized six design wins for its products with each expected to generate greater than $.5 million of annualized revenue when reaching production volumes. These new design wins were for its integrated platform solutions (with multiple products) (4), and individual component design wins for IPnexus Access (1) and IP Switching (1) products. During the third quarter of 2003, the Company was notified of six design wins for its products. These new design wins were for its integrated platform solutions (with multiple products) (2), SEGway products (2) and individual component design wins for IP Switching products (2).

Management believes another key indicator for the Company's business is the volume of orders received from its customers. During weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. While forward-looking visibility on customer orders continues to be very limited, shipments to customers in the third quarter of 2004 amounted to $11.6 million (including the VTG products) and $11.2 million (excluding the VTG products), compared to $13.1 million in the third quarter 2003. The quarter-over-quarter revenue decline is primarily attributable to shipments to one customer which was incorporating the Company's products into E911 equipment for a number of its customers. This customer's product requirements unexpectedly decreased in the second quarter 2004. For comparability, shipments to this customer amounted to $.6 million and $3.0 million for the third quarter 2004 and 2003, respectively. As previously indicated, revenue for the fourth quarter 2004 is expected to be in the range of $12.0 million to $13.0 million, compared to $13.3 million in the fourth quarter 2003.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

          Three and Nine Months Ended September 30, 2004, Compared with
                 Three and Nine Months Ended September 30, 2003

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Voice Technology Group, acquired by the Company in January 2004.

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          2004      2003      2004      2003
                                        --------  --------  --------  -------

Sales                                    100.0%    100.0%    100.0%    100.0%
Cost of goods sold                        57.2      49.9      51.6      51.9
                                        --------  --------  --------  --------
Gross profit                              42.8      50.1      48.4      48.1
                                        --------  --------  --------  --------

Operating expenses:
  Selling and marketing                   13.6      11.6      11.8      11.8
  Research and development                20.7      19.2      18.9      19.8
  General and administrative               8.6       8.9       8.8       9.3
  Restructuring charge                     0.1                 0.0
  In-process research and development                          0.5
                                        --------  --------  --------  --------
        Total operating expenses          43.0      39.7      40.0      40.9
                                        --------  --------  --------  --------
Income (loss) from operations             (0.2)     10.4       8.4       7.2

Other income, net                          1.6       1.1       1.2       1.1
                                        --------  --------  --------  --------
Income before income taxes,
  equity in income (loss) of
  unconsolidated company and
  gain on sale of investment               1.4      11.5       9.6       8.3
Income tax provision                        .4       3.3       3.1       2.4
                                        --------  --------  --------  --------

Income before equity in income
  (loss) of unconsolidated company
  and gain on sale of investment           1.0       8.2       6.5       5.9

Equity in income (loss) of
  unconsolidated company                   0.8      (0.9)      0.4      (0.7)

Gain on sale of investment in
  unconsolidated company, net
  of tax                                  10.1                 2.9
                                        --------  --------  --------  --------
         Net income                       11.9%      7.3%      9.8%      5.2%
                                        ========  ========  ========  ========

Sales. Total revenue for the third quarter 2004 amounted to $11.6 million, compared to $13.1 million for the same quarter in 2003, a decrease of 11%. The quarter-over-quarter revenue decline is primarily attributable to shipments to one customer which was incorporating the Company's products into E911 equipment for a number of its customers. This customer's product requirements unexpectedly decreased in the second quarter 2004. For comparability, shipments to this customer amounted to $.6 million and $3.0 million for the third quarter 2004 and 2003, respectively. Revenue for the nine months ended September 30, 2004, increased 10% to $40.4 million, from $36.7 million in the same period in 2003. Voice Technology products contributed $.4 million, or 3% to revenue and $1.9 million, or 5% to revenue for the third quarter and the first nine months of 2004, respectively.

In the third quarter 2004, the Company had two customers that each represented greater than 10% of revenue and its four largest customers represented 37% of revenue. During the third quarter 2003, the Company had two customers that each comprised greater than 10% of revenue and the Company's four largest customers represented 48% of revenue. For the nine months ended September 30, 2004, the Company had three customers which each comprised greater than 10% of revenue and its four largest customers constituted 40% of revenue. For the nine months ended September 30, 2003, there were two customers which each contributed more than 10% of revenue and the Company's four largest customers represented 51% of revenue. Shipments to customers outside of North America represented 41% and 21% of sales during the third quarter 2004 and 2003, respectively, and 29% and 20% of revenue for the nine months ended September 30, 2004 and 2003, respectively.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products, IPnexus switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the three and nine month periods:

                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                  2004      2003      2004      2003
                                -------   -------   -------   -------
Communications products           42%       58%        48%       47%
Computing products                35%       33%        35%       42%
IPnexus switching products        21%        8%        16%       10%
Other products                     2%        1%         1%        1%
                                -------   -------   -------   -------
    Total                        100%      100%       100%      100%
                                =======   =======   =======   =======

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

Revenue from Communications products in the third quarter 2004 amounted to $4.9 million, compared to $7.6 million in the third quarter 2003, a decrease of 36%. This decrease of $2.7 million reflects a significant decline in revenue from the major customer described earlier whose product requirements unexpectedly decreased in the second quarter 2004 as well as a general decrease in orders received by the Company during the quarter due to weakness in the telecommunications market. This decrease was partially offset by $.4 million of revenue generated from the Voice Technology products.

For the nine months ended September 30, 2004, revenue from Communications products increased to $19.4 million, from $17.4 million during the same period in 2003. This increase of $2.0 million, or 11%, includes the Voice Technology product revenue contribution of $1.9 million, a decrease of $1.4 million related to the major customer described earlier who decreased orders in the second quarter 2004, and an increase of $1.5 million in shipments to other customers during the first half of 2004.

Computing products:

Computing products include a range of single board computers, a variety of embedded system chassis and associated chassis management products. These products enable the Company to provide integrated platform solutions incorporating multiple components from the Company's portfolio.

Revenue from Computing products decreased by $.3 million, or 7%, to $4.0 million in the third quarter 2004, from $4.3 million in third quarter 2003, due to a decrease in orders as a result of a weaker market.

For the nine months ended September 30, 2004, revenue from Computing products totaled $13.9 million, compared to $15.4 million for the same period in 2003. This decrease of $1.5 million, or 10%, was primarily attributable to a decrease in orders from one large customer primarily during the first quarter of 2004.

IPnexus switching products:

The Company's IPnexus switch product family has been designed for the embedded systems market and is based on the PICMG 2.16 systems architecture. The Company currently ships ten distinct switch models to customers.

Revenue from this product category increased $1.5 million, or 150%, to $2.5 million in the third quarter 2004, from $1.0 million in the third quarter 2003. Revenue for the nine months ended September 30, 2004 amounted to $6.5 million, compared to $3.5 million in the same period last year, an increase of $3.0 million, or 86%. Revenue growth in this category in 2004 is the result of the rising adoption of the PICMG 2.16 systems architecture which utilizes Ethernet switches.

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

Fluctuations in gross margin are primarily attributable to product mix and sales volume. During the first half of 2004, the Company began manufacturing a greater number of its single board computer products at its Rochester manufacturing facility, rather than outsourcing the production to contract manufacturing.

Gross margin was 42.8% and 50.1% in the third quarter 2004 and 2003, respectively. The decline in gross margin was primarily attributable to the overall decrease in revenue, which resulted in fixed manufacturing costs being spread over fewer units produced. Partially offsetting this decline in gross margin was the savings generated by produing single board computers at the Rochester manufacturing facility. Gross margin was 48.4% and 48.1% for the nine months ended September 30, 2004 and 2003, respectively. Gross margin for the first nine months of 2004 was positively impacted by the increased production in the Rochester manufacturing facility resulting in fixed costs being spread over a larger number of products produced. Offsetting this improvement, the gross margin of the Voice Technology products negatively impacted gross margin for the nine months ended September 30, 2004 due to lower sales volumes and acquisition accounting for inventory related to the Mapletree Networks purchase.

Included in cost of goods sold is the amortization of software development expenses which totaled $.4 million and $.2 million, for the third quarter 2004 and 2003, respectively, and $1.2 million and $.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Total Operating Expenses. Total operating expenses were $5.0 million and $5.2 million for the third quarter 2004 and 2003, respectively, and $16.1 million and $15.0 million for the first nine months of 2004 and 2003, respectively. The operating expenses associated with the Voice Technology Group are included in the 2004 results from the date of acquisition (January 23, 2004). During the third quarter 2004, management began formulating actions and taking steps to reduce annualized expenses by approximately $2.0 million with a primary focus on eliminating redundancy in the Company's multi-location operations and to streamline the organization.

Selling and marketing expenses amounted to $1.6 million and $1.5 million for the third quarter 2004 and 2003, respectively. The increase in selling and marketing expense is primarily attributable to the addition of the Voice Technology Group, partially offset by decreases in personnel and marketing costs. Selling and marketing expenses amounted to $4.8 million and $4.3 million for the first nine months of 2004 and 2003, respectively. This increase of $.5 million is primarily related to the addition of the Voice Technology Group, partially offset by reduced personnel and marketing costs.

Research and development expenses amounted to $2.4 million and $2.5 million for the third quarter 2004 and 2003, respectively. The decrease in research and development expenses reflects a reduction in personnel costs offset by the addition of the Voice Technology Group expenses. The Company capitalizes certain software development costs which reduced the amount of software development charged to operating expense. Capitalized software development costs, including the new VTG operations, were $.6 million and $.5 million during the third quarter 2004 and 2003, respectively. Research and development expenses totaled $7.6 million and $7.3 million for the first nine months of 2004 and 2003, respectively. The $.3 million increase reflects the addition of the Voice Technology Group expenses offset by an increase in capitalized software development costs and reduced personnel costs. Capitalized software development costs, including the VTG operations, amounted to $1.7 million and $1.1 million during the first nine months of 2004 and 2003, respectively.

General and administrative expenses amounted to $1.0 million for the third quarter 2004 and $1.2 million for the third quarter 2003. Expenses decreased as a result of a decrease in personnel related costs, partially offset by the addition of the Voice Technology Group expenses. General and administrative expenses amounted to $3.5 million and $3.4 million for the first nine months of 2004 and 2003, respectively. The increase for this period was primarily attributable to expenses associated with the Voice Technology Group, offset by slightly lower expenses due to continued cost control efforts and reduced personnel costs.

Restructuring charge totaled $.01 million for the three and nine months ended September 30, 2004. No restructuring charges were incurred in 2003. During the three months ended September 30, 2004, the Company began formulating actions and taking steps to reduce annualized expenses. These steps include the integration of the Voice Technology Group sales and administrative groups into other corporate operations. The charge in the third quarter 2004 is related to these actions. Charges related to further restructuring actions are expected in the fourth quarter 2004 and include severance expenses which are expected to amount to approximately $.3 million. Additional charges are possible as the Company continues to develop and implement its plan to reduce annual expenses.

In-process research and development expense amounted to $.2 million and zero for the first nine months ended September 30, 2004 and 2003, respectively. This amount represents a charge for in-process research and development charges associated with the Voice Technology Group acquisition that were expensed in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility at the time of the acquisition.

Other income, net. Other income primarily consists of interest income from marketable securities and cash equivalents. The funds are primarily invested in high quality municipal, U.S. Treasury and corporate obligations with maturities of less than one year. Other income also includes interest income earned from notes receivable from unconsolidated companies.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. For the third quarter 2004 and 2003, the Company's effective tax rate was 31% and 28%, respectively. For the nine months ended September 30, 2004 and 2003, the Company's effective tax rate was 33% and 28%, respectively. The increase in the income tax rate for the third quarter and the first nine months of 2004, compared to the third quarter and the first nine months of 2003 was a result of changes in certain permanent items and the favorable resolution of prior year tax uncertainties in 2003. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions which could affect the Company's current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

Equity in Income (Loss) of Unconsolidated Company. In the third quarter 2004, the Company sold its ownership interest in Momentum Computer, Inc., a developer of specialized single board computer products. During the fourth quarter 2003, the Company reduced its ownership in Momentum from 47% to 30%. The amounts presented reflect the Company's allocation of Momentum's income or loss for the periods presented based on the Company's ownership percentage.

Gain on Sale of Investment in Unconsolidated Company, net of tax. In the third quarter 2004, the Company sold its minority interest in Momentum Computer, Inc. and realized an after tax gain of $1.2 million.

Liquidity and Capital Resources

At September 30, 2004, the Company's primary source of liquidity was cash and cash equivalents, which totaled $21.4 million. The Company had working capital of $38.4 million and $38.2 million at September 30, 2004 and December 31, 2003, respectively.

Cash generated by operating activities was $.3 million for the first nine months of 2004. This amount included net income of $4.0 million, non-cash charges related to depreciation and amortization of $2.0 million, an increase of the inventory obsolescence reserve of $.6 million and the gain on sale of investment, which amounted to $1.2 million. Cash used in operations due to changes in operating assets and liabilities included an increase in accounts receivable of $.8 million which resulted from the timing of customer payments. Inventory increased by $1.5 million during the first nine months of 2004 as a result of materials procured for expected orders that did not materialize due to weak market conditions. Decreases in cash from operations for the first nine months of 2004 also included the decrease of accounts payable and accrued expenses primarily related to the timing of payments and a decrease in income taxes payable which is a result of the 2004 estimated payments made by the Company during the first nine months of 2004.

Cash used by investing activities during the first nine months of 2004 totaled $11.4 million. This use of cash is primarily attributable to the acquisition of the Voice Technology Group of $7.0 million, a loan of $2.3 million to InSciTek, and the capitalization of software development costs amounting to $1.7 million.

Cash provided by financing activities amounted to $3.0 million in the first nine months of 2004, resulting from the exercise of stock options.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first nine months of 2004.

Contractual Obligations:

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, during the first quarter 2004, the Company renewed the lease for its operations in Ottawa, Canada through May 2006. The Company did not enter into any other significant contractual obligations during the first nine months of 2004.

Current Position:

Assuming there is no significant change in the Company's business, management believes that its current cash and cash equivalents together with cash generated from operations should be sufficient to meet the Company's anticipated operating needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to accelerate its growth and market penetration efforts. These efforts could have an impact on the Company's working capital, liquidity or capital resources, and the Company may need to raise additional capital to facilitate these efforts.

Recently Issued Accounting Pronouncements

FIN 46 - In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature and creation date of the VIE. The Revised Interpretations must be applied to all VIEs no later than the end of the first interim or annual reporting period ending after March 15, 2004. However, prior to the required application of the Revised Interpretations, its provisions must be adopted by the end of the first interim or annual reporting period that ends after December 15, 2003 (for the year ended December 31, 2003 for the Company) for VIEs considered to be special purpose entities (SPEs). SPEs for this provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. The adoption of FIN 46 did not have an impact on the Company's financial position, results of operations, or cash flows.

In March 2004, the FASB issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, "Share-Based Payment." This proposed Statement addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would also eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require that such transactions be accounted for using a fair-value-based method. This Exposure Draft was open for public comment until June 30, 2004. During its deliberations to address the comment letters, the FASB has preliminarily indicated that the effective date for this statement would be for periods beginning after June 15, 2005. The Company is currently assessing the impact of this proposed Statement on its share-based compensation programs.

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


                                        PERFORMANCE TECHNOLOGIES, INCORPORATED





November 12, 2004                       By: /s/   Donald L. Turrell
                                        ---------------------------------------
                                                  Donald L. Turrell
                                                  President and
                                                  Chief Executive Officer




November 12, 2004                       By: /s/   Dorrance W. Lamb
                                        ---------------------------------------
                                                  Dorrance W. Lamb
                                                  Chief Financial Officer and
                                                  Vice President of Finance

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

                     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's third fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: November 12, 2004                      By:/s/   Donald L. Turrell
                                             -----------------------------------
                                                      Donald L. Turrell
                                                      Chief Executive Officer

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

                     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's third fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: November 12, 2004                      By:/s/   Dorrance W. Lamb
                                             -----------------------------------
                                                      Dorrance W. Lamb
                                                      Chief Financial Officer

                                                               Exhibit 32.1


                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.




Date:  November 12, 2004         By:/s/   Donald L. Turrell
                                 ---------------------------
                                          Donald L. Turrell
                                          President and Chief Executive Officer

Date:  November 12, 2004         By:/s/   Dorrance W. Lamb
                                 ---------------------------
                                          Dorrance W. Lamb
                                          Chief Financial Officer and Vice
                                          President of Finance