Form 10-K
period 2004-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2005-03-16
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------

                                    FORM 10-K
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (No Fee Required)
                     For the Fiscal Year Ended December 31, 2004
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 (No Fee Required)
                     For the transition period from        to
                         Commission File Number 0-27460

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

       Registrant's telephone number, including area code: (585) 256-0200
                               ------------------
           Securities registered pursuant to section 12(b) of the Act:
                                      NONE
                               ------------------
           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2004 was approximately $106,889,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was approximately 12,851,777 as of March 2, 2005.

                       Documents Incorporated by Reference
The information called for by Items 10-14 of Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 2, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.
--------------------------------------------------------------------------------

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K


PART I                                                                     Page
------

ITEM 1     Business                                                          3
ITEM 2     Properties                                                       17
ITEM 3     Legal Proceedings                                                17
ITEM 4     Submission of Matters to a Vote of Security Holders              18


PART II
-------

ITEM 5     Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities               18
ITEM 6     Selected Financial Data                                          19
ITEM 7     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             19
ITEM 7A    Quantitative and Qualitative Disclosures About Market Risk       35
ITEM 8     Financial Statements and Supplementary Data                      35
ITEM 9     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             57
ITEM 9A    Controls and Procedures                                          57
ITEM 9B    Other Information                                                58

PART III
--------

ITEM 10    Directors and Executive Officers of the Registrant               58
ITEM 11    Executive Compensation                                           58
ITEM 12    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters                  58
ITEM 13    Certain Relationships and Related Transactions                   59
ITEM 14    Principal Accountant Fees and Services                           59

PART IV
-------

ITEM 15    Exhibits and Financial Statement Schedule                        60

ITEM 1 - Business

Overview

Performance Technologies, Incorporated (the "Company") is a supplier of platforms, components, software, and service solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets.

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

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the section appearing in ITEM 1 of this Form 10-K under the heading "Risk Factors." The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential delays associated with the purchase and implementation of an advanced planning and scheduling system and potential impairments related to investments. In addition, during weak economic periods, customers' visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

The Company's Web site address is www.pt.com. The Company makes available free of charge via a hypertext link on its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company will provide this information upon written request to the attention of the Chief Financial Officer, Performance Technologies, Incorporated, 205 Indigo Creek Drive, Rochester, New York 14626. Information is also available through the SEC Web site at www.sec.gov or at the SEC Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Important Year 2004 Milestones

2004 was a year of contrasting results for the Company. Our Advanced Managed Platform strategy showed promise with significant design wins at key customers and with the addition of a new value-added support and services, the Company continued to strengthen its position as a broad based, integrated platform supplier. However, consolidation amongst companies in the telecommunications space left several existing customer programs in an uncertain state.

The telecommunications segment of the market, which the Company serves, is dependent on carriers spending to upgrade network infrastructure to next-generation equipment. In the first quarter 2004, the carriers increased spending on infrastructure upgrade, but for the remainder of 2004, carrier spending was limited, and only directed toward niche applications such as media gateways, rather than on general infrastructure upgrading.

During most of 2004, the uncertainty in the telecommunications sector placed pressure on the Company's revenue and operating earnings. However, after several quarters of uncertain conditions in our target markets, the fourth quarter exhibited positive signs of increased customer demand for the Company's products.

To best focus its resources in 2004, management targeted a number of programs to strengthen and promote our platform products and business.

These initiatives included:

1) Further expansion of our Advanced Managed Platform Product line: Critical to our growth is the ongoing development of our fully managed, packet-based platforms and spreading our message to those customers looking to take greater advantage of outsourcing options. The Advanced Managed Platform architecture offers distinct cost advantages which allow developers of next-generation systems to reduce design complexity while increasing overall system reliability and performance. From a market perspective, the Advanced Managed Platform line is a viable alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for designing high availability into their applications using a flexible and scalable architecture. Since the introduction of the Advanced Managed Platform, the Company has realized more than 25 new design wins of varying sizes for its integrated platform products.

2) Further Development of Innovative, Packet-Based IP Products: The Company developed and introduced an impressive portfolio of new products in 2004 directed at IP/packet-based communication applications including:

              Gigabit Embedded Ethernet Switches: The Company's focus in 2004 was the enhancement of its Ethernet switch software with carrier-grade network routing and security capabilities. Since the introduction of our Gigabit class products, the Company's family of embedded Ethernet switching products has grown by more than 100% each year since 2002.

              Intelligent Shelf Manager: In the spring 2003, the Company introduced the Intelligent Shelf Manager (ISM). This product is a key differentiating factor of the Company's Advanced Managed Platforms and is an important requirement for customers because it enables the overall management of individual components in an embedded platform, including third-party supplied embedded products. During 2004, NexusWare(TM) ISM was introduced adding the power of an open source Linux application to support operation of the ISM function.

              Network Access Products: During 2004, the Company launched the first in a series of new products based on unique, intelligent, single or multi-processor hardware architecture. This new product family is intended to offer powerful packet processing solutions for emerging "user based" services that will become an important economic element in contemporary IP-based networks.

              Network Processing, Voice Processing and Compute Products: The Company expanded its line of network processing engines, voice processing products and Intel-based single board computers for embedded applications during 2004. These new products are designed to utilize the advancing capability of microprocessor and memory technologies.

              SEGway(TM) Signaling Products: During 2004, the Company introduced five new industry-leading products which enable the migration of signaling traffic from traditional networks to IP-based networks.

3) Extension of the Company's Significant Suite of Software: The Company's software products and expertise continue to be a key differentiating factor for Performance Technologies' products. Many of these products are sold under the trade name NexusWare, which is based on the popular and rapidly growing Linux operating system. Performance Technologies announced major enhancements to its NexusWare software during 2004. This product has evolved to become the overarching software environment for all components in our Advanced Managed Platforms. Management believes that the NexusWare software provides distinct user advantages unmatched by competitive offerings and is an important enabler for our customers.

4) Expansion of the Signaling Products Sales Efforts: Our concerted efforts in 2004 to focus on Carriers, Service Providers and Telecom Equipment Manufacturers (TEMS) with our SEGway Signaling products proved successful. During 2004, the Company realized several significant design wins with Tier 1 and Tier 2 carriers, service providers and TEMs that are expected to result in meaningful revenue in 2005 and beyond.

5) Expanded Presence in the Asia Pacific Region: The Company believes a direct presence is critical to be a successful supplier in the Asia Pacific region. During 2004, additional people and resources were committed to increase our exposure in the region and several new design wins were realized for our Advanced Managed Platform products.

6) Continued Acquisition Activities: Management continued to use acquisitions as a part of the Company's growth strategy in 2004:

        Mapletree Networks, Inc.(R): In January 2004, the Company completed the acquisition of Mapletree Networks, a company that provides voice, data and fax processing products using Digital Signal Processing (DSP) technology to original equipment manufacturers. These new products have been integrated with the Company's network access products and integrated platforms to enable the Company to compete more effectively in the re-emerging voice over IP (VoIP) and wireless communications markets.

Industry Overview

The Company is a supplier of embedded systems platforms, components and software products that are based on open standards. These platform solutions can be specifically configured using various components, often from multiple suppliers, to meet a variety of end applications found in market segments such as telecommunications infrastructure, data communications infrastructure, military communications infrastructure and industrial systems.

As 2004 began, the Company's customers, who are primarily equipment manufacturers in the telecom and data communications market segments, continued to maintain tight cost controls, limit engineering resources and proceed with realigning their business models. These fiscal controls created a more concentrated supplier landscape for 2004 that is trimmer, but more highly focused on market opportunities. It was not just these equipment manufacturers who made such adjustments. Across the technology sector, many organizations downsized staffs and tightened cost controls, including many of our customers and suppliers.

Industry market research organizations, such as Dataquest and Venture Development Corporation, are estimating the worldwide, embedded systems market to be over $100 billion in size by 2008. Traditionally, the largest segment of this market uses "proprietary," purpose-built embedded systems and products. Embedded systems built on open standards comprise a smaller segment of this market, which is estimated to grow to over $10 billion by 2008. While proprietary systems are expected to continue to dominate this market in the future, a growing share of embedded systems being implemented, especially in the more limited market segments served by the Company, is expected to use open standards-based products. The driving factors behind this changing paradigm remain twofold. First, systems are becoming increasingly integrated, more complex, requiring larger investments and longer lead times to design. Second, as organizations have downsized over the past several years, they have not replaced the necessary staff to carry out extensive new product development while successfully meeting the competitive pressures of "time-to-market" found in most technology businesses. Due to these changes, telecom and data communications equipment manufacturers are increasing their reliance on companies such as Performance Technologies to deliver major building blocks or complete platforms. This allows these suppliers to concentrate their efforts and expertise on their "value add" which has typically become software and/or additional hardware elements directed at specific applications.
Many equipment manufacturers entered 2004 with new business models not only in the research and development areas, but also in purchasing, logistics and supply groups. Due to these circumstances, many customers welcome the opportunity to limit their number of suppliers and form strategic relationships with organizations that have broader capabilities.

Management believes that the products and capabilities acquired from the Intel Communications Platform Group in 2002 and from Mapletree Networks in 2004 have substantially expanded the markets served by the Company and have enabled the Company to become a more strategic partner to our customers.

Over the past several years, the Company has refined its ability to supply embedded platforms based on the contemporary use of Ethernet technology as an integral element of the system design. This forward-looking approach to building embedded systems was created by Performance Technologies' engineers and has earned the Company a leading position in the industry as this innovative concept reached standardization and became widely adopted in the embedded marketplace. During 2004, all Advanced Managed Platform design wins for the Company were based on this standard, showing widespread acceptance by equipment manufacturers who incorporated this standard into their next-generation products. Central to this new system architecture is the use of an embedded Ethernet switch and Ethernet technology for communication between the blades in a system, and System Management blades to provide much greater levels of control and reliability for carrier-grade communications systems. Our engineering expertise continues to place the Company in a favorable position to participate and win new design opportunities with customers.

To further bolster its Advanced Managed Platform products, the Company continued aggressive development of its comprehensive line of embedded Ethernet switches. Despite a modest economy, the Company's Ethernet switches have had noteworthy adoption among major customers and again showed 100% revenue growth in 2004, as they did in 2003. It is management's belief that the Company is the leading supplier of carrier grade capability with its embedded switching technology and that this product line will continue to be a key element of the Company's Advanced Managed Platform product family. These switch products are also expected to provide noteworthy growth as a stand-alone component sold for third party integration into customer's embedded platforms.

On a broader but related market observation, management expects its business to show overall improvement in 2005 based on the ongoing number of public announcements from carriers concerning capital spending for next-generation network infrastructure. The telecommunications segment of the market is dependent on the carriers capital spending directed at upgrading their network infrastructure to next-generation equipment. In the first quarter 2004, carriers increased spending on infrastructure upgrade, but for the remainder of 2004, carrier spending was limited to narrow applications, rather than broader infrastructure upgrade investment. After several quarters of uncertain conditions in our target markets through 2004, the fourth quarter showed positive signs of increased customer demand for our products.

Also, telecommunications as a whole is continuing to demonstrate noteworthy growth in the European and Asia-Pacific regions. Our presence in the European region continues to expand with significant customers in the UK, France and Israel. Asian operators and equipment manufacturers, such as NTT, Huawei, Samsung and LG have demonstrated growth and strength. Mobile phone growth in the Asia-Pacific region is also continuing to grow and future networks in this region will no doubt be IP based because of its low price point and ease of implementation. Based on the Company's IP network focus, these geographic areas are expected to show important market acceptance of the Company's products.

Strategy

The Company has a history of successfully adapting its products and services to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. During the most recent economic downturn, the Company maintained its commitment to aggressively fund new product development, as well as to use its strong balance sheet to acquire additional products and technologies to strengthen its market position.

Beginning in 2003, a new product strategy was adopted. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded systems marketplace. An important milestone in this strategy was achieved in September 2003 with the introduction of the Advanced Managed Platform product line. Throughout 2004, the Company focused its operating efforts on this strategy. This new line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. The Company's new platform products enable "downsized" or limited engineering staffs of equipment manufacturers' to improve time-to-market for their new products. The Company's strategy addresses this trend by enabling customers to replace proprietary or legacy platforms with the latest generation of fully managed system functionality.

In early 2004, the Company completed the Mapletree Networks acquisition, adding important voice processing technology to its product offerings for its communications customers.

With these acquisitions and investments, management believes the Company has moved from a position of addressing approximately 20% of the available market served in 2002, to a position of addressing over 60% of the available market served by the end of 2004.

The Company's initiatives identified for 2005 are as follows:

         Emphasis on Product Innovation: The Company currently funds its engineering organization with nearly 20% of every revenue dollar. During 2005, management expects to continue to drive the development of new products in an effort to offer our customers critical advances in technology and to outpace our competition.

         Leveraging Product Capabilities: Management expects to develop a number of products for selected high growth IP-based applications including media gateway, media server, wireless, voice-over-cable and satellite communications. Key for 2005 will be to successfully develop and combine certain hardware and software elements from our product portfolio to form intelligent embedded solutions which add value for application providers in these target markets.

         Expansion of the Company's Customer Base Outside of North America: In 2004, the EMEA and APAC regions showed noteworthy growth for the Company. Management plans to continue to aggressively market to potential customers in these regions throughout 2005.

         Continue Acquisition Activities: During 2005, the Company will continue to seek additional opportunities to accelerate growth through external initiatives. These efforts are targeted at adding products to the Advanced Managed Platform product line as well as application areas which can add value in addressing customer requirements.

         Greater Operational Efficiency: Multiple efforts are underway during 2005 to improve the Company's cost structure and operational efficiency. These initiatives include centralizing accounting and manufacturing operations into corporate operations in Rochester, New York. In addition to lowering operating costs, management believes consolidated operations will also enable the Company to offer a higher service level to our customers.

Certainly, there are identifiable risks associated with carrying out the Company's expansive corporate and product strategies in the current uncertain economic climate. Many of the Company's end markets are forecasted to show only modest growth in 2005. In order to realize growth in this environment, the Company will have to gain market share from competitors. However, management believes that based on its analysis of the marketplace and the Company's strengthened and innovative product portfolio, the identified risks are manageable. If successful, management believes these initiatives will continue to reposition the organization as an important strategic partner with many of its customers, thereby increasing their utilization of the Company's broadened product capabilities. As the business cycle starts to show improvement, it is further expected that these ongoing 2005 initiatives can yield significant rewards through accelerated revenue and profitability growth.

Management expects to continue to leverage top-line growth and decrease operating expense levels during the year. With an improving business environment and revenue expansion, the Company should move toward higher levels of profitability.

Products

Performance Technologies is a supplier of platforms, components, software solutions and service offerings for the embedded systems marketplace that can be used in a broad range of applications including telecommunications, data communications, industrial, military and commercial.

The Company markets its products under a variety of brand names including IPnexusTM, SEGway, NexusWare and Advanced Managed Platforms.

The overall embedded systems product line offered by the Company is based on open standards architectures and consists of a wide range of building blocks, which can be mixed and matched to construct packet-based integrated platforms.

Over the course of 2004, the Company continued to commercialize various platform configurations allowing customers to select the appropriate platform, components and software to fit system and application requirements with full confidence that all elements have been designed to work together.

Advanced Managed Platforms: In September 2003, the Company introduced a new line of application ready platforms marketed under the trade name Advanced Managed Platform (AMP). Today, this product line contains the Company's latest generation of configurable, fully-managed and redundant packet-based platforms targeted at communications applications, which leverage all of our IPnexus component-based products. This new platform line is based on an architecture referred to as PICMG 2.16, which is an embedded technology developed by the Company and adopted as an industry standard. The Company's Advanced Managed Platforms offer distinct cost advantages while allowing developers of next-generation systems to reduce design complexity with increased overall system reliability and performance. From a market perspective, the Advanced Managed Platform line continues to prove itself as a viable alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for designing high availability into their applications using a flexible and scalable architecture. Since the introduction of the Advanced Managed Platform, the Company has realized more than 25 design wins of varying sizes for its integrated platform products. As of December 2004, a small number of these design wins had reached production levels. Based on discussions with customers, management expects an additional number of these design wins to reach production during 2005.

Key elements of the Company's Advanced Managed Platform products include:

         Intelligent Shelf Management: This offers the ability to effectively manage the operation of all the Company's IPnexus products, as well as third-party components when they are integrated into a platform.

         Ethernet Switching: The Company's Ethernet switching products operate as the "nexus" of the packet-based platform. As part of the Company's initiative in creating the PICMG 2.16 standard, the Company undertook an aggressive development program aimed at becoming the leading supplier of embedded Ethernet switches. During 2004, the Company focused on developing advanced carrier grade features and reliability. Today, the Company has the broadest carrier grade switch product line for 2.16 embedded platforms.

         Platform Components: While chassis, cooling elements (fans) and interconnection details are considered "low level technology," the Company has designed and maintains a line of these products that have advanced features targeted at high availability and rugged, demanding operating environments. Platform components are an important element of the Company's fully integrated Advanced Management Platform offering.

IPnexus Compute Products: Traditional single board computers continue to play a significant role in embedded platforms. The Company introduced a variety of new compute products in 2004 and will continue product introductions in 2005 based on higher-performance processors and higher capacity memory products. These new products will be especially applicable to packet-based systems.

IPnexus Network Access and Communications Products: The Company's IPnexus network access and communications products continue to operate in a broad range of data communications and telecommunications applications. Performance Technologies' access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This family has significant synergies with our NexusWare software and the newly acquired Voice Technology Group products from Mapletree Networks. Several new IPnexus and communications products were announced in 2004 and new products are on the product road map for 2005. The access product family includes stand-alone communication servers and embedded access products that operate as part of systems based on a variety of open standards.

IPnexus Software and Middleware: NexusWare, the core element of our entire software offering, is a key differentiating factor in the embedded platform marketplace. NexusWare includes a comprehensive Linux-based development environment that can be supplied either as part of the Advanced Managed Platform, or with the Company's individual IPnexus component products, or provided to third parties for inclusion in their embedded platform environments. NexusWare is specifically tailored to assist system engineers in rapidly integrating and developing packet-based embedded systems, while leveraging a robust and standardized software foundation that uses the Linux operating system.

The Company introduced its NexusWare software suite in 2001 and it currently generates additional software license revenue for the Company. Management believes the NexusWare software differentiates the Company's product offering and gives it an important competitive advantage in the market.

Another important aspect of the Company's software offering is the extensive communications software protocols that can be licensed to customers for a variety of applications. Protocol functions include standard communication packages such as X.25, Frame Relay, and SS7 and SS7/IP signaling software, and specialized packages such as radar protocols used in weather tracking and air traffic control, and military communications protocols.

IPnexus Customers. Announced customers for IPnexus products include: ADLINK Technology, Inc., Agilent Technologies, Alcatel SA, APW/Electronic Solutions, Andrew Corporation, AudioCodes, Data Connections, General Dynamics, Hewlett Packard Corporation, Lucent Technologies, Motorola Corporation, Nortel Networks, Northrup Grumman Information Technology, Polycom, Raytheon, Siemens AG, Siemens Carrier Networks LLC, Stratus Technologies, Sun Microsystems, UT Starcom and Walkersun.

AdvancedTCA (ATCA): A new open standard is emerging known as AdvancedTCA, or aTCA. This large, telecommunications-centric architecture is gaining industry following and is expected to be a complementary alternative to the CompactPCI
2.16 standard the Company has embraced for its current products. Product development began in 2004 on a new managed platform, which will be released in mid 2005 that utilizes this young, but maturing, standard.

Voice Technology Products: The 2004 acquisition of Mapletree Networks brought the Company a wide range of products for the processing of voice and fax information. The voice aspect of this product line is an integral part of all VoIP media gateway systems. As the Company proceeds through 2005, the voice products will act as the foundation for a highly integrated media gateway solution, which leverages other Company products, including network access, NexusWare and signaling gateway elements.

Announced customers for the Voice Technology products include: Selta Telematica SpA, Teles Communications and Vertical Networks.

SEGway Signaling Products. The Company's SEGway Signaling products provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network architectures of today. When used in conjunction with softswitches, media gateways and application servers, SEGway signaling products can provide the call control functionality or service processing capabilities of traditional PSTN switches.

Performance Technologies offers a unique suite of signaling solutions in stand-alone or embedded platform models suitable for new or existing telephony service providers, carriers or telephony equipment manufacturers. Powered by carrier-grade SS7 and SS7/IP signaling software, SEGway products are designed for easy installation and network management and are priced to ensure carriers save money in meeting the demands of high growth SS7 networks. The Company's Signaling Blade product provides OEMs with all the functional capabilities needed to front-end applications requiring access to the SS7 network. This product incorporates a robust SS7 stack on top of the Company's NexusWare software to provide customers with a complete SS7 platform. Based on a target OEM market for this product, 2004 efforts to achieve "design wins" have been an important metric with which to measure future revenue potential. As a result of various 2004 design wins, management expects to see revenue growth in 2005 from this leveraged use of the Company's SS7 Intellectual Property in the embedded OEM market space.

Announced customers for the SEGway Signaling products include: Alcatel SA, Comfone AG, Ericsson Telecommunications, GeoLink, Huawei Technologies, Lucent Technologies, Nortel Networks, Rural Cellular, Siemens, Swisscom AG, TelAlaska, Telecom Italia Sparkle, Telefonica Moviles Espana, Teleglobe and TSI Telecommunications Services.

Sales, Marketing and Distribution

The Company markets its products worldwide to a variety of customers through its direct sales force and various channels including OEMs, Value Added Resellers
(VARs), distributors and systems integrators. Almost all of the Company's North American business is sold through the Company's direct sales force.

Due to the highly technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the embedded systems, networking and communications fields. To supplement its sales force, the Company has field application engineers who assist prospective customers in determining if the Company's products will meet their requirements.

Currently, 38 sales, marketing and sales support personnel are located in the Company's Rochester, New York; San Diego and San Luis Obispo, California; Old Saybrook, Connecticut; Ottawa, Canada; Shanghai, China and Henley-on-Thames, United Kingdom offices. In addition, independent sales representatives and agents cover selected geographic areas nationally and internationally; and distributors or integrators, handling selected products, supplement the Company's direct sales team on a worldwide basis.

The Company executes various ongoing marketing strategies designed to attract new OEM and end-user customers and to stimulate additional orders from existing customers. These strategies include an active and ongoing campaign to direct potential customers to the Company's Web site, hosting technology seminars, direct mail, email campaigns, direct telemarketing, active participation in technical standards groups, participation in regional, national and international trade shows, selected trade press advertisements and technical articles.

Sales to customers outside of North America represented 31%, 21% and 25% of the Company's revenue in 2004, 2003 and 2002, respectively. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars and payments for shipments from Canada to Canada are generally made in Canadian dollars.

Customers

The Company has more than 50 active customers worldwide, primarily in the server, telecommunications and embedded systems markets. Many of the Company's major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe and Asia. In 2004, the Company's two largest customers, Lucent Technologies and UT Starcom, represented 13% and 11% of revenue, respectively. The Company's four largest customers (Lucent Technologies, UT Starcom, Andrew Corporation, and MetaSwitch) represented 38% of the Company's revenue.

At December 31, 2004, approximately 75% of the Company's customers are in the telecommunications industry and the Company's products are generally integrated into products for wireless and next-generation IP network infrastructure. These products are targeted at customers in the following sectors: telecommunication equipment manufacturers, server manufacturers, telecommunications service providers and operators, wireless carriers and platform manufacturers. The Company's other customers represent a range of industries utilizing open-architecture embedded systems.

Backlog

The scheduled backlog of orders amounted to $10.0 million and $11.3 million at January 30, 2005 and January 31, 2004, respectively. Orders are subject to postponement of delivery or cancellation in the normal course of business. A substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter. Unfortunately, forward-looking visibility on customer orders continues to be very limited with almost no visibility beyond ninety days. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is not generally subject to large seasonal swings but is frequently softer during the summer months due to the European and United States vacation seasons. Much of the Company's business is project-related, driven by customer demand, which can cause quarterly fluctuations in revenue.

Environmental Matters

The Company does not believe that compliance with federal, state or local laws or regulations relating to the protection of the environment has any material effect on its capital expenditures, earnings or competitive position.

Competition

Embedded systems are either based on proprietary technology or are based on open standards. The Company's products are primarily based on open standards, which is the smaller, but faster growing portion of this market. Frequently, the Company's stiffest competition is the in-house engineering staff of its customers.

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

For its Advanced Managed Platforms, the Company faces a group of competitors including Kontron AG, Motorola Computer Group, Radisys Corporation and SBS Technologies. Management believes that its continuing emphasis on fully integrated and managed system level platform solutions, with a high level of the Company's component and software content, are a key differentiating factor for winning new business.

The Company's Switching products operate in the CompactPCI systems architecture referred to as the PICMG 2.16 standard. This architecture was developed by the Company and adopted by the industry in the fall of 2001. Today, there are several competitors offering products or technology in this marketplace. Current competitors include Continuous Computing, DSS Networks, Motorola Computer Group, Radisys Corporation, Ramix (owned by GE Fanuc Embedded Systems), SBS Technologies and Zynx Networks. The size of the Ethernet switching market is small compared to the enterprise switch market, and larger companies in that market are not expected to enter this segment due to the customization requirements and relatively low volumes, as compared to the enterprise market.

For its Network Access and Communications products, the Company believes its key differentiators are its depth of market experience, suite of communications software, and NexusWare. The Company's products compete with products from companies including Adax Incorporated, Audiocodes, Artesyn Technologies, Interphase Corporation and NMS Communications.

For its Voice Processing products, the Company is focusing its development efforts on combining this technology with its other technologies to form intelligent solutions offering additional value and capabilities. Targeted application markets include media gateway, media server, wireless, voice-over-cable and satellite communications. The Company's products currently compete with products from companies including Audiocodes, Brooktrout, Motorola Computer Group, TI/Telogy and Voiceboard.

For its SEGway Signaling products, the Company generally focuses its engineering on products that use Internet Protocol (IP) to carry signaling traffic. Since this is a newer area in the signaling market, the Company believes it has an advantage over competitors' products. The Company's products currently compete with products from Adax Incorporated and Ulticom, and several larger companies that have proprietary SS7 technology or products.

Research and Development

The Company's research and development expenses were approximately $10.2 million, $9.5 million and $6.9 million for 2004, 2003 and 2002, respectively. These expenses consist primarily of employee costs, material consumed in developing and designing new products, and amounts expended for software license/tools. The Company expects to continue to invest heavily in research and development in order to create innovative new products for the embedded systems market.

The Company has significant core competencies applicable to computing platforms, single board computers, voice and data communications, voice processing, carrier grade Ethernet networking, high availability, hot swap, redundant technologies and signaling communications. The Company also has significant software expertise that it applies to embedded systems and platforms.

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

Suppliers

In the fast paced technology environment, manufacturers are "obsoleting" electronic components more rapidly than ever before. In addition, industry consolidation is resulting in fewer manufacturers offering electronic components. In many situations, the Company is utilizing sole or limited source components on its products. The Company is finding it more challenging to obtain adequate supplies of components than even a couple of years ago. Lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when adequate components are not available are becoming prohibitive. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of its suppliers.

Manufacturing

The Company maintains a state-of-the-art PCB manufacturing facility in Rochester, New York where it manufactures its network access, switching, signaling and single board computing products. The Computing Products Group manufactures its chassis products under contract, and performs system level manufacturing and integration in-house. In a plan announced in February 2005, management intends to transition system level manufacturing and integration of its chassis products to its Rochester manufacturing operation during 2005.

Rochester manufacturing operates under an integrated MRP system. Many of the Company's products have high software content and are generally produced in low volumes. By utilizing an in-house manufacturing capability, management believes that the Company has achieved some safety from the risks inherent in utilizing PCB contract manufacturing. These risks typically include a contract manufacturer's inability to meet flexible manufacturing requirements, inventory control and cost containment. In addition, use of in-house manufacturing enables the Company to maintain a high quality level for its products and greater responsiveness to customer's delivery requirements. The Company has limited alternative capabilities through third parties to perform such manufacturing activities. In the event of an interruption of production at its Rochester manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

The Company intends to purchase and implement a new advanced planning and scheduling system during 2005, which will enhance its current MRP manufacturing system in Rochester. Delays in the implementation of this system, interruption in business activities while implementing this system, or actual costs higher than estimated, could adversely impact the Company's results of operations.

Employees

In October 2004, management began formulating plans and taking steps to centralize its multi-location operations and to streamline the organization. During the fourth quarter, the Company completed integration of the Voice Technology Group's (VTG) sales, marketing and administrative functions into its corporate operations. In a plan announced in February 2005, management expects to integrate accounting and manufacturing operations for VTG by the end of the first quarter of 2005 and for the Computing Products Group in San Luis Obispo, CA, to its Rochester headquarters by the end of the third quarter 2005.

As of December 31, 2004, the Company had 242 full-time employees, four part-time and contract employees, and two engineering cooperative student employees. Management believes its relations with its employees are generally good. The Company's employees are not subject to collective bargaining agreements.

The Company's full-time employees work in the following areas:

                  Research and Development             107
                  Marketing and Sales                   38
                  Manufacturing                         71
                  General and Administrative            26

Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

Risk Factors

If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. As new products are introduced, the industry standards change. Additionally, the overall embedded systems market, particularly the telecommunications industry, is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the market and the performance of industry participants. Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that comply with new industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results. Further, in sluggish economies such as today, current technologies may become obsolete before being replaced by new technologies.

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

Carriers and system operators in our target markets are experiencing consolidation which could delay or cancel ongoing network infrastructure expansion and upgrade programs.

The telecommunications industry in many of the industrialized areas of the world is experiencing an aggressive phase of consolidation. While these activities may strengthen the industry in the long term, they are often disruptive to ongoing capital programs and projects in the short term. These disruptions and delays can have a material adverse effect on our revenue and operating results.

Achieving "design wins" is an important indicator of success in our industry, however, many factors beyond our control influence whether we achieve design wins.

A design win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are several steps between the time of the design win and when customers initiate production shipments. Typically, design wins reach production volumes at varying rates if they reach production at all. Historically, this gestation period prior to volume orders has been twelve to eighteen months or more after the design win occurs. A variety of risks such as schedule delays, cancellations, and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. Traditionally, design wins have been an important metric for management and industry analysts to judge our product acceptance in its marketplace. Unfortunately, during weak economic periods, fewer customers do new design activity and a smaller number of these design wins move into production.

Our annual and quarterly results can fluctuate greatly, which can have a disproportionate effect on net income and the price of our common stock.

Our future annual and quarterly operating results can fluctuate significantly depending on factors such as the timing and shipment of significant orders, new product introductions by us and our competitors, market acceptance of new and enhanced versions of our products, changes in pricing policies by us and our competitors, the mix of distribution channels through which our products are sold, inability to obtain sufficient supplies of sole or limited source components for our products, and seasonal and general economic conditions. Our expense levels are based, in part, on our expectations as to future revenue. Since a substantial portion of our revenue in each quarter results from orders placed within the quarter and often shipped in the final weeks of that quarter, revenue levels are difficult to predict. If revenue levels are below expectations, operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of our net expenses varies with our revenue. In addition, the common stock of the Company is thinly traded and fluctuations in operating results can cause significant fluctuations in the price of our common stock.

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

In order to avoid relying on outside contract manufacturers, we manufacture our network access, switch, signaling and single board computer products at our Rochester, New York facility. The Company's platform products have been manufactured at contract manufacturers. We do not have significant alternative manufacturing capabilities, either internally or through third parties, to perform manufacturing of our products. Even if we were able to identify alternative third-party contract manufacturers, we cannot assume that we would be able to retain their services on terms and conditions acceptable to us. In the event of an interruption in production, we would not be able to deliver products on a timely basis, which would have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance, we cannot assure that such insurance would adequately cover our lost business as a result of such an interruption.

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

Delays in purchasing and implementing an advanced planning and scheduling system could harm our operating results.

As a continuing effort to improve the flow of management information and control of our operations, we intend to purchase, install, and implement an advanced planning and scheduling (APS) system during 2005. We are currently in the process of evaluating our requirements and available APS systems. We are examining the hardware, software, consulting, and implementation costs of available systems as well as the internal time and resources required for implementation. Our current estimates of the time and costs necessary to implement a system are based upon the facts and information available today. New developments may occur that could affect our estimates of the amount of time and the costs necessary to implement such a system. Significant delays in the implementation of a system, interruption in business activities while implementing a system, or actual costs higher than estimated, could adversely impact our operating results.

We may hold investments in companies from time to time. These investments or other future investments are subject to potential impairment.

We hold investments in privately held companies from time to time. We may make additional investments in the future in these or other companies. During 2003 we recorded an impairment of one of our investments and during 2004, established a reserve against another investment. Depending upon the future success of these companies in meeting their operating goals, an impairment charge or additional reserve could be recorded in the future. The occurrence of a future impairment or additional reserve could adversely affect our results.

ITEM 2 - Properties

The Company's corporate headquarters are located in 57,000 square feet of office and manufacturing space in Rochester, New York. The Company moved to this leased facility in April 2002. This lease expires in 2012. Corporate headquarters include the executive offices, along with sales, marketing, engineering and manufacturing operations. There is sufficient room for growth in this facility in the intermediate term including the transfer of manufacturing operations from the VTG and Computing Products Groups and it is capable of accommodating a variety of expansion options. In 2001, the Company purchased land adjacent to this facility to accommodate future expansion.

The Company's Computing Products Group is located in 61,000 square feet of office and manufacturing space leased in San Luis Obispo, California. This lease expires in 2008. This facility currently includes sales, marketing and engineering personnel, as well as manufacturing. Approximately 14,000 square feet of this facility is currently sublet to a tenant and the Company is actively seeking other tenants to sublet additional space in the building.

The Company's Voice Technology Group is located in 9,000 square feet of office space leased in Norwood, Massachusetts. This lease expires in 2007 and the Company has the right to terminate this lease upon twelve months notice. There is sufficient room for growth in this facility during the lease term.

The Company's Signaling Group has sales, marketing, and engineering staff located in 13,000 square feet of office space leased in a building located in downtown Ottawa, Canada. The office lease agreements in this building expire in May 2006.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2004.




PART II

ITEM 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                  2004                       High              Low
         ------------------------------------------------------------------
         First Quarter                     $ 21.11          $ 13.48
         Second Quarter                      19.17             8.47
         Third Quarter                        9.76             5.30
         Fourth Quarter                    $  9.30          $  5.39

                  2003                       High              Low
         -------------------------------------------------------------------
         First Quarter                     $  4.62          $  3.25
         Second Quarter                       7.69             3.44
         Third Quarter                       12.79             7.22
         Fourth Quarter                    $ 14.86          $ 10.07

As of March 9, 2005, there were 174 stockholders of record of the Company's common stock.

To date, the Company has not paid cash dividends on its common stock and has no intention to do so for the foreseeable future.

ITEM 6 - Selected Financial Data
         -----------------------
         (in thousands, except per share amounts)

For the Years Ended December 31:    2004     2003     2002     2001     2000
------------------------------------------------------------------------------
Sales                              $53,489  $49,992  $27,014  $36,517  $38,963
Net income                           2,780    3,050      326    5,186    7,050
Basic earnings per share:
  Net income                       $   .22  $   .25  $   .03  $   .42  $   .54
  Weighted average common shares    12,720   12,259   12,263   12,282   13,106
Diluted earnings per share:
  Net income                       $   .21  $   .24  $   .03  $   .41  $   .51
  Weight average common and
    common equivalent shares        13,219   12,692   12,373   12,708   13,769


Excluding non-recurring items (4)   2004 (1) 2003 (2) 2002 (3) 2001     2000
                                   -------------------------------------------
  Net income                       $ 3,801  $ 3,529  $ 1,186  $ 5,186  $ 7,050
  Basic earnings per share         $   .30  $   .29  $   .10  $   .42  $   .54
  Diluted earnings per share       $   .29  $   .28  $   .10  $   .41  $   .51


At December 31:                     2004     2003     2002     2001     2000
------------------------------------------------------------------------------
Working capital                    $41,637  $38,219  $32,130  $34,728  $36,975
Total assets                       $57,011  $51,660  $45,204  $42,954  $44,758
Total stockholders' equity         $50,421  $43,952  $38,809  $38,342  $39,468

All per share amounts described below are presented on a diluted basis. Management believes that the Company's results excluding non-recurring items provide better comparability of its operations as non-recurring items result from facts and circumstances that vary in frequency, amounts and cause.

(1) In 2004, using applicable tax rates, amounts exclude non-recurring items amounting to $1.0 million, or $.08 per share. These non-recurring items in 2004 include a gain on sale of an investment in an unaffiliated company amounting to $1.2 million, $.09 per share, in-process research and development expense of $.2 million, or $.01 per share, a valuation charge on a note receivable in an unaffiliated company amounting to $3.0 million, or $.15 per share, and a restructuring charge amounting to $.2 million, or $.01 per share.

(2) In 2003, using an effective tax rate of 26%, amounts exclude non-recurring expenses amounting to $.5 million, or $.04 per share. These non-recurring expenses in 2003 include an incremental restructuring charge of $.1 million, or $.01 per share, and a minority investment impairment charge of $.4 million, or $.03 per share.

(3) In 2002, using an effective tax rate of 31%, amounts exclude non-recurring expenses amounting to $.9 million, or $.07 per share. These non-recurring charges in 2002 include restructuring charges of $.6 million, or $.03 per share, in-process research and development expense of $.4 million, or $.03 per share, and class action settlement costs of $.1 million, or $.01 per share.

(4) This data is a non-GAAP measure that should be read in conjunction with the GAAP disclosures above, as well as footnotes (1), (2) and (3) above.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the section appearing in ITEM 1 of this Form 10-K under the caption "Business," for further information regarding "Risk Factors." The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential delays associated with the purchase and implementation of an advanced planning and scheduling system and potential impairments related to investments. In addition, during weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Overview

Performance Technologies, Incorporated is a supplier of platforms, components, software, and service solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets.

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

The Company markets its products through its direct worldwide sales force under a variety of brand names including IPnexus, SEGway, NexusWare and Advanced Managed Platforms.

The Company's IPnexus product line, based on open system architectures, consists of a wide range of embedded building blocks, which can be mixed and matched to construct highly integrated, packet-based platforms. Beginning in 2003, management adopted a new product strategy to reposition the Company to deliver fully managed, system-level platform solutions to the marketplace. The launch of the Advanced Managed Platform product line in September 2003 marked the introduction of an extensive family of platform solutions that enable equipment manufacturers to improve time-to-market for their products. Customers can select Advanced Managed Platforms with the Intelligent Shelf Manager, NexusWare, various components and software to fit system and application requirements with full confidence that all elements have been designed and engineered to function together.

Historically, the Company's growth has been generated through a combination of internal growth and acquisition of new products or complementary technologies. In October 2002, the Company acquired a portion of Intel Corporation's Communications Platform Group for its chassis and compute products. In January 2004, the Company completed the acquisition of the assets of Mapletree Networks to acquire its voice processing technology. The products from both acquisitions have enhanced the Company's product offerings to its customers. The Company continues to focus on acquisitions as an important part of its growth strategy.

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company generally can not make estimates until preliminary results for a financial quarter are known and analyzed. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

o        Revenue Recognition
o        Software Development Costs
o        Valuation of Inventory
o        Income Taxes
o        Product Warranty
o        Impairment of Investments
o        Carrying Value of Goodwill

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

Impairment of Investments: During 2003, the Company held convertible debt and equity investments in one company and in 2004, made a debt investment in another company. On a periodic basis, the Company reviews and evaluates its investments for potential impairment. In determining whether impairment has occurred, the Company considers such factors as the original expectations of the investment, performance of the investee company since the date of the investment, and current and future prospects for the investee company. If events or changes in circumstances occur in which an other than temporary loss has occurred, the Company will record an impairment of the investment by writing down the investment to the Company's estimate of fair value at the time of the impairment. The Company believes that the accounting estimate related to Impairment of Investments is a "critical accounting estimate" because the Company exercises judgment in determining whether an other than temporary loss has occurred and the Company also estimates the fair value of the investment at the time of the impairment.

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

Strategy

The Company has a history of successfully adapting its products and services to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. During the most recent economic downturn, the Company maintained its commitment to aggressively fund new product development, as well as use its strong balance sheet to acquire additional products and technologies to strengthen its market position.

Beginning in 2003, a new product strategy was adopted. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded systems marketplace. An important milestone in this strategy was achieved in September 2003 with the introduction of the Advanced Managed Platform product line. Throughout 2004, the Company focused its operating efforts on this strategy. This new line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers. The Company's new platform products enable equipment manufacturers' downsized or limited engineering staffs to improve time-to-market for their new products and to replace proprietary or legacy platforms with the latest generation of fully managed system functionality.

Please refer to PART 1, ITEM 1, under the caption "Business," for further information regarding the Company's "Strategy."

Key Performance Indicators

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

The Company modified its criteria for the measurement of "design wins" in 2004 to provide greater granularity in predicting forward looking potential for the Company and to assist in measuring day-to-day execution of product, sales and marketing programs. During 2004, the Company was notified of 22 design wins for its products with each expected to generate greater than $.5 million of annualized revenue when reaching production volumes. These new design wins were for its integrated platform solutions (with multiple products) (13), and individual component design wins for IPnexus access (2), IP Switching (2), SEGway (4), and Voice Processing (1) products. During 2003, the Company's metric for design wins only included customers that were expected to generate greater than $1.0 million of annualized revenue when reaching production volumes. Based on this measurement criterion, the Company was notified of 16 design wins for its products. These 2003 design wins were for its integrated platform solutions (with multiple products) (8), individual component design wins for IP Switching
(2), IPnexus access (2), Computing products (1) and SEGway products (3). Not all design wins are expected to result in production orders. Regardless of the change in the measurement metric, the Company believes that the growth in the number of design wins for integrated platform solutions from 2003 to 2004 reflects increasing customer demand for more complete platform solutions from a single vendor.

Management believes another key indicator for the Company's business is the volume of orders received from its customers. During weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. While forward-looking visibility on customer orders continues to be very limited, shipments to customers in 2004 amounted to $53.5 million (including the VTG products) and $51.0 million (excluding the VTG products), compared to $50.0 million in 2003. Revenue in 2004 was impacted by a decline in business from the Company's two largest customers in 2003, Andrew Corporation and UT Starcom, Inc. Shipments to these two customers declined by $6.6 million, to $10.3 million in 2004 due to changes in their businesses.

Industry Overview

As 2004 began, the Company's customers, who are primarily equipment manufacturers in the telecom and data communications market segments, continued to maintain tight cost controls, limit engineering resources and proceed with realigned business models. These fiscal controls created a more concentrated supplier landscape for 2004 that is trimmer, but more highly focused on market opportunities. It was not just these equipment manufacturers who made such adjustments. Across the technology sector, many organizations downsized staffs and tightened cost controls, including many of our customers and suppliers.

Industry marketing research organizations, such as Dataquest and Venture Development Corporation, are estimating the worldwide, embedded systems market to be over $100 billion in size by 2008. Traditionally, the largest segment of this market uses "proprietary," purpose-built embedded systems and products. Embedded systems built on open standards comprise a smaller segment of this market, which is estimated to grow to over $10 billion by 2008. While proprietary systems are expected to continue to dominate this market in the future, a growing share of embedded systems being implemented, especially in the more limited market segments served by the Company, is expected to use open standards-based products. The driving factors behind this changing paradigm remain twofold. First, systems are becoming increasingly integrated, more complex, requiring larger investments and longer lead times to design. Second, as organizations have downsized over the past several years, they have not replaced the necessary staff to carry out extensive new product development while successfully meeting the competitive pressures of "time-to-market" found in most technology businesses. Due to these changes, telecom and data communications equipment manufacturers are increasing their reliance on companies such as Performance Technologies to deliver major building blocks or complete platforms, allowing the supplier to "layer on" their "value add" which has become software and/or additional hardware elements directed at specific applications. Please refer to PART 1, ITEM 1, under the caption "Business", for further discussion of the Industry, economic environment and the Company's initiatives for 2005.

Financial

Revenue:

Revenue for 2004 amounted to $53.5 million, compared to $50.0 million in 2003. The increase in revenue of $3.5 million includes $2.5 million of revenue from the newly acquired Voice Technology Group. Revenue in 2004 was impacted by a decline in business from the Company's two largest customers in 2003, Andrew Corporation and UT Starcom, Inc. Shipments to these two customers declined by $6.6 million, to $10.3 million in 2004 due to changes in their businesses.

Sales outside of North America amounted to $16.4 million and $10.4 million in 2004 and 2003, respectively. The increase in 2004 is attributable to the Company's continuing efforts to extend its presence in Europe and emerging markets.

Earnings:

GAAP information
----------------

Net income in 2004 amounted to $2.8 million, or $.21 per diluted share based on
13.2 million shares outstanding. Net income in 2003 amounted to $3.0 million, or $.24 per diluted share based on 12.7 million shares outstanding.

Non-GAAP information
--------------------

Management believes that the Company's results excluding non-recurring items provide better comparability of its operations as non-recurring items result from facts and circumstances that vary in frequency, amounts and cause.

Net income for 2004 amounted to $3.8 million, or $.29 per diluted share excluding non-recurring items based on 13.2 million shares outstanding. For 2004, the following non-recurring items affected the comparability of net income between years:

      o In-process research and development costs related to the Mapletree acquisition($.2 million, or $.01 per diluted share);
      o Gain from the sale of an investment in Momentum Computer ($1.2 million, or $.09 per diluted share);
      o Valuation charge related to a note receivable from InSciTek
        ($3.0 million, or $.15 per diluted share);
      o Restructuring charges related to cost structure improvement efforts ($.2 million, or $.01 per diluted share).

Net income for 2003 amounted to $3.5 million, or $.28 per diluted share excluding non-recurring expenses based on 12.7 million shares outstanding. For 2003, the following non-recurring expenses affected the comparability of net income between years:

      o An incremental restructuring charge ($.1 million, or $.01 per diluted share);
      o Minority investment impairment charge ($.4 million, or $.03 per diluted share).

Cash, cash equivalents and investments amounted to $25.6 million and $29.6 million at December 31, 2004 and 2003, respectively, and no long-term debt existed at either date.

Cash generated from operating activities amounted to $.6 million in 2004 and $5.6 million in 2003. The overpayments of income taxes ($2.5 million) plus increases in accounts receivable ($1.9 million) and inventories ($1.4 million) contributed to the decline in cash generated from operating activities in 2004, compared to 2003.

Acquisitions, Equity Investments and Notes Receivable:
------------------------------------------------------

Mapletree Networks, Inc. (subsequently, the Voice Technology Group, or VTG) - On January 23, 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers. The initial investment consisted of cash and the assumption of certain debt at closing of $6.6 million and other acquisition costs of $.4 million. The Company agreed to pay an additional $1.6 million of purchase price if the operations of the acquired group (operated by the Company on a stand-alone basis) achieved certain milestones ("earn-out"). Based upon the operating results of the acquired group in the second quarter 2004, the earn-out was terminated. During the fourth quarter 2004, the Company resolved certain matters related to the acquisition resulting in a payment to the Company of approximately $1.7 million, which represented a partial return of purchase price. Beginning at the time of acquisition, the Company's revenue and expenses reflect the operations of VTG.

Momentum Computer, Inc. (Momentum) - Momentum is a developer of specialized single board computer products. At the time of the Company's initial investment in September 2002, the Company acquired a 47% ownership interest in Momentum. During 2003, the Company reduced its ownership in Momentum to 30% when the Company sold a portion of its investment back to the majority stockholder of Momentum. Based upon the Company's expectations of Momentum's performance at the time of the investment and its business prospects in late 2003, the Company concluded that an other than temporary impairment of this investment occurred and the Company recorded an impairment charge of $.4 million for this investment during the fourth quarter 2003. During the third quarter 2004, the Company completed the sale of its investment in Momentum for $2.1 million and realized a gain of $1.2 million. Cash received in the fourth quarter 2004 from the sale amounted to $3.1 million, including the collection of a $1.0 million note receivable.

InSciTek Microsystems, Inc. (InSciTek) - On February 18, 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek in the form of an interest bearing convertible note. During 2004, the Company invested $3.0 million in conjunction with this agreement (including committed funding of $.4 million in January 2005). As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3.0 million as collection of this note is doubtful. The Company has the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal is payable in full on December 31, 2008.

Centralization of Functions:
----------------------------

During most of 2004, uncertainty in the telecommunications sector using the Company's products and services placed pressure on revenue and operating earnings. Despite this weakness, management continues to believe the Company is strategically positioned to improve its financial performance when target markets become more positive. Nonetheless, management began formulating plans and taking steps in September 2004 to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. During 2004, the Company completed integration of the VTG sales, marketing and administrative functions into its corporate operations and during the first quarter 2005, management expects to complete the integration of the VTG accounting and manufacturing operations into the existing Rochester, NY, headquarters. Also during the first quarter 2005, the Company began transitioning the accounting and manufacturing operations of the Computing Products Group in San Luis Obispo, CA, to its Rochester headquarters. This transition is expected to be completed by the end of the third quarter 2005. During 2004, the Company incurred a charge of $.2 million related to these restructuring efforts. Additional charges related to restructuring actions are expected during 2005.

When this centralization plan is completed, operating expenses are expected to be reduced by $1.3 million annually and manufacturing overhead (cost of goods) is expected to be reduced by $.7 million annually. However, the Company expects to increase expenditures in certain areas during 2005 to stimulate growth.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, included as an aid to understanding the Company's results and should be read in conjunction with the selected financial data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report. The table includes the results of operations of the Voice Technology Group from its date of acquisition on January 23, 2004 and the results of operations of the Computing Products Group since it was acquired on October 2, 2002.

                                             Year Ended December 31,
                                       2004           2003           2002
                                    ----------     ----------     ----------
Sales                                 100.0%         100.0%         100.0%
Cost of goods sold                     52.4           50.6           47.6
                                    ----------     ----------     ----------
Gross profit                           47.6           49.4           52.4

Operating expenses:
  Selling and marketing                12.0           11.8           16.2
  Research and development             19.2           19.0           25.6
  General and administrative            8.9            9.3           10.1
  Restructuring charges                  .4             .2            2.1
  In-process research and development    .4                           1.4
  Class action legal settlement                                        .5
                                    ----------     ----------     ----------
     Total operating expenses          40.9           40.3           55.9
                                    ----------     ----------     ----------
Income (loss) from operations           6.7            9.1           (3.5)

Note receivable valuation charge       (5.6)
Other income, net                       1.4            1.0            2.0
                                    ----------     ----------     ----------
Income (loss) before income taxes,
 equity in income (loss) of
 unconsolidated company, gain on sale
 of investment and impairment of
 minority interest investment           2.5           10.1           (1.5)

Income tax (benefit) provision          (.2)           2.6           (3.0)
                                    ----------     ----------     ----------
Income before equity in income (loss)
 of unconsolidated company, gain on
 sale of investment and impairment
 of minority interest investment        2.7            7.5            1.5

Equity in income (loss) of
 unconsolidated company                  .3            (.6)           (.3)

Gain on sale of investment in
 unconsolidated company, net of tax     2.2

Impairment of minority interest
 investment                                            (.8)
                                    ----------     ----------     ----------

      Net income                        5.2%           6.1%           1.2%
                                    ==========     ==========     ==========



Excluding non-recurring items (4)      2004(1)        2003(2)        2002(3)
                                    ----------     ----------     ----------

Income (loss) before income taxes,
 equity in income (loss) of
 unconsolidated company, gain on sale
 of investment and impairment of
 minority interest investment           8.9%          10.4%           2.5%

Income tax provision (benefit)          2.1            2.7           (2.2)
                                    ----------     ----------     ----------
Income before equity in income (loss)
 of unconsolidated company, gain on
 sale of investment and impairment
 of minority interest investment        6.8            7.7            4.7

Equity in income (loss) of
 unconsolidated company                  .3            (.6)           (.3)
                                    ----------     ----------     ----------

      Net income, excluding
       non-recurring items              7.1%           7.1%           4.4%
                                    ==========     ==========     ==========

All per share amounts described below are presented on a diluted basis. Management believes that the Company's results excluding non-recurring items provide better comparability of its operations as non-recurring items result from facts and circumstances that vary in frequency, amounts and cause.

(1) In 2004, using applicable tax rates, amounts exclude non-recurring items amounting to $1.0 million, or $.08 per share. The non-recurring items in 2004 include a gain on sale of an investment in an unaffiliated company amounting to $1.2 million, $.09 per share, in-process research and development expense of $.2 million, or $.01 per share, a valuation charge on a note receivable from an unaffiliated company amounting to $3.0 million, or $.15 per share, and a restructuring charge amounting to $.2 million, or $.01 per share.

(2) In 2003, using an effective tax rate of 26%, amounts exclude non-recurring expenses amounting to $.5 million, or $.04 per share. The non-recurring expenses in 2003 include an incremental restructuring charge of $.1 million, or $.01 per share, and a minority investment impairment charge of $.4 million, or $.03 per share.

(3) In 2002, using an effective tax rate of 31%, amounts exclude non-recurring expenses amounting to $.9 million, or $.07 per share. The non-recurring charges in 2002 include restructuring charges of $.6 million, or $.03 per share, in-process research and development expense of $.4 million, or $.03 per share, and class action settlement costs of $.1 million, or $.01 per share.

(4) This data is a non-GAAP measure and should be read in conjunction with the GAAP disclosures above as well as footnote (1), (2) and (3) above.

Year Ended December 31, 2004 compared with the Year Ended December 31, 2003

Sales. Total revenue for 2004 was $53.5 million, compared to $50.0 million for 2003. For the years indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice (acquired in January 2004)) products, Computing products (acquired in October 2002), IPnexus switching products and Other products. Revenue from each product category is expressed as a percentage of sales for 2004 and 2003 as follows:

                                          2004           2003
                                       ----------     ----------

     Communications products               46%            52%
     Computing products                    34%            37%
     IPnexus switching products            19%            10%
     Other products                         1%             1%
                                       ----------     ----------
          Total                           100%           100%
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

Revenue from the Communications products amounted to $24.5 million and $26.1 million in 2004 and 2003, respectively. This decrease of $1.6 million, or 6%, was primarily the result of a significant decline in revenue from a major customer in 2003 whose product requirements unexpectedly decreased in the second quarter of 2004. This decrease was partially offset by the addition of Voice Technology products in 2004, totaling $2.5 million.

Computing products:

Computing products include a range of single board computers, a variety of embedded system chassis and associated chassis management products. These products enable the Company to provide integrated platform solutions incorporating multiple components from the Company's portfolio. This category includes revenue generated by the Computing Products group acquired in October 2002.

In 2004, Computing products revenue amounted to $18.1 million, compared to $18.3 million in 2003. This decrease amounted to $.2 million, or 1% of sales. This product category experienced a significant decline in revenue in 2004 due to a major customer's significant decrease ($2.4 million) in product requirements. This decrease was partially offset in 2004 by new customers ordering integrated platforms.

IPnexus switching products:

The Company's IPnexus switching product family has been designed for the rigorous requirements of the embedded systems that use the industry standard PICMG 2.16 architecture.

Revenue from switching products increased by $5.3 million, or 106%, from $5.0 million in 2003 to $10.3 million in 2004. One customer accounted for $3.5 million of this growth. The remainder of the switching revenue growth was generated by an expanding customer base.

Other products:

This revenue is primarily related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly and annual basis. Revenue from these products amounted to $.7 million and $.6 million in 2004 and 2003, respectively.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. During the first half of 2004, the Company began manufacturing a greater number of its single board computer products at its Rochester manufacturing facility, rather than outsourcing the production to contract manufacturing.

Gross margin was 47.6% and 49.4% in 2004 and 2003, respectively. The decline in gross margin was partially attributable to Voice Technology products which negatively impacted gross margin due to low sales volumes and the acquisition accounting for inventory related to the Mapletree purchase. Increased amortization of software development costs also had a negative impact on gross margins. Included in cost of goods sold, is the amortization of software development costs which totaled $1.7 million and $1.0 million, for 2004 and 2003, respectively. Partially offsetting this decline in gross margin was the savings generated by manufacturing single board computers at the Rochester facility.

Total Operating Expenses. Total operating expenses in 2004 amounted to $21.9 million in 2004, compared to $20.1 million in 2003. For 2004, the operating expenses of the Voice Technology Group are included from the date of acquisition on January 23, 2004. During the third quarter 2004, management began formulating plans and taking steps to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. When this centralization plan is completed, operating expenses are expected to be reduced by $1.3 million annually and manufacturing overhead (cost of goods) is expected to be reduced by $.7 million.

Selling and marketing expenses totaled $6.4 million in 2004, compared to $5.9 million in 2003. This increase of $.5 million is primarily attributable to the inclusion of the Voice Technology Group expenses.

Research and development expenses totaled $10.2 million and $9.5 million in 2004 and 2003, respectively. This increase of $.7 million is related to the inclusion of the Voice Technology Group expenses, offset by no corporate bonus and an increase in capitalized software development costs in 2004. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expense. Amounts capitalized were $2.2 million and $1.5 million for 2004 and 2003, respectively. Gross expenditures for engineering and software development amounted to $12.4 million in 2004 and $11.0 million in 2003. The increased spending for engineering, research and software development is principally the result of the VTG organization acquired in January 2004.

General and administrative expenses amounted to $4.8 million and $4.6 million in 2004 and 2003, respectively. This increase of $.2 million in 2004 is primarily related to Voice Technology Group expenses and external costs associated with Sarbanes-Oxley compliance, offset by no corporate bonus in 2004.

Restructuring charges amounted to $.2 million and $.1 million in 2004 and 2003, respectively. In 2003, the Company incurred an incremental restructuring charge related to the lease of its Raleigh, North Carolina facility. This incremental charge was the result of a revised management estimate regarding future expected sublease receipts for this facility. During 2004, the Company completed integration of the VTG sales, marketing and administrative functions into its corporate operations. The Company incurred $.2 million of expense related to these restructuring efforts in 2004.

In-process research and development expense amounted to $.2 million in 2004. This was a charge for in-process research and development costs associated with the Voice Technology Group acquisition expensed in accordance with Financial Accounting Standards Board Interpretation No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method."

Note Receivable Valuation Charge. At December 31, 2004, the Company held a note receivable from InSciTek. As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3.0 million as collection of this note is doubtful.

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality auction rate municipal securities. Interest rates increased in 2004, compared to 2003, resulting in increased interest income. Also contributing to this increase was an increase in interest income from notes receivable from unconsolidated companies.

Income Taxes. The Company's income tax benefit in 2004 totaled $.1 million, compared to an income tax provision of $1.3 million in 2003. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from its international operations, research activities, tax-exempt interest and foreign sales. For 2004, the Company's effective tax rate was (6.5%). This income tax benefit was primarily the result of the benefits derived from tax credits and international operations which exceeded the statutory tax amounts. For 2003, the Company's effective tax rate was 26.3% and also included the favorable resolution of prior year tax uncertainties. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R.
4520). The Act contains numerous corporate tax provisions which could affect the Company's current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

Equity in Income (Loss) of Unconsolidated Company. In the third quarter 2004, the Company sold its ownership interest in Momentum Computer, Inc., a developer of specialized single board computer products. During 2004, the Company's allocation of Momentum's income totaled $.2 million. During 2003, the Company recorded losses of $.3 million related to its allocation of Momentum's net loss. During the fourth quarter 2003, the Company recorded an impairment of its investment due to Momentum's weaker than expected financial results. The Company wrote this investment down by $.4 million, to $.4 million at December 31, 2003, the Company's estimate of the investment's fair value at that date.

Gain on Sale of Investment in Unconsolidated Company, net of tax. In the third quarter 2004, the Company sold its ownership interest in Momentum Computer, Inc. and realized a gain of $1.2 million, after tax of $.3 million.


Year Ended December 31, 2003 compared with the Year Ended December 31, 2002

Sales. Total revenue for 2003 was $50.0 million, compared to $27.0 million for 2002. For the years indicated in the following table, the Company's products are grouped into four distinct categories in one market segment: Communications (network access and signaling), Computing products (acquired in October 2002), IPnexus switching products, and Other products. Revenue from each product category, expressed as a percentage of sales for 2003 and 2002, is as follows:

                                          2003           2002
                                       ----------     ----------
     Communications products               52%            70%
     Computing products                    37%            18%
     IPnexus switching products            10%             9%
     Other products                         1%             3%
                                       ----------     ----------
         Total                            100%           100%
                                       ==========     ==========

Communications products:

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

Gross Profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, expenses associated with engineering contracts and technical support function expenses. Gross margin was 49.4% and 52.4% of sales in 2003 and 2002, respectively. Gross margin as a percentage of sales decreased in 2003 primarily because of the increase in shipments of lower margin Computing products. Gross margins for Computing products are generally lower than the gross margins realized by the Company's other product categories because the Computing products are more hardware centric products and include less proprietary technology as compared to the Company's other products. Since the Computing Products Group's operations were included for the full year in 2003, compared with only three months in 2002, revenue from Computing products constituted a greater percentage of total revenue causing a decrease in overall gross margins. The decrease in gross margins attributable to the Computing products was partially offset by increases in gross margin for the other product categories as the Company's fixed manufacturing overhead was spread over a larger volume of shipments in 2003, compared to 2002.

Total Operating Expenses. Total operating expenses amounted to $20.1 million in 2003, compared to $15.1 million in 2002. For 2003, the operating expenses include a full year of operations of the Computing Products Group, compared to only three months in 2002. During 2002, the Company took actions to improve its cost structure by more appropriately aligning expenses with current revenue levels. These expense reductions amounted to $2.6 million annually and were attained by reducing staffing levels by approximately 20% and by consolidating one remote office location to more efficiently provide engineering and product support.

Selling and marketing expenses totaled $5.9 million in 2003, compared to $4.4 million in 2002. This increase of $1.5 million in 2003 is primarily attributable to the inclusion of the Computing Products Group for a full year of operations amounting to $1.0 million and an increase of $.5 million related to additional sales people and related expenses.

Research and development expenses totaled $9.5 million and $6.9 million in 2003 and 2002, respectively. This increase of $2.6 million in 2003 is primarily attributable to the inclusion of the Computing Products Group for a full year increasing expense by $2.3 million. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expense. Amounts capitalized were $1.5 million and $1.2 million for 2003 and 2002, respectively. Gross expenditures for engineering and software development were $11.0 million and $8.1 million for 2003 and 2002, respectively.

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

Restructuring charges amounted to $.1 million and $.6 million in 2003 and 2002, respectively. In 2002, these non-recurring expenses were associated with actions the Company took to improve its cost structure and included severance related to staffing reductions and expenses associated with closing the Raleigh, North Carolina engineering facility. In 2003, the Company incurred an incremental restructuring charge related to the lease of its Raleigh, North Carolina facility. This incremental charge was the result of a revised management estimate regarding future expected sublease receipts for this facility.

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

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality auction rate municipal securities. Interest rates declined in 2003, compared to 2002, resulting in reduced interest income. Offsetting this reduction was an increase in interest income from the note receivable issued to an unconsolidated company in September 2002.

Income Taxes. The Company's income tax provision for 2003 totaled $1.3 million, compared to an income tax benefit of $.8 million in 2002. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from its international operations, research activities, tax-exempt interest and foreign sales. For 2003, the Company's effective tax rate was 26.3% and also included the favorable resolution of prior year tax uncertainties. For 2002, the Company's income tax was a tax benefit due the Company and included the effect of in-process research and development expenses as well as the favorable resolution of prior year tax uncertainties.

Equity in Income (Loss) of Unconsolidated Company. In September 2002, the Company completed a minority interest investment in Momentum Computer, Inc., a developer of specialized single board computer products located in Carlsbad, California. During 2003, the Company recorded losses of $.3 million related to its allocation of Momentum's net loss. During the fourth quarter 2003, the Company reduced its investment in Momentum to 30 percent and recorded an impairment of its investment due to Momentum's weaker than expected financial results. The Company wrote this investment down by $.4 million, to $.4 million at December 31, 2003, the Company's estimate of the investment's fair value at that date. During 2002, a loss of $.1 million was recorded reflecting the allocation of Momentum's net loss to the Company.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company's primary source of liquidity included cash, cash equivalents and investments of $25.6 million. The Company had working capital of $41.6 million at December 31, 2004.

Cash generated by operating activities was $.6 million for 2004. This amount included net income of $2.8 million, non-cash adjustments (depreciation and amortization of $2.6 million, inventory reserves of $.9 million, a note receivable valuation charge of $3.0 million, and a gain on the sale of Company's investment in Momentum of $1.5 million). Cash used in operations due to changes in operating assets and liabilities included increases (accounts receivable of $1.9 million and inventory of $1.4 million) and decreases (accounts payable and accrued expenses of $1.0 million, and income taxes payable of $2.5 million). The uses of cash from the operating activities primarily relate to an increase in sales and production volumes.

Cash used by investing activities during 2004 amounted to $5.9 million. The largest use of cash in investing activities was the Company's acquisition of Mapletree in 2004 for $5.3 million of cash. Also contributing to the use of cash was the Company's investment in InSciTek, which totaled $2.7 million and capitalized software development costs of $2.2 million. Offsetting these uses of cash was the cash generated by the sale of the Company's equity and debt investments in Momentum, which totaled $3.1 million, and net proceeds from the sale of investments of $1.7 million.

Cash provided by financing activities totaled $3.0 million for 2004 and included funds received from the exercise of stock options.

Off Balance Sheet Arrangements

The Company is not party to any off balance sheet arrangements other than those noted below under contractual obligations.

Contractual Obligations

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company has leased facilities in its other operating locations in North America that expire through 2007.

The Company enters into purchase commitments during the normal course of its operations. Certain of the purchase commitments of the Company are non-cancellable. At December 31, 2004, the Company's purchase commitments expire through December 31, 2005. Included in the table below is the total of non-cancellable purchase commitments outstanding as of December 31, 2004.

Future minimum payments for non-cancellable operating leases having a remaining term in excess of one year and outstanding non-cancellable purchase commitments at December 31, 2004 are as follows:

                                Operating Leases      Purchase Commitments
                                ----------------      --------------------
          2005                    $  1,558,000              $829,000
          2006                       1,445,000
          2007                       1,389,000
          2008                       1,329,000
          2009                         768,000
          Thereafter                 1,757,000
                                  ------------
          Total                   $  8,246,000
                                  ============

The Company is not a party to any other significant contractual obligations.

Current Position

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and investments together with cash generated from operations should be sufficient to meet the Company's anticipated operating needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its growth and market penetration efforts. These efforts could have an impact on the Company's working capital, liquidity or capital resources and the Company may raise additional capital to facilitate these efforts.

Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation (Revised
2004)" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This new pronouncement is effective for the Company in the third quarter 2005. As of the required effective date, all entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. Under this method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. The Company is currently assessing the impact this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 effective January 1, 2006. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 effective for its fiscal period beginning after June 15, 2005, and does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated results of operations and financial condition.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments. The Company believes its exposure to such risk is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of auction rate municipal securities. The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada. The Company believes that its exposure to foreign currency risk is minimal. The Company does not participate in the investment of derivative financial instruments.

ITEM 8 - Financial Statements and Supplementary Data

Index to Financial Statements:                                            Page
                                                                          ----
   Report of Independent Registered Public Accounting Firm                 36
   Consolidated Balance Sheets at December 31, 2004 and 2003               38
   Consolidated Statements of Income for the Years Ended
    December 31, 2004, 2003 and 2002                                       39
   Consolidated Statements of Changes in Stockholders' Equity for the
    Years Ended December 31, 2004, 2003 and 2002                           40
   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2004, 2003 and 2002                                       41
   Notes to Consolidated Financial Statements                              42

Index to Financial Statement Schedule:

Schedule II - Valuation and qualifying accounts
   Allowance for doubtful accounts                                         60
   Valuation allowance for note receivable                                 60
   Reserve for inventory obsolescence                                      61

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

We have completed an integrated audit of Performance Technologies, Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Rochester, New York
March 16, 2005

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                      December 31,
                                                2004                2003
                                                ----                ----

Current assets:
   Cash and cash equivalents                 $10,361,000         $12,639,000
   Investments                                15,250,000          16,950,000
   Accounts receivable, net                   10,185,000           7,857,000
   Inventories, net                            6,573,000           5,443,000
   Prepaid income taxes                          771,000
   Prepaid expenses and other assets             801,000             626,000
   Deferred taxes                              3,088,000           1,714,000
                                            -------------       -------------
         Total current assets                 47,029,000          45,229,000

Property, equipment and improvements, net      2,186,000           2,432,000
Software development costs, net                3,653,000           2,597,000
Notes receivable from unconsolidated
 companies, net                                                    1,000,000
Investment in unconsolidated company                                 402,000
Goodwill                                       4,143,000
                                            -------------       -------------
         Total assets                        $57,011,000         $51,660,000
                                            =============       =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $1,476,000          $1,231,000
   Income taxes payable                                            1,760,000
   Accrued expenses                            3,916,000           4,019,000
                                            -------------       -------------
         Total current liabilities             5,392,000           7,010,000

Deferred taxes                                 1,198,000             698,000
                                            -------------       -------------
         Total liabilities                     6,590,000           7,708,000
                                            -------------       -------------

Commitments and contingencies (Note J and Q)

Stockholders' equity:
   Preferred stock - $.01 par value;
     1,000,000 shares authorized; none
     issued
   Common stock - $.01 par value;
     50,000,000 shares authorized;
     13,260,038 shares issued                    133,000             133,000
   Additional paid-in capital                 13,476,000          12,863,000
   Retained earnings                          41,978,000          40,532,000
   Treasury stock - at cost, 482,681
     and 811,049 shares held at
     December 31, 2004 and 2003,
     respectively                             (5,188,000)         (9,536,000)
   Accumulated other comprehensive income
     (loss)                                       22,000             (40,000)
                                            -------------       --------------
         Total stockholders' equity           50,421,000          43,952,000
                                            -------------       --------------
         Total liabilities and
          stockholders' equity               $57,011,000         $51,660,000
                                            =============       ==============

      The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                            Year Ended December 31,
                                       2004           2003            2002
                                       ----           ----            ----

Sales                              $53,489,000    $49,992,000     $27,014,000
Cost of goods sold                  28,027,000     25,293,000      12,846,000
                                  -------------  -------------   -------------
Gross profit                        25,462,000     24,699,000      14,168,000
                                  -------------  -------------   -------------
Operating expenses:
   Selling and marketing             6,403,000      5,881,000       4,385,000
   Research and development         10,243,000      9,493,000       6,914,000
   General and administrative        4,786,000      4,639,000       2,735,000
   Restructuring charges               217,000        118,000         573,000
   In-process research and
    development                        218,000                        366,000
   Class action legal settlement                                      143,000
                                  -------------  -------------   -------------
      Total operating expenses      21,867,000     20,131,000      15,116,000
                                  -------------  -------------   -------------
Income (loss) from operations        3,595,000      4,568,000        (948,000)

Note receivable valuation charge    (3,000,000)
Other income, net                      747,000        522,000         550,000
                                  -------------  -------------   -------------
Income (loss) before income taxes,
 equity in income (loss) of
 unconsolidated company, gain on
 sale of investment and impairment
 of minority interest investment     1,342,000      5,090,000        (398,000)

Income tax (benefit) provision         (87,000)     1,339,000        (819,000)
                                  -------------  -------------   -------------
Income before equity in income
 (loss)of unconsolidated company,
 gain on sale of investment and
 impairment of minority interest
 investment                          1,429,000      3,751,000         421,000

Equity in income (loss) of
 unconsolidated company                182,000       (309,000)        (95,000)

Gain on sale of investment in
 unconsolidated company, net of tax  1,169,000

Impairment of minority interest
 investment                                          (392,000)
                                  -------------  -------------   -------------
      Net income                   $ 2,780,000    $ 3,050,000     $   326,000
                                  =============  =============   =============

Basic earnings per share           $       .22    $       .25     $       .03
                                  =============  =============   =============

Diluted earnings per share         $       .21    $       .24     $       .03
                                  =============  =============   =============

Weighted average number of common
 shares used in basic earnings per
 share                              12,720,301     12,258,575      12,263,351
Potential common shares                498,604        433,624         109,721
                                  -------------  -------------   -------------
Weighted average number of common
 shares used in diluted earnings
 per share                          13,218,905     12,692,199      12,373,072
                                  =============  =============   =============

      The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          Accumulated
                                                       Additional                                            Other
                               Common Stock              Paid-in         Retained        Treasury        Comprehensive
                            Shares        Amount         Capital         Earnings          Stock           Income(Loss)      Total
                         -----------    ----------     ------------     -----------     -------------     ------------- ------------
Balance -
 January 1, 2002         13,260,038      $133,000      $12,698,000      $38,846,000     $(13,284,000)         $(51,000) $38,342,000
Comprehensive income:
 2002 net income                                                            326,000                                         326,000
 Other                                                                                                         (17,000)     (17,000)
Total comprehensive                                                                                                     ------------
 income                                                                                                                     309,000
Exercise of 45,362
 options                                                                   (371,000)         621,000                        250,000
Tax benefit-option plan                                     27,000                                                           27,000
Purchase of treasury
 stock-34,511 shares                                                                        (119,000)                      (119,000)
Balance -                -----------    ----------     ------------     ------------    -------------     ------------- ------------
 December 31, 2002       13,260,038       133,000       12,725,000       38,801,000      (12,782,000)          (68,000)  38,809,000
Comprehensive income:
 2003 net income                                                          3,050,000                                       3,050,000
 Other                                                                                                          28,000       28,000
Total comprehensive                                                                                                     ------------
  income                                                                                                                  3,078,000
Exercise of 258,997
 options                                                                 (1,319,000)       3,440,000                      2,121,000
Restricted stock
 compensation expense                                       67,000                                                           67,000
Tax benefit-option plan                                     71,000                                                           71,000
Purchase of treasury
 stock-56,350 shares                                                                        (194,000)                      (194,000)
Balance -                -----------    ----------     ------------     ------------    -------------     ------------- ------------
 December 31, 2003       13,260,038       133,000       12,863,000       40,532,000       (9,536,000)          (40,000)  43,952,000
Comprehensive income:
 2004 net income                                                          2,780,000                                       2,780,000
 Other                                                                                                          62,000       62,000
Total comprehensive                                                                                                     ------------
 income                                                                                                                   2,842,000
Exercise of 322,729
 options                                                                 (1,334,000)       4,348,000                      3,014,000
Restricted stock
 compensation expense                                       32,000                                                           32,000
Tax benefit-option plan                                    581,000                                                          581,000
                         -----------    ----------     ------------     ------------    -------------     ------------- ------------
Balance -
 December 31, 2004       13,260,038      $133,000      $13,476,000      $41,978,000      $(5,188,000)          $22,000  $50,421,000
                         ===========    ==========     ============     ============    =============     ============= ============



        The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                            2004         2003         2002
                                            ----         ----         ----
Cash flows from operating activities:
  Net income                            $ 2,780,000    $ 3,050,000  $   326,000
  Non-cash adjustments:
     Depreciation and amortization        2,638,000      2,277,000    2,124,000
     Provision for bad debts                 52,000         87,000      200,000
     Note receivable valuation charge     3,000,000
     Reserve for inventory obsolescence     921,000      1,275,000      980,000
     Non-cash restructuring charges                        118,000      209,000
     Restricted stock compensation
      expense                                32,000         67,000
     Deferred taxes                        (874,000)      (196,000)      32,000
     Gain on sale on investment in
      unconsolidated company             (1,504,000)
     In-process research and development    218,000                     366,000
     Equity in (income) loss of
      unconsolidated company               (182,000)       309,000       95,000
     Impairment of minority interest
      investment                                           392,000
     Tax benefit from stock option
      exercises                             581,000         71,000       27,000
  Changes in operating assets and
   liabilities, net of acquisition:
    Accounts receivable                  (1,899,000)    (1,322,000)      80,000
    Inventories                          (1,445,000)    (2,168,000)    (104,000)
    Prepaid expenses and other assets      (171,000)       316,000     (226,000)
    Accounts payable and accrued
     expenses                            (1,007,000)        26,000    1,221,000
    Income taxes payable and prepaid
     income taxes                        (2,531,000)     1,258,000      150,000
                                        ------------  ------------- ------------
       Net cash provided by operating
        activities                          609,000      5,560,000    5,480,000
                                        ------------  ------------- ------------

Cash flows from investing activities:
  Purchases of property, equipment
   and improvements                        (555,000)     (674,000)   (1,110,000)
  Capitalized software development costs (2,189,000)   (1,524,000)   (1,188,000)
  Business acquisition                   (5,294,000)      (33,000)   (3,643,000)
  Purchases of investments              (35,075,000)  (44,150,000) (100,031,000)
  Proceeds from sales of investments     36,775,000    42,956,000    88,375,000
  Proceeds from sale of investment in
   unconsolidated company                 2,087,000       250,000
  Investment in unconsolidated company                               (1,500,000)
  Notes receivable from unconsolidated
   companies                             (1,650,000)                 (1,000,000)
                                        ------------  ------------- ------------
       Net cash used by investing
        activities                       (5,901,000)   (3,175,000)  (20,097,000)
                                        ------------  ------------- ------------

Cash flows from financing activities:
  Exercise of stock options               3,014,000     2,121,000       250,000
  Purchase of treasury stock                             (194,000)     (119,000)
                                        ------------  ------------- ------------
       Net cash provided by financing
        activities                        3,014,000     1,927,000       131,000
                                        ------------  ------------- ------------

       Net (decrease) increase in cash
        and cash equivalents             (2,278,000)    4,312,000   (14,486,000)
Cash and cash equivalents at beginning
 of year                                 12,639,000     8,327,000    22,813,000
                                        ------------  ------------- ------------
Cash and cash equivalents at end of
 year                                   $10,361,000   $12,639,000   $ 8,327,000
                                        ============  ============= ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net of (refunds)     $ 3,084,000   $   161,000   $(1,050,000)
Non-cash financing activity:
Exercise of stock options using 4,881
 shares of common stock                 $    93,000

     The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a supplier of platforms, components and software solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets.

Segment Data, Geographic Information and Significant Customers: The Company operates in one industry segment. Export sales to customers outside North America represented 31%, 21% and 25% of total sales for the years ended December 31, 2004, 2003 and 2002, respectively.

For 2004, 2003, and 2002, four customers accounted for approximately 38%, 48%, and 28%, respectively, of sales. For 2004, the Company had two customers who comprised greater than 10% of sales. These companies were Lucent Technologies, Inc. and UT Starcom, Inc., who accounted for 13% and 11% of 2004 sales, respectively. In 2003, the Company had two customers who comprised greater than 10% of sales. These customers were Andrew Corporation and UT Starcom, Inc., who comprised 17% and 16% of 2003 sales, respectively. For 2002, no single customer represented greater than 10% of sales.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company owns 20% to 50% of the voting stock and exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. In addition, the consolidated financial statements include the operating results of Ziatech Corporation and Mapletree Networks, Inc. from their respective dates of acquisition (Note B). All significant inter-company transactions have been eliminated.

Change in Classifications: In connection with the preparation of this report, the Company concluded that it was appropriate to classify auction rate municipal securities as investments. Previously, such investments were classified as cash equivalents. Accordingly, the Company revised the classification to report these securities as investments on the accompanying Consolidated Balance Sheets as of December 31, 2003. The Company has also recorded corresponding adjustments to the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, to reflect the gross purchases and sales of these securities as investing activities. This change in classification does not affect previously reported cash flows from operations or from financing activities or previously reported net income for any period.

At December 31, 2003, $16,950,000 of auction rate municipal securities were classified as cash equivalents. For the years ended December 31, 2003 and 2002, net cash used by investing activities related to these investments totaled $3,200,000 and $9,650,000, respectively, which was previously included in cash and cash equivalents in the Company's Consolidated Statements of Cash Flows.

Reclassifications were also made to stockholders' equity in 2002 related to the issuance of common stock from treasury.

Foreign Currency Translation: The US dollar is the functional currency of the Company's Canadian subsidiary. Monetary assets and liabilities are remeasured at year-end exchange rates. Non-monetary assets and liabilities are remeasured at historical rates. Revenues, expenses, gains and losses are remeasured using the rates on which those elements were recognized during the period.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable. Investments consist of high quality, interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2004, Lucent Technologies, Inc., comprised 31% of net accounts receivable. As of December 31, 2003, Andrew Corporation comprised 17% of net accounts receivable. As of December 31, 2002, UT Starcom, Inc., represented 23% of net accounts receivable.

Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including investments, accounts receivable and accounts payable approximate fair values at December 31, 2004 and 2003, as the maturity of these instruments are generally short term.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments: Investments consist of auction rate municipal debt securities classified as available-for-sale. These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. All income generated from these investments was recorded as interest income. These investments are on deposit with major financial institutions.

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

Repairs and maintenance costs are expensed as incurred. Asset betterments are capitalized.

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

Shipping and Handling Costs: Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Advertising: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $66,000, $173,000 and $69,000 for 2004, 2003 and 2002, respectively.

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

Income Taxes: The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax credit carryforwards. Deferred income tax expense (benefit) represents the change in net deferred tax asset and liability balances.

Earnings Per Share: Basic earnings per share is computed by dividing net income available by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method. Dilutive earnings per share calculations exclude the effect of approximately 1,305,000, 660,000 and 1,740,000 options for 2004, 2003 and 2002, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock.

Stock-Based Employee Compensation: At December 31, 2004, the Company had stock options outstanding from three stock-based employee compensation plans. The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock options granted. Had compensation cost for the stock options granted been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                 Year Ended December 31,
                                             2004          2003         2002
                                         ------------  ------------ ------------

Net income, as reported                  $ 2,780,000   $ 3,050,000  $   326,000
Add: Restricted stock compensation
 expense                                      32,000        67,000

Deduct: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effects               (2,757,000)   (1,457,000)  (2,285,000)
                                         ------------  ------------ ------------
Pro forma net income (loss)              $    55,000   $ 1,660,000  $(1,959,000)
                                         ============  ============ ============
Earnings (loss) per share:
Basic - as reported                      $       .22   $       .25  $       .03
                                         ============  ============ ============
Basic - pro forma                        $       .00   $       .14  $      (.16)
                                         ============  ============ ============

Diluted - as reported                    $       .21   $       .24  $       .03
                                         ============  ============ ============
Diluted - pro forma                      $       .00   $       .13  $      (.16)
                                         ============  ============ ============


The assumptions regarding the annual vesting of stock options were generally 33% for options granted in 2004 and 2003 and 25% per year for options granted in 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: Dividend yield of 0%; expected volatility of 68% to 69%, 67% and 68%; risk-free interest rates of 2.1% to 3.5%, 2.0% and 3.7%; and expected lives of three years in 2004 and 2003 and four years in 2002. The weighted average fair value of options granted during 2004, 2003 and 2002 was $7.57, $1.96 and $4.17, respectively.

Recent Accounting Pronouncements: In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation (Revised 2004)" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This new pronouncement is effective for the Company in the third quarter 2005. As of the required effective date, all entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. Under this method, compensation cost is recognized for the portion of outstanding stock-based awards for which the requisite service has not yet been rendered. The Company is currently assessing the impact this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 effective January 1, 2006. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 effective for its fiscal period beginning after June 15, 2005, and does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated results of operations and financial condition.

Note B - Acquisitions
---------------------

On October 2, 2002, the Company acquired a portion of Intel Corporation's Communications Platform Group (Ziatech Corporation). The acquisition of all the outstanding shares of Ziatech Corporation (Ziatech) was completed at a cash purchase price of $2,967,000. The results of Ziatech have been included in the consolidated financial statements from the date of acquisition. The Ziatech platform and single board computer products have enabled the Company to provide a more complete solution to its customers.

The purchase price allocation was prepared in accordance with the application of SFAS No. 141, "Business Combinations." Accordingly, the purchase price was allocated to the respective assets and liabilities based upon their estimated fair values at the acquisition date. Following is a summary of the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Inventories, net                                        $ 1,670,000
All other current assets                                  1,343,000
Property, equipment and improvements                        554,000
Acquired in-process research and development                366,000
                                                       -------------
 Total assets acquired                                    3,933,000
                                                       -------------

Current liabilities                                         290,000
Acquisition costs incurred                                  676,000
                                                       -------------
 Total liabilities acquired and acquisition costs           966,000
                                                       -------------

   Purchase price                                       $ 2,967,000
                                                       =============

The value of $366,000 assigned to acquired in-process research and development (IPR&D) was expensed upon acquisition because the technological feasibility of all projects under development had not been established and had no alternative future use. The IPR&D relates to certain single board computer and chassis products for use in embedded systems.

On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers. In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred $418,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." Acquired in-process research and development (IPR&D), which was related to certain voice processing products, amounted to $218,000 and was charged to operations during the first quarter 2004. As a component of the acquisition, the Company acquired certain software development costs. The excess of the purchase price over the fair value of the net assets acquired, which totaled $4,143,000, is included in goodwill on the accompanying Consolidated Balance Sheet and is deductible for tax purposes. Operating results of the acquired group have been included in the Consolidated Statement of Income from the date of acquisition. The products acquired in this acquisition broaden the Company's product offering to its customers.

In connection with the acquisition, the Company agreed to pay an additional $1,625,000 if the operations of the acquired group (operated by the Company on a stand-alone basis) achieved certain milestones ("earn-out"). Based upon the operating results of the acquired group in the second quarter of 2004, the earn-out was terminated. During the fourth quarter of 2004, the Company resolved certain matters related to the acquisition resulting in a payment to the Company of $1,749,000, which represented a partial return of purchase price.

Note C - Investments
--------------------

At December 31, 2004 and 2003, investments consisted of high grade, auction rate municipal securities which the Company has classified as available-for-sale. The following table summarizes the contractual maturities of the available-for-sale securities at December 31, 2004:

         Due in 2 to 5 years                          $ 2,200,000
         Due after 5 years                             13,050,000
                                                     -------------
               Total                                  $15,250,000
                                                     =============

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. All income generated from these investments was recorded as interest income.

Note D - Accounts Receivable, net
---------------------------------

Accounts receivable consisted of the
 following:                                               At December 31,
                                                         2004          2003
                                                    -------------  -------------
Accounts receivable                                  $10,611,000    $ 8,236,000
Less:  allowance for doubtful accounts                  (426,000)      (379,000)
                                                    -------------  -------------
      Net                                            $10,185,000    $ 7,857,000
                                                    =============  =============

Note E - Inventories, net
-------------------------

Inventories consisted of the following:                   At December 31,
                                                         2004          2003
                                                    -------------  -------------
Purchased parts and components                       $ 3,638,000    $ 3,836,000
Work in process                                        3,947,000      3,434,000
Finished goods                                         2,487,000      1,969,000
                                                    -------------  -------------
                                                      10,072,000      9,239,000
Less:  reserve for inventory obsolescence             (3,499,000)    (3,796,000)
                                                    -------------  -------------
      Net                                            $ 6,573,000    $ 5,443,000
                                                    =============  =============

Note F - Property, Equipment and Improvements, net
--------------------------------------------------

Property, equipment and improvements consisted of
 the following:                                           At December 31,
                                                         2004          2003
                                                    -------------  -------------
Land                                                 $   407,000    $   407,000
Engineering equipment and software                     4,815,000      4,487,000
Manufacturing equipment                                2,117,000      2,097,000
Furniture and equipment                                1,627,000      1,572,000
Leasehold improvements                                   341,000        326,000
                                                    -------------  -------------
                                                       9,307,000      8,889,000
Less:  accumulated depreciation and amortization      (7,121,000)    (6,457,000)
                                                    -------------  -------------
      Net                                            $ 2,186,000    $ 2,432,000
                                                    =============  =============

Total depreciation and amortization expense for equipment and improvements for 2004, 2003 and 2002 was $927,000, $1,272,000 and $1,070,000, respectively.

Note G - Investments in Unconsolidated Companies
------------------------------------------------

In September 2002, the Company completed an agreement to invest $1,500,000 for a 47% ownership interest in Momentum Computer, Inc. (Momentum), a developer of specialized single board computer products for the data communications, telecom, military and aerospace markets. The investment was accounted for under the equity method. Accordingly, the Company recorded its investment in Momentum on the Consolidated Balance Sheets as "Investment in unconsolidated company" and its share of Momentum's earnings or loss as "Equity in income (loss) of unconsolidated company" on the Consolidated Statements of Income. The Company also invested $1,000,000 in Momentum in the form of a note receivable. As of December 31, 2003, the interest rate on this loan was 4%.

During 2003, the Company reduced its ownership in Momentum from 47% to 30% when the Company sold a portion of its investment back to the majority stockholder of Momentum for $250,000. Based upon the Company's expectations of Momentum's performance at the time of the investment and its business prospects late in 2003, the Company concluded that an other than temporary impairment of this investment occurred. Based upon this conclusion, the Company recorded an impairment charge of $392,000 on its investment and reduced the carrying value of the investment to the Company's estimate of fair value at December 31, 2003.

During the third quarter 2004, the Company completed the sale of its minority investment in Momentum for $2,087,000 and realized a gain of $1,169,000, after taxes of $335,000. Cash received in the fourth quarter 2004 from the sale amounted to $3,087,000, including the collection of the $1,000,000 note receivable.

Momentum's financial position and results of operations were as follows:

                       For the period
                       from January 1,                       For the period
                      2004 to the date      For the year     from investment
                      of sale(September    ended December  (September 20, 2002
                         30, 2004)            31, 2003     to December 31, 2002)
                      -----------------  ----------------- ---------------------
Statements of Income:
   Net sales             $6,735,000          $3,350,000        $  558,000
   Gross profit           2,409,000           1,377,000           279,000
   Net income (loss)        572,000            (654,000)         (314,000)
   Company's equity in
     income (loss)       $  182,000            (309,000)       $  (95,000)
   Impairment of
    investment                               $ (392,000)

                                        As of September 30,   As of December 31,
                                               2004                 2003
                                         ----------------- --------------------
Balance Sheet:
   Current assets                            $3,338,000        $1,562,000
   Noncurrent assets                            319,000           324,000
   Current liabilities                        1,057,000           414,000
   Long term borrowings                       1,530,000         1,000,000
   Equity                                    $1,069,000        $  472,000

On February 18, 2004, the Company entered into an agreement to invest up to $3,000,000 in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. During 2004, the Company invested $3,000,000 in conjunction with this agreement (including committed funding of $350,000 in January 2005, see Note I). As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3,000,000 as collection of this note is doubtful. The Company has the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal on the note is payable in full to the Company on December 31, 2008.

Note H - Goodwill
-----------------

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually in the fourth quarter and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the goodwill exceeds its implied fair value. The Company utilizes a combination of quoted market prices and discounted cash flow analysis for its impairment tests. See Note B for further discussion.

Note I - Accrued Expenses
-------------------------

Accrued expenses consisted of the following:          At December 31,
                                                  2004             2003
                                             --------------   ---------------
Accrued compensation and related              $ 1,790,000       $ 2,213,000
Accrued professional services                     227,000           379,000
Deferred revenue                                1,019,000           857,000
Accrued restructuring charges                                       146,000
Accrued warranty obligations                      288,000           233,000
InSciTek committed investment                     350,000
Other accrued expenses                            242,000           191,000
                                             --------------   ---------------
      Total                                   $ 3,916,000       $ 4,019,000
                                             ==============   ===============

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for 2004 and 2003 were as follows:


Accrued warranty obligations at December 31, 2002                82,000
Actual warranty experience                                     (231,000)
Warranty provisions                                             382,000
                                                              ---------
Accrued warranty obligations at December 31, 2003               233,000
Actual warranty experience                                     (345,000)
Warranty provisions                                             400,000
                                                              ---------
Accrued warranty obligations at December 31, 2004             $ 288,000
                                                              =========

Note J - Commitments
--------------------

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments for each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company has leased facilities in its other operating locations in North America that expire through 2007.

Future minimum payments for all operating leases having a remaining term in excess of one year at December 31, 2004 are as follows:

                                            Operating Leases
                                            ----------------
          2005                                $ 1,558,000
          2006                                  1,445,000
          2007                                  1,389,000
          2008                                  1,329,000
          2009                                    768,000
          Thereafter                            1,757,000
                                              ------------
          Total                               $ 8,246,000
                                              ============

Rental expense amounted to $1,752,000, $1,730,000 and $1,218,000 for 2004, 2003
and 2002, respectively.

Note K - Stockholders' Equity
-----------------------------

In August 2002, the Board of Directors authorized the repurchase of one million shares of the Company's common stock. The Company repurchased 56,350 shares at a total cost of $194,000 and 34,511 shares at a total cost of $119,000 under this program in 2003 and 2002, respectively. This program expired in April 2003.

Note L - Stock Option Plan
--------------------------
In 1986, the Company established the 1986 Incentive Stock Option Plan. As of January 1, 2001, the stockholders had authorized 3,200,000 shares to be issued pursuant to this Plan. In May 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. The 2001 Stock Option Plan replaced the 1986 plan which expired on December 31, 2001. A total of 276,000 options available for issuance under the 1986 plan were cancelled upon adoption of the 2001 plan. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire five or six years from the date of grant and generally vest over three or four years.

With respect to non-qualified options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to such stock option exercises are credited to additional paid-in capital.

The following table summarizes stock option activity under the plans:

                                     Number      Weighted-Average     Option
                                   of Options     Exercise Price    Price Range
                                   ----------    ---------------- --------------
Outstanding at January 1, 2002     1,818,830         $11.54       $4.83 - $28.75
Granted                              615,250          $7.72       $3.40 -  $8.60
Exercised                            (45,362)         $5.51       $4.83 -  $9.88
Expired                             (242,038)        $12.55       $7.82 - $28.75
                                   ----------
Outstanding at December 31, 2002   2,146,680         $10.46       $3.40 - $28.75
Granted                              630,167          $4.28       $3.44 - $11.40
Exercised                           (258,997)         $8.19       $3.88 - $13.94
Expired                             (268,226)        $10.96       $3.83 - $18.75
                                   ----------
Outstanding at December 31, 2003   2,249,624          $8.93       $3.40 - $28.75
Granted                              589,250         $16.59       $7.25 - $18.13
Exercised                           (322,729)         $9.50       $3.40 - $18.75
Expired                             (116,386)        $15.21       $3.83 - $28.75
                                   ----------
Outstanding at December 31, 2004   2,399,759         $10.39       $3.40 - $28.75
                                   ==========

The following table summarizes information about stock options at December 31, 2004:

                         Options outstanding             Options exercisable
                   -------------------------------------------------------------
                                Weighted   Weighted                  Weighted
                                 average   average                   average
     Range of                  remaining   exercise                  exercise
  exercise price     Options   life (yrs)   price       Options       price
------------------ ----------- ---------- ----------  ----------- --------------
  $3.40 to $5.94      911,805     2.77      $ 4.36       595,729      $ 4.61
  $5.95 to $9.00      393,577     3.22      $ 8.27       221,923      $ 8.11
  $9.01 to $11.40     113,349     2.62      $10.11        94,558      $10.06
 $11.41 to $14.24     321,628     2.05      $13.75       268,510      $13.72
 $14.25 to $28.75     659,400     3.15      $18.40       196,313      $20.49
------------------ ----------- ---------- ----------  ----------- --------------
                    2,399,759     2.84      $10.39     1,377,073      $ 9.59

At December 31, 2004, 1,270,004 options were available for future grant under the two stock option plans.

During 2003, the Board of Directors granted 17,720 shares of restricted stock at prices ranging from $6.89 to $12.54. During 2003, 1,740 shares of restricted stock were terminated, without vesting. In January 2004, 10,524 shares vested and were issued. The remaining shares vest in November 2006. The value of restricted stock is charged to compensation expense over the vesting period of the grant.

Note M - Stockholder Rights Plan
--------------------------------

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

Note N - Income Taxes
---------------------

Pre-tax earnings and the (benefit) provision for income taxes consisted of the following for the years ended December 31, 2004, 2003 and 2002:

                                    2004              2003             2002
                               --------------   ---------------   --------------
Pre-tax earnings (loss):
   United States                 $   946,000       $ 4,583,000      $(1,125,000)
   Outside United States             396,000           507,000          727,000
                               --------------   ---------------   --------------
   Total pre-tax earnings(loss)  $ 1,342,000       $ 5,090,000      $  (398,000)
                               ==============   ===============   ==============

The (benefits) provisions for
 income taxes were as follows:
                                    2004              2003             2002
                               --------------   ---------------   --------------
Current income tax (benefit)
 provision:
   Federal                       $   879,000       $ 1,252,000      $  (827,000)
   State                             146,000           242,000         (102,000)
   Foreign                          (238,000)           41,000           76,000
                               --------------   ---------------   --------------
                                     787,000         1,535,000         (853,000)
Deferred (benefit) provision        (874,000)         (196,000)          34,000
                               --------------   ---------------   --------------
   Total (benefit) provision     $   (87,000)      $ 1,339,000      $  (819,000)
                               ==============   ===============   ==============

Reconciliation of the statutory U.S. federal income tax rate to effective rates is as follows:
                                    2004              2003             2002
                                    ----              ----             ----
Federal income tax at statutory
 rate                               34.0%             34.0%           (34.0)%
State tax provision, net of
 federal benefit                    (3.2)              2.6            (17.0)
Valuation allowance                 10.4
Tax exempt interest                 (5.1)              (.3)           (13.4)
Tax credits                        (14.9)             (2.9)           (90.9)
Foreign sales exemption            (13.6)             (4.0)           (46.8)
Acquired in-process research
 and development                                                       31.3
Resolution of prior year tax
 uncertainties                                        (3.9)           (61.6)
Foreign exchange items             (13.4)
Other                                (.7)               .8             26.6
                                   -------           -------        ---------
   Effective tax rate               (6.5)%            26.3%          (205.8)%
                                   =======           =======        =========

The deferred income tax assets and liabilities consist of the following:

                                                  At December 31,
Assets:                                      2004                 2003
-------                                      ----                 ----
Current:
    Accrued vacation, payroll and
     other accrued expenses             $   336,000          $   349,000
    Inventory obsolescence reserve
     and other inventory related items    1,524,000            1,468,000
    Bad debt and note receivable
     valuation allowances                 1,302,000              133,000
    Other                                   199,000               22,000

Non-current:
    Investment in unconsolidated
     company                                                     297,000
                                       --------------      ----------------
     Total gross deferred tax assets      3,361,000            2,269,000
     Valuation allowance                   (139,000)            (297,000)
                                       --------------      ----------------
     Total net deferred tax assets      $ 3,222,000          $ 1,972,000
                                       --------------      ----------------

Liabilities (non-current)
------------------------
    Capitalized software development
     costs, net                         $(1,169,000)         $  (905,000)
    Investment tax credit                   (51,000)             (51,000)
    Other                                  (112,000)
                                       --------------      ----------------
     Total deferred tax liabilities     $(1,332,000)         $  (956,000)
                                       --------------      ----------------
     Net deferred tax asset             $ 1,890,000          $ 1,016,000
                                       ==============      ================

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:
                                             2004                 2003
                                       --------------      ----------------
Net current deferred tax assets         $ 3,088,000          $ 1,714,000
Net long-term deferred tax liabilities  $ 1,198,000          $   698,000

For 2002, the Company recorded its "Equity in income (loss) of unconsolidated company" net of deferred taxes. No valuation allowance was recorded in 2002. For 2003, the Company recorded an impairment charge related to this investment. The deferred tax asset on the cumulative losses and impairment charge related to this investment equaled $297,000 as of December 31, 2003, which amount was fully offset by the establishment of a valuation allowance of $297,000 in 2003. This investment was sold in 2004 and the valuation allowance was reversed.

In 2004, the Company generated a net operating loss for state income taxes, which expires in 2009. The deferred tax benefit associated with the net operating loss is $139,000, which amount was fully offset by the establishment of a valuation allowance of $139,000 in 2004, as it is more likely than not that the tax benefit of this loss will not be realized. The net decrease in the total valuation allowance in 2004 was $158,000.

As of December 31, 2004, income considered to be permanently reinvested in the Company's Canadian subsidiary amounted to $5,832,000. No deferred taxes have been provided on this income, as the Company does not plan to initiate any action that would require the payment of income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income of controlled foreign corporations by providing an 85% dividends received deduction, subject to certain limitations. The Company is currently evaluating the impact of this provision and is not yet in a position to decide whether, and to what extent, the Company might repatriate foreign earnings. A range of possible amounts to be repatriated and the related income tax effects cannot be reasonably estimated.

The Act also provides for the repeal of the extraterritorial income tax (through reduced benefits in 2005 and 2006, with full repeal effective for 2007) and allows a deduction for qualified domestic production activities (phased in over the years 2005 to 2009 and fully effective in 2010). Pursuant to FASB guidance with respect to the deduction for qualified domestic production activities, the deduction will be treated as a "special deduction" as described in SFAS No. 109 "Accounting for Income Taxes". As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company's tax return.

Note O - Research and Software Development Costs
------------------------------------------------

The Corporation incurred research and software development costs relating to the development of new products as follows:

                                        2004            2003          2002
                                    -------------  -------------  ------------
Gross expenditures for engineering
 and software development           $ 12,432,000   $ 11,027,000   $  8,102,000
Less:  amounts capitalized            (2,189,000)    (1,534,000)    (1,188,000)
                                    -------------  -------------  ------------
   Net charged to operating
    expenses                        $ 10,243,000   $  9,493,000   $  6,914,000
                                    =============  =============  ==============

Software development costs consisted of the following:
                                                          At December 31,
                                                         2004          2003
                                                     ------------  ------------
Capitalized software development costs               $  8,468,000  $  5,701,000
Less:  accumulated amortization                        (4,815,000)   (3,104,000)
                                                     ------------  ------------
   Net                                               $  3,653,000  $  2,597,000
                                                     ============  ============

Amortization of software development costs included in cost of goods sold was $1,711,000, $1,005,000 and $1,068,000 for 2004, 2003 and 2002, respectively.

Note P - Employee Benefit Plans
-------------------------------

For the Company's operations in the United States, the Company's Retirement Savings Plans qualify under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plans were $25,000, $0 and $15,000 for 2004, 2003 and 2002, respectively. In conjunction with its Flexible Benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $34,000, $69,000 and $82,000 for 2004, 2003 and 2002, respectively.

For its operations in Canada, contributions were made in 2004 and 2002 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan amounted to $7,000 and $28,000 for 2004 and 2002, respectively. The Company did not make any matching contributions in 2003.

Note Q - Litigation
-------------------

Following the Company's announcement in May 2000 regarding its preliminary results of operations for the second quarter, several class action lawsuits were filed in the United States District Court for the Western District of New York against the Company, as well as several of its officers and directors, alleging violations of federal securities laws. In September 2002, the Company announced it had signed a Memorandum of Understanding for the settlement of the class action litigation. The Company recorded a charge of $143,000 in the third quarter of 2002 in connection with the litigation. During 2003, the settlement agreement was accepted and approved by the Court and the settlement was paid by the Company.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Note R - Transactions with Related Parties
------------------------------------------

Prior to the Company relocating to its current corporate headquarters and manufacturing facility in April 2002, the Company leased its primary facility in Rochester, New York from an entity controlled by two directors of the Company. During 2002, the Company paid rent of $117,000 for the use of this location. This lease expired in April 2002.

Note S - Restructuring Programs
-------------------------------

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

The initial restructuring charge recorded in 2002 for lease commitments included certain estimates for expected future sublease receipts. Due to market conditions in the Raleigh, North Carolina area, the Company recorded an incremental restructuring charge of $118,000 in 2003, which related to a revised estimate of the sublease receipts expected through the remaining term of this lease. During 2004, the Company paid its remaining lease obligation and the lease was terminated. A summary of the activity with respect to the restructuring charges is as follows:

                                 Severance
                                and related        Leasehold
                                   costs          commitments        Total
                               -------------     -------------    -----------
Balance at January 1, 2003       $  9,000          $ 154,000       $ 163,000
2003 utilization                   (9,000)          (126,000)       (135,000)
2003 incremental charge                              118,000         118,000
                               -------------     -------------    -----------
Balance at December 31, 2003                         146,000         146,000
2004 utilization                                    (146,000)       (146,000)
                               -------------     -------------    -----------
Balance at December 31, 2004
                               =============     =============    ===========

During 2004, the Company began formulating actions and taking steps to reduce annualized expenses by approximately $2.0 million. These steps include the integration of the Voice Technology Group sales and administrative groups into other corporate operations. During 2004, the Company incurred $217,000 of expense related to these actions. All of these expenses were paid as of December 31, 2004. See Note V for further discussion.

Note T - Product Revenue
------------------------

The following table represents the Company's total sales for 2004, 2003 and 2002 classified by product category:

                                  2004               2003               2002
                             -------------      --------------     -------------

Communications products       $24,461,000         $26,081,000       $18,826,000
Computing products             18,063,000          18,306,000         5,024,000
IPnexus switching products     10,254,000           4,997,000         2,383,000
Other products                    711,000             608,000           781,000
                             -------------      --------------     -------------
   Total                      $53,489,000         $49,992,000       $27,014,000
                             =============      ==============     =============

During 2004, Lucent Technologies, Inc. purchased IPnexus switching products and UT Starcom, Inc. purchased computing products.

During 2003, Andrew Corporation purchased communications products and IPnexus switching products and UT Starcom, Inc. purchased computing products.

Note U - Quarterly Results (unaudited)
--------------------------------------

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2004 and 2003:


                               -------------------------------------------------
                                                   2004
                               -------------------------------------------------
                                      (in thousands, except per share data)
                                 Mar. 31     Jun. 30      Sep. 30      Dec. 31
                               ----------- -----------  -----------  -----------
Sales                           $ 15,566    $ 13,273     $ 11,560     $ 13,089
Gross profit                       7,978       6,620        4,952        5,911
In-process research and
 development                        (218)
Restructuring charge                                          (12)        (205)
Income (loss) from operations      2,198       1,228          (19)         188
Gain on sale of investment                                  1,169
Note receivable valuation charge                                         (3,000)
Net income (loss)                  1,557       1,031        1,371        (1,179)

Basic earnings (loss) per share $    .12    $    .08     $    .11     $    (.09)
                               =========== ===========  ===========  ===========
Diluted earnings (loss) per
 share                          $    .11    $    .08     $    .11     $    (.09)
                               =========== ===========  ===========  ===========

                               -------------------------------------------------
                                                   2003
                               -------------------------------------------------
                                      (in thousands, except per share data)
                                 Mar. 31     Jun. 30      Sep. 30       Dec. 31
                               ----------  -----------  -----------  -----------
Sales                           $ 11,039    $ 12,636     $ 13,060     $  13,257
Gross profit                       5,003       6,126        6,544         7,026
Restructuring charge                                                       (118)
Income from operations               271       1,010        1,349         1,938
Impairment of investment                                                   (392)
Net income                           257         704          955         1,134

Basic earnings per share        $    .02    $    .06     $    .08     $     .09
                               =========== ===========  ===========  ===========
Diluted earnings per share      $    .02    $    .06     $    .07     $     .09
                               =========== ===========  ===========  ===========

Earnings per share is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

Note V - Subsequent Event
-------------------------

On February 7, 2005, the Company finalized its plan to relocate the manufacturing of products from its facility in San Luis Obispo, California, to its corporate headquarters in Rochester, New York. In connection with this plan, the Company expects to incur severance and personnel related costs in the range of $50,000 to $350,000 during 2005. This transition is expected to be completed by September 30, 2005. The Company does not expect to incur any material costs related to this relocation subsequent to September 30, 2005.


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

   b.    Internal Control Over Financial Reporting

         a.   Management's Report on Internal Control Over Financial Reporting

              Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for its assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that
              (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

              Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

              Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8.


   c.    Changes in Internal Control Over Financial Reporting

         There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - Other Information

On February 7, 2005, the Company finalized its plan to relocate the manufacturing of products from its facility in San Luis Obispo, California, to its corporate headquarters in Rochester, New York. In connection with this plan, the Company expects to incur severance and personnel related costs in the range of $50,000 to $350,000 during 2005. This transition is expected to be completed by September 30, 2005. The Company does not expect to incur any material costs related to this relocation subsequent to September 30, 2005.

PART III

Except as provided in Item 12 below, the information required by Part III, Items 10 - 14, is omitted from this Report and presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on June 2, 2005, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant

The sections entitled "Election of Directors" and "Executive Officers" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 2, 2005, set forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 2, 2005, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 2, 2005, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

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


The table below provides certain information regarding the Company's equity compensation plan:

                                  Equity Compensation Plan Information
                                  (a)              (b)                (c)
                               Number of
                            securities to be
                               issued upon    Weighted average     Number of
                              exercise of     exercise price of    securities
                              outstanding        outstanding        remaining
                              options and        options and      available for
      Plan Category        restricted shares  restricted shares  future issuance
                           -----------------  -----------------  ---------------
Equity compensation plans
   approved by security
   holders                     2,405,215           $10.39           1,270,004

Equity compensation plans
   not approved by security
   holders
                           -----------------  -----------------  ---------------
     Total                     2,405,215           $10.39           1,270,004
                           =================  =================  ===============

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships and Related Transactions

The section entitled "Certain Relationships and Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 2, 2005, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on June 2, 2005, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(1)      Financial Statements
         The financial statements filed as part of this report are included in the response to Item 8 of Part II of this 10-K report.

(2)      Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         Allowance for Doubtful Accounts


                                             Additions   Deductions
                               Balance at   ----------   ----------   Balance at
                               beginning    charged to     amounts     end of
                               of period     earnings    written off   period
                               ----------- ------------ ------------- ---------
Year Ended December 31, 2004
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable

Allowance for doubtful accounts $379,000     $ 52,000     $  5,000     $426,000
                               =========== ============ ============= ==========

Year Ended December 31, 2003
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable

Allowance for doubtful accounts $301,000     $ 87,000     $  9,000     $379,000
                               =========== ============ ============= ==========

Year Ended December 31, 2002
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable

Allowance for doubtful accounts $284,000     $200,000     $183,000     $301,000
                               =========== ============ ============= ==========


         Valuation Allowance for Note Receivable


                                             Additions   Deductions
                               Balance at   ----------   -----------  Balance at
                               beginning    charged to     amounts      end of
                               of period     earnings    written off    period
                               ----------- ------------ ------------- ----------
Year Ended December 31, 2004
Deducted in the Consolidated
 Balance Sheet from Note
 Receivable
Valuation Allowance for Note
 Receivable                    $3,000,000                $3,000,000
                               =========== ============ ============= ==========

         Reserve for Inventory Obsolescence

                                         Additions       Deductions
                         Balance at -------------------  -----------  Balance at
                         beginning  charged to            amounts      end of
                         of period   earnings  other (1) written off    period
                         ---------- ---------- --------- -----------  ----------

Year ended December 31,
 2004 Deducted in the
 Consolidated Balance
 Sheet from Inventories

   Reserve for inventory
    obsolescence         $3,796,000 $  921,000 $          $1,218,000  $3,499,000
                         ========== ========== ========== =========== ==========
Year ended December 31,
 2003 Deducted in the
 Consolidated Balance
 Sheet from Inventories

   Reserve for inventory
    obsolescence         $3,551,000 $1,275,000 $          $1,030,000  $3,796,000
                         ========== ========== ========== =========== ==========

Year ended December 31,
 2002 Deducted in the
 Consolidated Balance
 Sheet from Inventories

   Reserve for inventory
    obsolescence         $  819,000 $  980,000 $2,916,000 $1,164,000  $3,551,000
                         ========== ========== ========== =========== ==========


(1) The value assigned to the reserve for inventory obsolescence at October 2, 2002 for the inventory associated with the Ziatech acquisition.

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)      Exhibits
Exhibit        Ref.
Number         Number        Description
--------------------------------------------------------------------------------
2.1            (8)           Stock Purchase Agreement between Intel Corporation
                                and the Registrant, dated as of September 12,
                                2002
2.2            (10)          Asset  Purchase  Agreement  by  and  among
                                Mapletree  Networks,  Inc.,  Performance
                                Technologies, Incorporated and PTI Massachusetts Corporation, dated as of January 12, 2004
3.1            (1)           Restated Certificate of Incorporation
3.2            (3)           Certificate of Amendment
3.3            (1)           Amended By-laws
4.1            (1)           Form of Common Stock Certificate
4.2            (1)           Amended and Restated 1986 Incentive Stock Option
                                Plan
4.4            (4)           February 2000 Amendment to Amended and Restated
                                1986 Incentive Stock Option Plan
4.5            (5)           Rights Agreement
4.6            (6)           2001 Incentive Stock Option Plan
4.7            (9)           2003 Omnibus Incentive Plan
10             (1)           Material Contracts
10.16          (1)           License Agreement between the Registrant and Spider
                                Systems Limited dated March 18, 1992
10.28          (1)           Adoption  Agreement between the Registrant and
                                Principal Mutual Life Insurance Company dated September 20, 1993
10.29          (1)           The Principal Financial Group Prototype Basic
                                Savings Plan dated May 7, 1990
10.30          (1)           Form of Stock Option Agreement
10.32          (2)           Share Acquisition  Agreement between  Registrant
                                and MicroLegend Telecom Systems, Inc. as of December 2, 1999
10.33          (2)           Amendment to Share Acquisition  Agreement between
                                Registrant and MicroLegend Telecom Systems, Inc. as of December 10, 1999
10.33a         (7)           Lease Agreement dated as of May 19, 2001 between
                                the Registrant and Christa PT, LLC
10.33b         (7)           First Amendment to Lease dated as of July 19, 2001
                                between the Registrant and Christa PT, LLC
10.33c         (7)           Second Amendment to Lease dated as of July 31, 2001
                                between the Registrant and Christa PT, LLC
21             (*)           Subsidiaries
23.1           (*)           Consent of PricewaterhouseCoopers LLP
31.1           (*)           Certification of Chief Executive Officer
31.2           (*)           Certification of Chief Financial Officer
32.1           (*)           Section 1350 Certification
--------------------------------------------------------------------------------
(1)    Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration  No. 33-99684).
(2)    Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed January 28, 2000 (Registration  No. 333-94371).
(3) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(4)    Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 21, 2000 (Registration  No. 333-39834).
(5)    Incorporated  by reference to the Registrant's Registration Statement on Form 8-A filed November 8, 2000 (Registration  No. 000-27460).
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(7) Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2001.
(8)    Incorporated by reference to the Current Report on Form 8-K filed
       October 17, 2002.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(10) Incorporated by reference to the Current Report on Form 8-K/A filed February 3, 2004.
(*)    Filed with this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERFORMANCE TECHNOLOGIES, INCORPORATED

Date:  March 16, 2005                       By:/s/ DONALD L. TURRELL
                                            ------------------------
                                                   Donald L. Turrell
                                                   President and
                                                   Chief Executive Officer

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

    Signature                            Title                        Date


/s/JOHN M. SLUSSER             Chairman of the Board              March 16, 2005
------------------
John M. Slusser

/s/DONALD L. TURRELL           President, Chief Executive         March 16, 2005
--------------------           Officer and Director
Donald L. Turrell

/s/DORRANCE W. LAMB            Chief Financial Officer and        March 16, 2005
-------------------            Vice President of Finance
Dorrance W. Lamb

/s/BERNARD KOZEL               Director                           March 16, 2005
----------------
Bernard Kozel

/s/CHARLES E. MAGINNESS        Director                           March 16, 2005
-----------------------
Charles E. Maginness

/s/STUART B. MEISENZAHL        Director                           March 16, 2005
-----------------------
Stuart B. Meisenzahl

/s/ROBERT L. TILLMAN           Director                           March 16, 2005
--------------------
Robert L. Tillman

/s/E. MARK RAJKOWSKI           Director                           March 16, 2005
--------------------
E. Mark Rajkowski

                                                                      Exhibit 21

                                  Subsidiaries

3688283 Canada, Inc., a Canada Corporation wholly owned by Performance Technologies, Incorporated

PerfTech (PTI) Canada Corporation (formerly MicroLegend Telecom Systems, Inc.), a Canadian corporation wholly owned by 3688283 Canada, Inc.

PTI California Corporation (formerly Ziatech Corporation), a California Corporation wholly owned by Performance Technologies, Incorporated

PTI Massachusetts Corporation, a Delaware Corporation wholly owned by Performance Technologies, Incorporated

                                                                    Exhibit 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-32421, 333-39834, 333-89636 and 333-113330) of
Performance Technologies, Inc. of our report dated March 16, 2005 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 16, 2005

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

               c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: March 16, 2005                         By:/s/   Donald L. Turrell
                                             --------------------------------
                                                      Donald L. Turrell
                                                      Chief Executive Officer

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

               c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 16, 2005                         By:/s/   Dorrance W. Lamb
                                             -----------------------------
                                                      Dorrance W. Lamb
                                                      Chief Financial Officer

                                                                    Exhibit 32.1



                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 16, 2005                    By:/s/   Donald L. Turrell
                                         ------------------------------
                                                  Donald L. Turrell
                                                  President and Chief
                                                  Executive Officer

Date:  March 16, 2005                    By:/s/   Dorrance W. Lamb
                                         ------------------------------
                                                  Dorrance W. Lamb
                                                  Chief Financial Officer and
                                                  Vice President of Finance