Form 10-K/A
period 2004-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2005-03-17
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the Fiscal Year Ended December 31, 2004
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                     For the transition period from     to
                         Commission File Number 0-27460

                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)
                              --------------------
               Delaware                                       16-1158413
      (State or other jurisdiction                         (I.R.S. Employer
           of incorporation)                              Identification No.)

205 Indigo Creek Drive, Rochester, New York                     14626
 (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code: (585) 256-0200
                              --------------------
         Securities registered pursuant to section 12(b) of the Act:
                                      NONE
                              --------------------
         Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, par value $.01 per share
                                (Title of Class)

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

                       Documents Incorporated by Reference
The information called for by Items 10-14 of Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 2, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.
--------------------------------------------------------------------------------

                                Explanatory Note

The registrant is filing this Amendment No.1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 16, 2005, to re-file the Financial Statement Schedule required under Part IV, Item 15, as the original filing inadvertently presented the 2004 activity of the valuation allowance for note receivable incorrectly. Part IV,
Item 15, is amended as follows:

PART IV
-------

ITEM 15 - Exhibits and Financial Statement Schedule


(2)      Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         Allowance for Doubtful Accounts

                                           Additions    Deductions
                             Balance at  ------------  -------------  Balance at
                             beginning    charged to      amounts       end of
                             of period     earnings     written off     period
                            ------------ ------------  ------------- -----------
Year Ended December 31, 2004
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable

 Allowance for doubtful
  accounts                     $379,000     $ 52,000       $  5,000    $426,000
                            ============ ============  ============= ===========

Year Ended December 31, 2003
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable

 Allowance for doubtful
 accounts                      $301,000     $ 87,000       $  9,000    $379,000
                            ============ ============  ============= ===========

Year Ended December 31, 2002
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable

 Allowance for doubtful
 accounts                      $284,000     $200,000       $183,000    $301,000
                            ============ ============  ============= ===========


         Valuation Allowance for Note Receivable

                                           Additions    Deductions
                             Balance at  ------------  -------------  Balance at
                             beginning     charged to     amounts       end of
                             of period      earnings    written off     period
                            ------------ ------------  ------------- -----------
Year Ended December 31, 2004
Deducted in the Consolidated
 Balance Sheet from Note
 Receivable

 Valuation Allowance for
 Note Receivable                          $3,000,000                  $3,000,000
                            ============ ============  ============= ===========

         Reserve for Inventory Obsolescence

                                          Additions       Deductions
                        Balance at --------------------- ------------ Balance at
                        Beginning  charged to               amounts     end of
                        of period   earnings   other (1)  written off   period
                        ---------- ---------- ---------- ------------ ----------

Year ended
 December 31, 2004
Deducted in the
 Consolidated Balance
 Sheet from Inventories

 Reserve for inventory
  obsolescence          $3,796,000 $  921,000 $            $1,218,000 $3,499,000
                        ========== ========== ========== ============ ==========

Year ended
 December 31, 2003
Deducted in the
 Consolidated Balance
 Sheet from Inventories

 Reserve for inventory
 obsolescence           $3,551,000 $1,275,000 $            $1,030,000 $3,796,000
                        ========== ========== ========== ============ ==========

Year ended
 December 31, 2002
Deducted in the
 Consolidated Balance
 Sheet from Inventories

 Reserve for inventory
 obsolescence           $  819,000 $  980,000 $2,916,000   $1,164,000 $3,551,000
                        ========== ========== ========== ============ ==========

 (1) The value assigned to the reserve for inventory obsolescence at October 2, 2002 for the inventory associated with the Ziatech acquisition.

There were no other financial statement schedules required to be filed.

(3)      Exhibits

Exhibit  Ref.
Number   Number  Description
--------------------------------------------------------------------------------
2.1      (8)     Stock Purchase Agreement between Intel Corporation and the
                    Registrant, dated as of September 12, 2002.
2.2      (10)    Asset Purchase Agreement by and among Mapletree Networks, Inc.,
                    Performance Technologies, Incorporated and PTI Massachusetts Corporation, dated as of January 12, 2004
3.1      (1)     Restated Certificate of Incorporation
3.2      (3)     Certificate of Amendment
3.3      (1)     Amended By-laws
4.1      (1)     Form of Common Stock Certificate
4.2      (1)     Amended and Restated 1986 Incentive Stock Option Plan
4.4      (4)     February 2000 Amendment to Amended and Restated 1986 Incentive
                    Stock Option Plan
4.5      (5)     Rights Agreement
4.6      (6)     2001 Incentive Stock Option Plan
4.7      (9)     2003 Omnibus Incentive Plan
10       (1)     Material Contracts
10.16    (1)     License Agreement between the Registrant and Spider Systems
                    Limited dated March 18, 1992
10.28    (1)     Adoption Agreement between the Registrant and Principal Mutual
                    Life Insurance Company dated September 20, 1993
10.29    (1)     The Principal Financial Group Prototype Basic Savings Plan
                    dated May 7, 1990
10.30    (1)     Form of Stock Option Agreement
10.32    (2)     Share Acquisition Agreement between Registrant and MicroLegend
                    Telecom Systems, Inc.as of December 2, 1999
10.33    (2)     Amendment to Share Acquisition Agreement between Registrant and
                    MicroLegend Telecom Systems, Inc. as of December 10, 1999
10.33a   (7)     Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC
10.33b   (7)     First Amendment to Lease dated as of July 19, 2001 between the
                    Registrant and Christa PT, LLC
10.33c   (7)     Second Amendment to Lease dated as of July 31, 2001 between the
                    Registrant and Christa PT, LLC
21       (11)    Subsidiaries
23.1     (11)    Consent of PricewaterhouseCoopers LLP
31.1     (*)     Certification of Chief Executive Officer
31.2     (*)     Certification of Chief Financial Officer
32.1     (*)     Section 1350 Certification
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed January 28, 2000 (Registration No. 333-94371).
(3) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(5) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed November 8, 2000 (Registration No. 000-27460).
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(7) Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2001.
(8)    Incorporated by reference to the Current Report on Form 8-K filed
       October 17, 2002.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(10) Incorporated by reference to the Current Report on Form 8-K/A filed February 3, 2004.
(11)   Filed with Form 10-K on March 16, 2005.
(*)    Filed with this Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PERFORMANCE TECHNOLOGIES, INCORPORATED

Date:  March 17, 2005                         By:/s/ DONALD L. TURRELL
                                              ------------------------
                                                     Donald L. Turrell
                                                     President and
                                                     Chief Executive Officer

                                              By:/s/ DORRANCE W. LAMB
                                              ------------------------
                                                     Dorrance W. Lamb
                                                     Chief Financial Officer and
                                                     Vice President of Finance

                                                                    Exhibit 31.1
                    Certification of Chief Executive Officer

I, Donald L. Turrell certify that:

      1. I have reviewed this report on Form 10-K/A of Performance Technologies, Incorporated;

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



Date: March 17, 2005                          By:/s/   Donald L. Turrell
                                              --------------------------
                                                       Donald L. Turrell
                                                       Chief Executive Officer

                                                                    Exhibit 31.2
                    Certification of Chief Financial Officer

I, Dorrance W. Lamb, certify that:

      1. I have reviewed this report on Form 10-K/A of Performance Technologies, Incorporated;

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


Date: March 17, 2005                          By:/s/   Dorrance W. Lamb
                                              -------------------------
                                                       Dorrance W. Lamb
                                                       Chief Financial Officer

                                                                    Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) this Form 10-K/A, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 17, 2005                  By:/s/    Donald L. Turrell
                                       -----------------------------
                                                 Donald L. Turrell
                                                 President and Chief
                                                 Executive Officer

Date:  March 17, 2005                  By:/s/    Dorrance W. Lamb
                                       -----------------------------
                                                 Dorrance W. Lamb
                                                 Chief Financial Officer and
                                                 Vice President of Finance