Form 10-Q
period 2005-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2005-05-10
CIK 1003950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Quarter Ended March 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from    to
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


                               -----------------

       Registrant's telephone number, including area code: (585) 256-0200

                               -----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

         The number of shares outstanding of the registrant's common stock was 12,866,159 as of April 29, 2004.
--------------------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 2005 (unaudited)
           and December 31, 2004                                              3

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2005 and 2004 (unaudited)                          4

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2005 and 2004 (unaudited)                   5

           Notes to Consolidated Financial Statements for the Three
           Months Ended March 31, 2005 (unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4.  Controls and Procedures                                             20

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                            20

Signatures                                                                   21

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                            March 31,            December 31,
                                              2005                   2004
                                       ------------------     ------------------
                                          (unaudited)

Current assets:
  Cash and cash equivalents                $13,862,000            $10,361,000
  Investments                               13,400,000             15,250,000
  Accounts receivable, net                  11,215,000             10,185,000
  Inventories, net                           6,219,000              6,573,000
  Prepaid income taxes                         514,000                771,000
  Prepaid expenses and other assets            549,000                801,000
  Deferred taxes                             3,089,000              3,088,000
                                       ------------------     ------------------
       Total current assets                 48,848,000             47,029,000

Property, equipment and
 improvements, net                           2,034,000              2,186,000
Software development costs, net              3,903,000              3,653,000
Goodwill                                     4,143,000              4,143,000
                                       ------------------     ------------------
       Total assets                        $58,928,000            $57,011,000
                                       ==================     ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $ 1,543,000            $ 1,476,000
  Accrued expenses                           4,278,000              3,916,000
                                       ------------------     ------------------
       Total current liabilities             5,821,000              5,392,000

Deferred taxes                               1,200,000              1,198,000
                                       ------------------     ------------------
       Total liabilities                     7,021,000              6,590,000
                                       ------------------     ------------------

Stockholders' equity:
  Preferred stock - $.01 par value;
    1,000,000 shares authorized;
    none issued
  Common stock - $.01 par value;
    50,000,000 shares authorized;
    13,260,038 shares issued                   133,000                133,000
  Additional paid-in capital                13,625,000             13,476,000
  Retained earnings                         42,287,000             41,978,000
  Treasury stock - at cost; 407,359
    and 482,681 shares held at March
    31, 2005 and December 31, 2004,
    respectively                            (4,138,000)            (5,188,000)
  Accumulated other comprehensive
    income                                                             22,000
                                       ------------------     ------------------
       Total stockholders' equity           51,907,000             50,421,000
                                       ------------------     ------------------
       Total liabilities and
       stockholders' equity                $58,928,000            $57,011,000
                                       ==================     ==================


       The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   2005               2004
                                              ----------------   ---------------

        Sales                                   $13,157,000        $15,566,000
        Cost of goods sold                        6,462,000          7,588,000
                                              ----------------   ---------------
        Gross profit                              6,695,000          7,978,000
                                              ----------------   ---------------

        Operating expenses:
           Selling and marketing                  1,477,000          1,628,000
           Research and development               2,545,000          2,591,000
           General and administrative             1,433,000          1,343,000
           Restructuring charges                     57,000
           In-process research and development                         218,000
                                              ----------------   ---------------
                Total operating expenses          5,512,000          5,780,000
                                              ----------------   ---------------
        Income from operations                    1,183,000          2,198,000

        Other income, net                           295,000            138,000
                                              ----------------   ---------------
        Income before income taxes and equity
           in income of unconsolidated company    1,478,000          2,336,000

        Income tax provision                        429,000            791,000
                                              ----------------   ---------------
        Income before equity in income of
           unconsolidated company                 1,049,000          1,545,000

        Equity in income of unconsolidated
           company                                                      12,000

                                              ----------------   ---------------
                Net income                      $ 1,049,000        $ 1,557,000
                                              ================   ===============

        Basic earnings per share                $       .08        $       .12
                                              ================   ===============

        Diluted earnings per share              $       .08        $       .11
                                              ================   ===============

        Weighted average number of common
           shares used in basic earnings per
           share                                 12,809,320         12,605,967
        Potential common shares                     406,540          1,030,775
        Weighted average number of common
           shares used in diluted earnings    ----------------   ---------------
           per share                             13,215,860         13,636,742
                                              ================   ===============


       The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                   2005               2004
                                              ----------------   ---------------

Cash flows from operating activities:
 Net income                                     $ 1,049,000        $ 1,557,000
 Non-cash adjustments:
    Depreciation and amortization                   572,000            759,000
    Reserve for inventory obsolescence              444,000            180,000
    Tax benefit from stock option exercises         143,000
    In-process research and development                                218,000
    Equity in income of unconsolidated company                         (12,000)
    Other                                            16,000             35,000
Changes in operating assets and liabilities,
 net of effects of acquisition:
    Accounts receivable                          (1,043,000)        (2,137,000)
    Inventories                                     (90,000)           (75,000)
    Prepaid expenses and other assets               521,000            158,000
    Accounts payable and accrued expenses           422,000             95,000
    Income taxes payable                                                74,000
                                              ----------------   ---------------
      Net cash provided by operating
      activities                                  2,034,000            852,000
                                              ----------------   ---------------

Cash flows from investing activities:
 Purchases of property, equipment and
  improvements                                      (77,000)           (95,000)
 Capitalized software development costs            (616,000)          (520,000)
 Purchases of investments                        (7,225,000)       (15,850,000)
 Proceeds from sales of investments               9,075,000         17,925,000
 Loan to unconsolidated company                                     (1,300,000)
 Business acquisition                                               (7,044,000)
                                              ----------------   ---------------
      Net cash provided (used) by investing
      activities                                  1,157,000         (6,884,000)
                                              ----------------   ---------------

Cash flows from financing activities:
 Proceeds from exercise of stock options            310,000          2,603,000
                                              ----------------   ---------------
      Net cash provided by financing
      activities                                    310,000          2,603,000
                                              ----------------   ---------------

      Net increase (decrease) in cash and cash
      equivalents                                 3,501,000         (3,429,000)

Cash and cash equivalents at beginning of
period                                           10,361,000         12,639,000
                                              ----------------   ---------------
Cash and cash equivalents at end of period      $13,862,000        $ 9,210,000
                                              ================   ===============


         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                   (unaudited)

Note A - Basis of Presentation
         ---------------------

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2004, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B - Stock-Based Compensation and Earnings Per Share
         -----------------------------------------------

At March 31, 2005, the Company had stock options outstanding under three stock option plans. The Company accounts for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost has been recognized in net income for the stock option plans. On March 25, 2005, the Company accelerated the vesting of 408,285 stock options whose exercise prices were greater than $15.11 to be fully vested on that date. As a result of the acceleration, the Company expects to reduce its exposure to the effects of SFAS No. 123 (Revised), "Share-Based Payment." Had compensation cost for the stock option awards under the plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and earnings (loss) per share would have been as follows:

                                                Three Months Ended March 31,
                                                   2005               2004
                                              ----------------   ---------------

Net income, as reported                         $ 1,049,000        $ 1,557,000
Add: Restricted stock compensation expense,
  net of tax                                          4,000             15,000

Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects         (2,137,000)          (459,000)
                                              ----------------   ---------------
Pro forma net (loss) income                     $(1,084,000)       $ 1,113,000
                                              ================   ===============

Earnings (loss) per share:
Basic - as reported                             $       .08        $       .12
                                              ================   ===============
Basic - pro forma                               $      (.08)       $       .09
                                              ================   ===============

Diluted - as reported                           $       .08        $       .11
                                              ================   ===============
Diluted - pro forma                             $      (.08)       $       .08
                                              ================   ===============

There were no stock options granted during the first three months of 2005. The assumption for vesting of stock options granted in 2004 was generally 33% per year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: Dividend yield of 0%; expected volatility of 68% to 69%, risk-free interest rate of 2.1% to 3.5%, and expected lives of three years.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 958,000 and 166,000 options for the three months ended March 31, 2005 and 2004, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

During the three months ended March 31, 2005, 75,322 common shares were issued upon exercise of stock options.

Note C - Acquisition
         -----------

On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers. The products acquired in this acquisition broaden the Company's product offering to its customers. In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred $418,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." Acquired in-process research and development (IPR&D), which was related to certain voice processing products, amounted to $218,000 and was charged to operations during the first quarter 2004. During the fourth quarter of 2004, the Company resolved certain matters related to the acquisition resulting in a payment to the Company of $1,749,000, which represented a partial return of purchase price and was recorded as a reduction of goodwill. Operating results of the acquired group have been included in the Consolidated Statement of Income from the date of acquisition.

Note D - Inventories, net
         ----------------

Inventories consisted of the following:
                                                  March 31,        December 31,
                                                    2005               2004
                                              ----------------   ---------------

Purchased parts and components                  $ 4,201,000        $ 3,638,000
Work in process                                   3,883,000          3,947,000
Finished goods                                    1,766,000          2,487,000
                                              ----------------   ---------------
                                                  9,850,000         10,072,000
Less: reserve for inventory obsolescence         (3,631,000)        (3,499,000)
                                              ----------------   ---------------
   Net                                          $ 6,219,000        $ 6,573,000
                                              ================   ===============

Note E - Investments
         -----------

In connection with the preparation of the Company's Annual Report on Form 10-K for 2004, the Company concluded that it was appropriate to classify auction rate municipal securities as investments. Previously, such investments were classified as cash equivalents. Accordingly, the Company revised the classification to report these securities as investments on the Consolidated Balance Sheets as of December 31, 2004. The Company recorded corresponding reclassifications in the accompanying Consolidated Statements of Cash Flows for the three months ended March 31, 2004, to reflect the gross purchases and sales of these securities as investing activities. This change in classification did not affect previously reported cash flows from operations or from financing activities or previously reported net income for any period.

For the three months ended March 31, 2004, net cash provided by investing activities related to these investments totaled $2,075,000, which was previously included in cash and cash equivalents in the Company's Consolidated Statements of Cash Flows.

At March 31, 2005, investments consisted of high grade, auction rate municipal securities which the Company has classified as available-for-sale. The contractual maturities of the available-for-sale securities at March 31, 2005 all exceeded five years.

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and, despite the long-term nature of their stated contractual maturities, the Company has historically had the ability to quickly liquidate these securities. All income generated from these investments was recorded as interest income.

Note F - Warranty Obligations
         --------------------

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for the first quarter 2005 were as follows:

     Accrued warranty obligations at December 31, 2004     $  288,000
     Actual warranty experience                               (25,000)
     Warranty provisions                                       32,000
                                                           -----------
     Accrued warranty obligations at March 31, 2005        $  295,000
                                                           ===========

Note G - Investment in Unconsolidated Company
         ------------------------------------

On February 18, 2004, the Company entered into an agreement to invest up to $3,000,000 in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. During 2004, the Company invested $3,000,000 in conjunction with this agreement. As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3,000,000 as collection of this note was doubtful. The Company has the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal on the note is payable in full to the Company on December 31, 2008.

Note H - Recently Issued Accounting Pronouncements
         -----------------------------------------

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation (Revised
2004)" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The effective date of this statement was extended by the Securities and Exchange Commission and will be effective for the Company beginning January 1, 2006. As of the required effective date, all entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. An alternative method of application is available under SFAS No. 123R. Under the modified version of prospective application compensation cost is recognized for the portion of outstanding stock-based awards for which the requisite service has not yet been rendered. The Company is currently assessing the impact this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 effective January 1, 2006. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 effective for its fiscal quarter beginning after June 15, 2005, and does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated results of operations and financial condition.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company generally cannot make estimates until preliminary results for a financial quarter are known and analyzed. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

         o  Revenue Recognition
         o  Software Development Costs
         o  Valuation of Inventories
         o  Income Taxes
         o  Product Warranty
         o  Carrying Value of Goodwill

Revenue Recognition: The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales, which represents the majority of the Company's revenue, occurs when all factors are met, including transfer of title and risk of loss, which occurs upon shipment by the Company. Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, Software Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, the Company defers revenue recognition and will recognize revenue when the Company has fulfilled its obligations under the arrangement. Revenue from consulting and other services is recognized at the time the services are rendered. Revenue from software maintenance contracts is recognized ratably over the contractual period. The Company sells certain products through distributors who are granted limited rights of return. Potential returns are accounted for at the time of sale. The Company believes that the accounting estimate related to revenue recognition is a "critical accounting estimate" because the Company's terms of sale can vary, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectability is reasonably assured.

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

Overview

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Performance Technologies is a leading developer of platforms, components, software, and service solutions for the embedded systems marketplace that can be used in a broad range of applications and end markets.

The embedded systems market is comprised of several sectors, with telecommunications being the largest. The telecommunications market is dependent upon carrier spending to upgrade network infrastructure to next-generation equipment. As the Company entered 2005, there were announcements by major domestic wireless carriers for new spending programs directed at upgrading networks to the third generation (3G) of mobile network capabilities. During the first quarter, the Company received indications, forecasts and orders from a number of the largest (tier 1) telecommunications equipment providers for equipment to meet these requirements. While the actual deployments associated with network upgrades and expansions during the first quarter were somewhat slower than originally thought, it appears these 3G deployments are occurring. Current forecast and schedules on a number of these programs suggest the latter part of 2005 will see increased deployment activities.

The Company markets its products through its direct worldwide sales force under a variety of brand names including IPnexus(TM), SEGway(TM), NexusWare(TM) and Advanced Managed Platforms. The Company's products, particularly its Advanced Managed Platforms, are applicable to the broader embedded systems market, not just telecommunications. Since the introduction of the Advanced Managed Platforms in 2003, this product line has realized more than 25 new design wins of varying sizes. As of March 2005, a small number of these design wins had reached production levels. Based on discussions with customers, management expects to see an increase in Advanced Managed Platform shipments beginning in the second quarter resulting from design wins that had already reached production levels, as well as, additional design wins just reaching production levels.

During the first quarter 2005, the Company announced that current president and chief executive officer, Donald Turrell, will leave the Company's executive management at the end of the year. As part of the succession plan developed by the Board of Directors, Mr. Turrell will remain as a board member and will maintain active involvement throughout the transition of the Company's change in leadership.

Strategy: The Company has a history of successfully adapting its products and services to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981. During the most recent economic downturn, the Company maintained its commitment to aggressively fund new product development, as well as to use its strong balance sheet to acquire additional products and technologies to strengthen its market position.

The Company's IPnexus product line, based on open system architectures, consists of a wide range of embedded building blocks, which can be mixed and matched to construct highly integrated, packet-based platforms. In September 2003, the Company introduced a new line of application ready platforms marketed under the trade name Advanced Managed Platform (AMP). Today, this product line contains the Company's latest generation of configurable, fully-managed and redundant packet-based platforms targeted at communications applications, which leverage all of the Company's IPnexus component-based products. This platform line is based on an architecture referred to as PICMG 2.16, which is an embedded technology developed by the Company and adopted as an industry standard. The Company's Advanced Managed Platforms offer customers distinct cost advantages, increase overall system reliability and performance, and improve time-to-market for their products. From a market perspective, the Advanced Managed Platform line continues to prove itself as a viable alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for using a flexible and scalable architecture.

In the next phase of the Company's product strategy, management expects to develop a number of products for selected high growth IP-based applications including media gateway, media server, wireless, voice-over-cable and satellite communications. Key for 2005 will be to successfully develop and combine certain hardware and software elements from the Company's product portfolio to form intelligent embedded solutions which add value for application providers in these target markets.

Historically, the Company's growth has been generated through a combination of internal growth and acquisition of new products or complementary technologies. In October 2002, the Company acquired a portion of Intel Corporation's Communications Platform Group for its chassis and computing products. In January 2004, the Company completed the acquisition of the assets of Mapletree Networks to acquire its voice processing technology. The products from both acquisitions have enhanced the Company's product offerings to its customers. The Company continues to focus on acquisitions as an important part of its growth strategy.

There are identifiable risks associated with carrying out the Company's expansive product strategies in the current uncertain economic climate. Many of the Company's end markets are forecasted to show only modest growth in 2005. In order to realize growth in this environment, the Company will have to gain market share from competitors, many of whom are larger, more established companies with greater resources than the Company. However, management believes that based on its analysis of the marketplace and the Company's strengthened and innovative product portfolio, the identified risks are manageable.

If successful, management believes these initiatives will continue to reposition the organization as an important strategic partner with many of its customers, thereby increasing their utilization of the Company's broadened product capabilities.

Financial Information

Beginning on January 23, 2004, the Company's revenue and expenses reflect the operations of the Voice Technology Group (acquired from Mapletree Networks).

Revenue:
-------

Revenue in the first quarter 2005 amounted to $13.2 million, compared to $15.6 million in the corresponding quarter a year earlier.

Earnings:
--------

GAAP Information:

On a GAAP earnings basis, net income for the first quarter 2005 amounted to $1.0 million, or $.08 per diluted share based on 13.2 million shares outstanding. During the first quarter 2005, the Company recorded a restructuring charge amounting to less than $.1 million, or $.00 per diluted share related to cost improvement efforts. Net income for the first quarter 2004 amounted to $1.6 million, or $.11 per diluted share based on 13.6 million shares outstanding.

Non-GAAP Information:

Management believes that the Company's results excluding non-recurring items provide better comparability of its operations as non-recurring items result from facts and circumstances that vary in frequency, amounts and cause. In addition, amounts included as non-recurring items are not utilized by management in its analysis of the operating performance of the Company.

There was no difference between GAAP earnings and non-GAAP earnings in the first quarter 2005. During the first quarter 2004, the Company recorded in-process research and development costs associated with the acquisition of the Voice Technology Group in the amount of $.2 million, or $.02 per diluted share. On a non-GAAP basis, excluding the $.2 million in-process research and development costs, net income for the first quarter 2004 amounted to $1.8 million, or $.13 per diluted share based on 13.6 million shares outstanding. A reconciliation of GAAP net income to non-GAAP net income for the first quarter 2004 is as follows:


                                                              2004
                                                          -------------
     Net income, GAAP basis                                  $1,557
     Add: Non-recurring item - In-process research
       and development costs                                    218
                                                          -------------
     Net income, non-GAAP basis                              $1,775
                                                          =============


Liquidity:
---------

Cash, cash equivalents and investments amounted to $27.3 million and $25.6 million at March 31, 2005 and December 31, 2004, respectively, and the Company had no long-term debt at either date.

Centralization of Functions:
---------------------------

In October 2004, management began formulating a plan to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. During the fourth quarter 2004, the Company completed integration of the Voice Technology Group
(VTG) sales, marketing and administrative functions into its corporate operations. During the first quarter 2005, the Company completed integration of the accounting functions for VTG and the Computing Products Group into corporate accounting in Rochester, New York and began transitioning the manufacturing operations for these groups to its Rochester headquarters. The manufacturing transition for VTG is expected to be completed during the second quarter 2005 and for Computing Products by the end of the third quarter 2005. During the first quarter 2005, the Company incurred a charge of less than $.1 million related to these restructuring efforts. Additional charges related to these restructuring actions are expected in the range of $.05 million to $.25 million during the remainder of 2005. When this centralization plan is completed, operating expenses are expected to be reduced by $1.3 million annually and manufacturing overhead (cost of goods) is expected to be reduced by $.7 million annually. While the Company continues to pursue its centralization plan, some part of these savings will be reinvested to stimulate future growth.

Forward Looking Guidance for the Second Quarter 2005 (published April 27, 2005):

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

Based upon the current business mix, the current backlog and review of sales forecasts, management expects revenue to be in the range of $13.0 million to $14.0 million in the second quarter 2005. Gross margin is expected to be approximately 45.5% to 48.0% and diluted earnings per share in the second quarter is expected to be $.05 to $.09, excluding any restructuring charges. Restructuring charges are expected in the range of $.05 million to $.25 million during the remainder of 2005. The effective income tax rate for the second quarter is expected to be 29%.

The second quarter's guidance reflects a change in the revenue mix from the first quarter and a temporary increase in manufacturing staffing (to accomplish the manufacturing transition for the computing products). Shipments of computing products and integrated platforms, with lower gross margins than switching and communications products, are expected to increase by more than $1.5 million in the second quarter, while shipments of switching and communications products are expected to decline by more than $1.5 million. The forecasted increase in integrated platforms shipments in the second quarter reflects improving traction on the Company's focused strategy. This strategy emphasizes providing customers with more complete solutions which is expected to result in higher sales volumes but lower gross margin levels. The forecasted decrease in switching and communications products reflects a decline and push-out of certain shipments related to 3G deployments by domestic carriers.

Key Performance Indicators:

The Company's platforms, components, software and service solutions are incorporated into current and next-generation embedded systems infrastructure. Traditionally, design wins have been an important metric for management to judge the Company's product acceptance in its marketplace. Design wins, if implemented, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

The Company modified its criteria for the measurement of "design wins" in 2004 to provide greater accuracy in predicting forward looking potential for the Company and to assist in measuring day-to-day execution of product, sales and marketing programs. During the first quarter 2005, the Company was notified of five design wins for its products with each expected to generate greater than $.5 million of annualized revenue when reaching production volumes. These new design wins were for its integrated platform solutions (with multiple products)
(2), individual component design wins for IPnexus access (1) and SEGway (2) products. During the first quarter 2004, the Company's metric for design wins included customers that were expected to generate greater than $1.0 million of annualized revenue when reaching production volumes. Based on this measurement criterion, the Company was notified of four design wins for its products. These 2004 design wins were for its integrated platform solutions (with multiple products) (2), individual component design wins for IPnexus access (1), and SEGway products (1). Not all design wins are expected to result in production orders. Regardless of the changes in the measurement metric, management believes that the growth in the number of design wins for integrated platform solutions over the last twelve months reflects increasing customer demand for more complete platform solutions from a single vendor, such as the Company.

Management believes another key indicator for the Company's business is the volume of orders received from its customers. During weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. While forward-looking visibility on customer orders continues to be very limited, shipments to customers in the first quarter 2005 amounted to $13.2 million, compared to $15.6 million in first quarter 2004. Revenue in the first quarter 2005 was impacted by a decline in business from the Company's two largest customers in the first quarter 2004. Shipments to these two customers declined by $5.0 million, to zero revenue in the first quarter 2005 due to changes in their businesses.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.


                   Quarter Ended March 31, 2005, Compared with
                        the Quarter Ended March 31, 2004

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Voice Technology Group, acquired by the Company in January 2004.


                                                     Three Months Ended
                                                          March 31,
                                                   2005               2004
                                              -------------      --------------

Sales                                             100.0%             100.0%
Cost of goods sold                                 49.1               48.7
                                              -------------      --------------
Gross profit                                       50.9               51.3
                                              -------------      --------------

Operating expenses:
  Selling and marketing                            11.2               10.5
  Research and development                         19.4               16.6
  General and administrative                       10.9                8.7
  Restructuring charges                              .4
  In-process research and development                                  1.4
                                              -------------      --------------
        Total operating expenses                   41.9               37.2
                                              -------------      --------------
Income from operations                              9.0               14.1

Other income, net                                   2.2                0.9
                                              -------------      --------------
Income before income taxes and
  equity in income of unconsolidated
  company                                          11.2               15.0
Income tax provision                                3.2                5.1
                                              -------------      --------------

Income before equity in income of
  unconsolidated company                            8.0                9.9

Equity in income of unconsolidated
  company                                                              0.1
                                              -------------      --------------
         Net income                                 8.0%              10.0%
                                              =============      ==============


Sales. Total revenue for the first quarter 2005 amounted to $13.2 million, compared to $15.6 million for the same quarter in 2004, a decrease of 15%. For the first quarter 2005 and 2004, the Voice Technology Group contributed $.3 million, or 2%, and $1.2 million, or 8%, to revenue, respectively. In the first quarter 2005, the Company had two customers that each represented greater than 10% of sales, and the four largest customers represented 47% of sales. During the first quarter 2004, the Company had two customers that each comprised greater than 10% of revenue and the Company's four largest customers represented 49% of sales. Shipments to customers outside of the United States represented 33% and 28% of sales during the first quarter 2005 and 2004, respectively.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products, IPnexus switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the three months ended March 31, 2005 and 2004:


                                                    Three Months Ended
                                                         March 31,
                                                   2005            2004
                                               ------------    ------------
       Communications products                      49%             58%
       Computing products                           20%             30%
       IPnexus switching products                   30%             11%
       Other products                                1%              1%
                                               ------------    ------------
         Total                                     100%            100%
                                               ============    ============

Communications products:

Communications products are comprised of network access, SEGway signaling and Voice Technology products. Network access products provide a connection between embedded systems platforms and a variety of networks and are used to control the network and/or process information being transported over networks. Many of the Company's signaling products enable the transport of signaling messages over packet-switched (IP) networks. Voice Technology products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $6.4 million and $9.1 million in the first quarter of 2005 and 2004, respectively. The significant decline in revenue during the first quarter 2005, compared to a year earlier, was primarily attributable to (1) one major customer, whose product requirements were $3.3 million in the first quarter 2004, that unexpectedly ceased purchasing product in the second quarter of 2004, and (2) revenue from VTG products decreasing by $.9 million due to lack of demand. These decreases were partially offset by increased shipments to various customers for 3G deployments for domestic carriers in the first quarter 2005.

Computing products:

Computing products includes integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue amounted to $2.7 million in the first quarter 2005, compared to $4.6 million in the first quarter 2004. The significant decline in revenue for the first quarter 2005, compared to a year earlier, was primarily attributable to one major customer in the amount of $1.7 million whose product requirements began declining during the second half of 2004 and had ceased purchasing altogether by the end of 2004.

IPnexus switching products:

The Company's IPnexus switching product family has been designed for the rigorous requirements of the embedded systems that use the industry standard PICMG 2.16 architecture.

Revenue from switching products amounted to $3.9 million in the first quarter 2005, compared to $1.7 million in the first quarter 2004. This increase of $2.2 million is primarily related to increased revenue from one customer in the amount of $1.7 million.

Other products:

This revenue is primarily related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly and annual basis. Revenue from these products amounted to $.1 million and $.2 million in the first quarter 2005 and 2004, respectively.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 50.9% and 51.3% of sales in the first quarter 2005 and 2004, respectively. The change in the product mix from quarter-to-quarter resulted in an improvement in gross margin, which was more than offset by a decline in the volume of shipments, which caused the fixed manufacturing overhead to be spread over fewer units, thereby reducing the overall gross margin.

Total Operating Expenses. Total operating expenses in the first quarter 2005 amounted to $5.5 million, compared to $5.8 million in 2004. For 2004, the operating expenses of the Voice Technology Group (VTG) are included from the date of acquisition on January 23, 2004. During the third quarter 2004, management began formulating plans to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. When this centralization plan is completed in 2005, operating expenses are expected to be reduced by $1.3 million annually and manufacturing overhead (cost of goods) is expected to be reduced by $.7 million.

Selling and marketing expenses were $1.5 million and $1.6 million for the first quarter 2005 and 2004, respectively. Selling and marketing expense in the first quarter 2005 reflects expenses for VTG for an entire quarter and a decrease in selling and marketing expense attributable to staff reductions resulting from the Company's effort to centralize operations.

Research and development expenses were $2.5 million and $2.6 million in the first quarter 2005 and 2004, respectively. Research and development expense in the first quarter 2005 reflects expenses for VTG for an entire quarter being offset by increased capitalized software development costs. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million and $.5 million during the first quarter 2005 and 2004, respectively.

General and administrative expenses were $1.4 million in the first quarter 2005, compared to $1.3 million in the first quarter 2004. General and administrative expense in the first quarter 2005 reflects expenses for VTG for an entire quarter as well as higher corporate governance costs in 2005.

Restructuring charges amounted to $.1 million in the first quarter 2005, compared to no restructuring charges during the first quarter 2004. Restructuring charges in the first quarter 2005 relate primarily to severance payments associated with the Company's efforts to centralize its operations.

In-process research and development expense amounted to zero and $.2 million for the first quarter 2005 and 2004, respectively. This amount represented a charge for in-process research and development costs associated with the Mapletree Networks acquisition that were expensed in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility at the time of the acquisition.

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality auction rate municipal securities. Interest rates were significantly higher in the first quarter 2005, compared to the first quarter 2004, resulting in increased interest income. Also contributing to higher interest income was an increase in interest from a note receivable from an unconsolidated company based upon an increase in the principal amount.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. For the first quarter 2005 and 2004, the Company's effective tax rate was 29% and 34%, respectively. The decrease in the effective tax rate from the first quarter 2004 to the first quarter 2005 was a result of changes in certain permanent items. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions which could affect the Company's current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

Equity in Income of Unconsolidated Company. In the third quarter 2004, the Company sold its ownership interest in Momentum Computer, Inc., a developer of specialized single board computer products. During the first quarter 2004, the Company's allocation of Momentum's income amounted to $.01 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity included cash, cash equivalents and investments which totaled $27.3 million at March 31, 2005. The Company had working capital of $43.0 million and $41.6 million at March 31, 2005 and December 31, 2004, respectively.

Cash provided by operating activities amounted to $2.0 million for the first quarter 2005. This amount included net income of $1.0 million, non-cash charges related to depreciation and amortization of $.6 million, and the reserve for inventory obsolescence of $.4 million. Cash used in operations due to changes in operating assets and liabilities included an increase in accounts receivable of $1.0 million. A decrease in prepaid expenses of $.5 million, and an increase in accounts payable and accrued expenses of $.4 million both generated operating cash during the first quarter 2005.

Cash generated by investing activities during the first quarter 2005 totaled $1.2 million. This cash was generated by the net proceeds from the purchases and sales of auction rate municipal securities of $1.9 million, offset by the capitalization of software development costs amounting to $.6 million.

Cash provided by financing activities amounted to $.3 million in the first quarter 2005 resulting from the exercise of stock options.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first quarter 2005.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the first quarter 2005.

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

Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation (Revised
2004)" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The effective date of this statement was extended by the Securities and Exchange Commission and will be effective for the Company beginning January 1, 2006. As of the required effective date, all entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. An alternative method of application is available under SFAS No. 123R. Under the modified version of prospective application compensation cost is recognized for the portion of outstanding stock-based awards for which the requisite service has not yet been rendered. The Company is currently assessing the impact this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 effective January 1, 2006. The Company does not expect the adoption of SFAS No. 151 will have a material impact on its consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153 effective for its fiscal quarter beginning after June 15, 2005, and does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated results of operations and financial condition.

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

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential delays associated with the purchase and implementation of an advanced planning and scheduling system, and potential impairments of investments. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2004, as reported in its Annual Report on Form 10-K, and other documents as filed with the Securities and Exchange Commission.

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

   B. Changes in Internal Controls Over Financial Reporting

      During the first quarter 2005, the Company completed the integration of the ERP systems and accounting functions of the Company's Voice Technology Group and Computing Products Group into the corporate ERP system and accounting function in Rochester, New York. The Company's Chief Executive Officer and Chief Financial Officer evaluated these changes and concluded that the changes have not materially affected, or are not reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


                                   PERFORMANCE TECHNOLOGIES, INCORPORATED





May 10, 2005                       By: /s/ Donald L. Turrell
                                       -------------------------------
                                           Donald L. Turrell
                                           President and
                                           Chief Executive Officer




May 10, 2005                       By: /s/ Dorrance W. Lamb
                                       -------------------------------
                                           Dorrance W. Lamb
                                           Chief Financial Officer and
                                           Vice President of Finance

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



Date: May 10, 2005                 By:/s/  Donald L. Turrell
                                      ----------------------------
                                           Donald L. Turrell
                                           Chief Executive Officer

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


Date: May 10, 2005                 By:/s/  Dorrance W. Lamb
                                      ----------------------------
                                           Dorrance W. Lamb
                                           Chief Financial Officer

                                                                    Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.




Date:  May 10, 2005                By:/s/  Donald L. Turrell
                                      --------------------------------
                                           Donald L. Turrell
                                           President and Chief
                                           Executive Officer

Date:  May 10, 2005                By:/s/  Dorrance W. Lamb
                                      --------------------------------
                                           Dorrance W. Lamb
                                           Chief Financial Officer and
                                           Vice President of Finance