Form 10-Q
period 2005-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2005-08-09
CIK 1003950

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2005
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to
                         Commission File Number 0-27460



                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

              Delaware                                         16-1158413
    (State or other jurisdiction of                        (I.R.S. Employer
           incorporation)                                 Identification No.)

205 Indigo Creek Drive, Rochester, New York                      14626
 (Address of principal executive offices)                      (Zip Code)

                               ------------------

     Registrant's telephone number, including area code: (585) 256-0200

                               ------------------


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

         The number of shares outstanding of the registrant's common stock was 12,871,297 as of July 27, 2005.
--------------------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 2005 (unaudited)
           and December 31, 2004                                           3

           Consolidated Statements of Income for the Three and Six
           Months Ended June 30, 2005 and 2004 (unaudited)                 4

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2005 and 2004 (unaudited)                        5

           Notes to Consolidated Financial Statements (unaudited)          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       22

Item 4.  Controls and Procedures                                          23


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              23

Item 6.  Exhibits                                                         23

Signatures                                                                24

                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                 June 30,          December 31,
                                                   2005                2004
                                             ---------------     ---------------
                                               (unaudited)

Current assets:
  Cash and cash equivalents                    $10,829,000         $10,361,000
  Investments                                   18,600,000          15,250,000
  Accounts receivable, net                       8,505,000          10,185,000
  Inventories, net                               6,336,000           6,573,000
  Prepaid income taxes                             640,000             771,000
  Prepaid expenses and other assets                416,000             801,000
  Deferred taxes                                 3,092,000           3,088,000
                                             ---------------     ---------------
       Total current assets                     48,418,000          47,029,000

Property, equipment and improvements, net        1,940,000           2,186,000
Software development costs, net                  4,057,000           3,653,000
Goodwill                                         4,143,000           4,143,000
                                             ---------------     ---------------
       Total assets                            $58,558,000         $57,011,000
                                             ===============     ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 1,219,000         $ 1,476,000
  Accrued expenses                               3,746,000           3,916,000
                                             ---------------     ---------------
       Total current liabilities                 4,965,000           5,392,000

Deferred taxes                                   1,412,000           1,198,000
                                             ---------------     ---------------
       Total liabilities                         6,377,000           6,590,000
                                             ---------------     ---------------

Stockholders' equity:
  Preferred stock - $.01 par value;
    1,000,000 shares authorized; none issued
  Common stock - $.01 par value; 50,000,000
    shares authorized; 13,260,038 shares
    issued                                         133,000             133,000
  Additional paid-in capital                    13,631,000          13,476,000
  Retained earnings                             42,328,000          41,978,000
  Treasury stock - at cost; 390,775 and
    482,681 shares held at June 30, 2005 and
    December 31, 2004, respectively             (3,911,000)         (5,188,000)
  Accumulated other comprehensive income                                22,000
                                             ---------------     ---------------
       Total stockholders' equity               52,181,000          50,421,000
                                             ---------------     ---------------
       Total liabilities and stockholders'
         equity                                $58,558,000         $57,011,000
                                             ===============     ===============


       The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                             Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                              2005          2004          2005          2004
                          ------------  ------------  ------------  ------------

Sales                      $10,802,000   $13,273,000   $23,959,000   $28,839,000
Cost of goods sold           5,916,000     6,653,000    12,378,000    14,241,000
                          ------------  ------------  ------------  ------------
Gross profit                 4,886,000     6,620,000    11,581,000    14,598,000
                          ------------  ------------  ------------  ------------

Operating expenses:
Selling and marketing        1,369,000     1,572,000     2,846,000     3,200,000
Research and development     2,327,000     2,621,000     4,872,000     5,212,000
General and administrative   1,094,000     1,199,000     2,527,000     2,542,000
Restructuring charges          139,000                     196,000
In-process research and
 development                                                             218,000
                          ------------  ------------  ------------  ------------
  Total operating expenses   4,929,000     5,392,000    10,441,000    11,172,000
                          ------------  ------------  ------------  ------------
Income(loss)from operations    (43,000)    1,228,000     1,140,000     3,426,000

Other income, net              330,000       151,000       625,000       289,000
                          ------------  ------------  ------------  ------------
Income before income taxes
 and equity in income of
 unconsolidated company        287,000     1,379,000     1,765,000     3,715,000

Income tax provision            83,000       428,000       512,000     1,219,000
                          ------------  ------------  ------------  ------------
Income before equity in
 income of unconsolidated
 company                       204,000       951,000     1,253,000     2,496,000

Equity in income of
 unconsolidated company                       80,000                      92,000
                          ------------  ------------  ------------  ------------
  Net income               $   204,000   $ 1,031,000   $ 1,253,000   $ 2,588,000
                          ============  ============  ============  ============


Basic earnings per share   $       .02   $       .08   $       .10   $       .20
                          ============  ============  ============  ============

Diluted earnings per share $       .02   $       .08   $       .10   $       .19
                          ============  ============  ============  ============

Weighted average number of
 common shares used in
 basic earnings per share   12,863,345    12,741,867    12,836,333    12,673,917
Potential common shares        180,747       680,294       293,643       855,534
Weighted average number of
 common shares used in    ------------  ------------  ------------  ------------
 diluted earnings per       13,044,092    13,422,161    13,129,976    13,529,451
 share                    ============  ============  ============  ============



         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                   2005               2004
                                              ---------------   ---------------

Cash flows from operating activities:
 Net income                                   $   1,253,000     $   2,588,000
 Non-cash adjustments:
    Depreciation and amortization                 1,325,000         1,352,000
    Reserve for inventory obsolescence              656,000           383,000
    Tax benefit from stock option exercises         143,000
    Deferred taxes                                  210,000           115,000
    In-process research and development                               218,000
    Equity in income of unconsolidated company                        (92,000)
    Other                                            41,000            43,000
 Changes in operating assets and liabilities,
 net of effects of acquisition:
    Accounts receivable                           1,653,000        (2,562,000)
    Inventories                                    (419,000)       (1,663,000)
    Prepaid expenses and other assets               385,000           252,000
    Accounts payable and accrued expenses          (427,000)         (483,000)
    Income taxes payable and prepaid income
    taxes                                           131,000        (1,353,000)
                                              ---------------   ---------------
      Net cash provided (used) by operating
      activities                                  4,951,000        (1,202,000)
                                              ---------------   ---------------

Cash flows from investing activities:
 Purchases of property, equipment and
 improvements                                      (198,000)         (248,000)
 Capitalized software development costs          (1,308,000)       (1,124,000)
 Purchases of investments                       (32,900,000)      (29,050,000)
 Proceeds from sales of investments              29,550,000        30,900,000
 Loan to unconsolidated company                                    (1,300,000)
 Business acquisition                                              (7,044,000)
                                              ---------------   ---------------
      Net cash used by investing activities      (4,856,000)       (7,866,000)
                                              ---------------   ---------------

Cash flows from financing activities:
 Proceeds from exercise of stock options            373,000         2,911,000
                                              ---------------   ---------------
      Net cash provided by financing activities     373,000         2,911,000
                                              ---------------   ---------------

      Net increase (decrease) in cash and cash
      equivalents                                   468,000        (6,157,000)

Cash and cash equivalents at beginning of
period                                           10,361,000        12,639,000
                                              ---------------   ---------------
Cash and cash equivalents at end of period    $  10,829,000     $   6,482,000
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

Note B - Stock-Based Compensation and Earnings Per Share
         -----------------------------------------------

At June 30, 2005, the Company had stock options outstanding under three stock option plans. The Company accounts for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost has been recognized in net income for the stock option plans. On March 25, 2005, the Company accelerated the vesting of 408,285 stock options whose exercise prices were greater than $15.11 to be fully vested on that date. As a result of the acceleration, the Company expects to reduce its exposure to the effects of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), "Share-Based Payment." Had compensation cost for the stock option awards under the plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                               2005         2004          2005          2004
                           ------------ ------------  ------------  ------------

Net income, as reported     $  204,000  $ 1,031,000   $ 1,253,000   $ 2,588,000
Add: Restricted stock
  compensation expense,
  net of tax                     4,000        6,000         7,000        21,000
Deduct: Total stock-based
  compensation expense
  determined under fair
  value based method for all
  awards, net of related tax
  effects                     (154,000)    (764,000)   (2,290,000)   (1,223,000)
                           ------------ ------------  ------------  ------------
Pro forma net income (loss) $   54,000  $   273,000   $(1,030,000)  $ 1,386,000
                           ============ ============  ============  ============

Earnings (loss) per share:
Basic - as reported         $      .02  $       .08   $       .10   $       .20
                           ============ ============  ============  ============
Basic - pro forma           $      .00  $       .02   $      (.08)  $       .11
                           ============ ============  ============  ============

Diluted - as reported       $      .02  $       .08   $       .10   $       .19
                           ============ ============  ============  ============
Diluted - pro forma         $      .00  $       .02   $      (.08)  $       .10
                           ============ ============  ============  ============

During the six months ended June 30, 2005, the Company granted 204,000 stock options. The assumption for vesting of stock options granted in 2005 and 2004 was generally 33% per year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:
Dividend yields of 0% for both years; expected volatility ranges of 65% to 70% in 2005 and 68% to 69% in 2004, risk-free interest rate ranges of 3.3% to 3.7% in 2005 and 2.1% to 3.5% in 2004, and expected life ranges of one to three years for both years.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,330,000 and 1,075,000 options for the three months ended June 30, 2005 and 2004, respectively, and 1,144,000 and 621,000, for the six months ended June 30, 2005 and 2004, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

During the six months ended June 30, 2005, 91,906 common shares were issued upon exercise of stock options.

Note C - Acquisition
         -----------

On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers. The products acquired in this acquisition broaden the Company's product offering to its customers. In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred $418,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." Acquired in-process research and development (IPR&D), which was related to certain voice processing products, amounted to $218,000 and was charged to operations during the first quarter 2004. As a component of the acquisition, the Company acquired certain software development costs which amounted to $577,000 at the date of acquisition. The Company also acquired certain net assets which amounted to $574,000 and were comprised principally of accounts receivable, inventory, accounts payable and accrued expenses. During the fourth quarter 2004, the Company resolved certain matters related to the acquisition resulting in a payment to the Company of $1,749,000, which represented a partial return of purchase price and was recorded as a reduction of goodwill. The excess of purchase price over the fair value of the net assets acquired totaled $4,143,000 and is included in goodwill on the accompanying Consolidated Balance Sheets. Operating results of the acquired group have been included in the Consolidated Statements of Income from the date of acquisition.

Note D - Inventories, net
         ----------------

Inventories consisted of the following:

                                       June 30,              December 31,
                                         2005                    2004
                                 -------------------     --------------------

Purchased parts and components      $ 3,700,000              $ 3,638,000
Work in process                       3,909,000                3,947,000
Finished goods                        2,134,000                2,487,000
                                 -------------------     --------------------
                                      9,743,000               10,072,000

Less: reserve for inventory
 obsolescence                        (3,407,000)               (3,499,000)
                                 -------------------     --------------------
   Net                              $ 6,336,000               $ 6,573,000
                                 ===================     ====================

Note E - Investments
         -----------

In connection with the preparation of the Company's Annual Report on Form 10-K for 2004, the Company concluded that it was appropriate to classify auction rate municipal securities as investments. Previously, such investments were classified as cash equivalents. Accordingly, the Company revised the classification to report these securities as investments on the Consolidated Balance Sheets as of December 31, 2004. The Company recorded corresponding reclassifications in the accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2004, to reflect the gross purchases and sales of these securities as investing activities. This change in classification did not affect previously reported cash flows from operations or from financing activities or previously reported net income for any period.

For the six months ended June 30, 2004, net cash provided by investing activities related to these investments totaled $1,850,000, which was previously included in cash and cash equivalents in the Company's Consolidated Statements of Cash Flows.

At June 30, 2005, investments consisted of high grade, auction rate municipal securities which the Company has classified as available-for-sale. The contractual maturities of the available-for-sale securities at June 30, 2005 all exceeded five years.

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

Note F - Warranty Obligations
         --------------------

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for the six months ended June 30, 2005 and 2004 were as follows:

                                                 2005                 2004
                                           ----------------     ----------------
Accrued warranty obligations, January 1,       $288,000             $233,000
Actual warranty experience                      (57,000)            (274,000)
Warranty provisions                              69,000              285,000
                                           ----------------     ----------------
Accrued warranty obligations, June 30,         $300,000             $244,000
                                           ================     ================

Note G - Investment in Unconsolidated Company
         ------------------------------------

On February 18, 2004, the Company entered into an agreement to invest up to $3,000,000 in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. During 2004, the Company invested $3,000,000 in conjunction with this agreement. As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3,000,000 as collection of this note was doubtful. The Company has the option to acquire ownership of InSciTek during a future specified period. The note bears interest at 10% annually and is convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal on the note is payable in full to the Company on December 31, 2008. InSciTek is currently negotiating with an outside party to raise additional funds. Under the terms currently being negotiated, the Company would forfeit its option to acquire ownership of InSciTek during a future specified period.

Note H - Subsequent Event
         ----------------

On July 11, 2005, the Company announced that its Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases, over the next twelve months. Repurchased shares will be used for the Company's stock option plan, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under this program.

Note I - Recently Issued Accounting Pronouncements
         -----------------------------------------

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation (Revised
2004)" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The effective date of this statement was extended by the Securities and Exchange Commission and will be effective for the Company beginning January 1, 2006. As of the required effective date, all entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. An alternative method of application is available under SFAS No. 123R. Under the modified version of prospective application, compensation cost is recognized for the portion of outstanding stock-based awards for which the requisite service has not yet been rendered. The Company is currently assessing the impact this statement will have on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes," and
SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."
SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS No. 154 beginning January 1, 2006, the Company will apply the standard's guidance to changes in accounting methods as required. At this time, the Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial condition.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company generally cannot make estimates until preliminary results for a financial quarter are known and analyzed. The Company believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

     o   Revenue Recognition
     o   Software Development Costs
     o   Valuation of Inventories
     o   Income Taxes
     o   Product Warranty
     o   Carrying Value of Goodwill

Revenue Recognition: The Company recognizes revenue from product sales in accordance with the SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Product sales represent the majority of the Company's revenue and include hardware products and hardware products with embedded software. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by the Company. If these conditions are not met, the Company will defer revenue recognition until such time these conditions have been satisfied.

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, "Software Revenue Recognition" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, the Company defers revenue recognition and will recognize revenue when the Company has fulfilled its obligations under the arrangement. Revenue from software maintenance contracts is recognized ratably over the contractual period.

Revenue from consulting and other services is recognized at the time the services are rendered. The Company also sells certain products through distributors who are granted limited rights of return. Potential returns are accounted for at the time of sale.

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

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. The Company's inventory includes purchased parts and components, work in process and finished goods. The Company provides inventory reserves for excess, obsolete or slow moving inventory after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see LIQUIDITY AND CAPITAL RESOURCES for futher information on foreign regulations). The Company manages its exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

The Company is a leading developer of platforms, components, software and services for the embedded systems market. This marketplace is comprised of several sectors, with telecommunications being the largest. The Company markets its products through its direct worldwide sales force under a variety of brand names including IPnexus(TM), SEGway(TM), NexusWare(TM) and Advanced Managed Platforms. These products are sold individually or can be mixed and matched to construct highly integrated, packet-based platforms for the embedded systems marketplace. When sold as integrated platforms (Advanced Managed Platforms) these products offer customers distinct cost advantages, increase overall system reliability and performance, and improve time-to-market for their products. Advanced Managed Platforms, based on the PICMG 2.16 standard, are applicable to the broader embedded systems market, not just telecommunications. Since its introduction in 2003, this product line has realized more than 30 new design wins of varying sizes. Only a small number of these design wins have reached production levels.

Over the past two quarters, the Company has announced and released several new products. Those products include: the new AdvancedTCA (ATCA) Advanced Managed Platform offering, a variety of media and packet-processing slot components including a quad-processor and media gateway blade, and new additions to the Signaling product family, including several Signaling Gateway and IP-STP advancements. Management believes that these new products build upon the Company's platform and software strategy, and provide high growth prospects for future revenue.

The telecommunications market is dependent upon carrier spending to upgrade network infrastructure to next-generation equipment. As the Company entered 2005, there were announcements by major domestic wireless carriers for new spending programs directed at upgrading networks to the third generation (3G) of mobile network capabilities. During the second quarter 2005, actual shipments by the Company to the telecommunications equipment providers for this equipment were less than forecasted volumes. Three customers accounted for the greater part of the revenue shortfall. Despite weakness in a number of end markets, shipments of Advanced Managed Platforms accelerated during the second quarter. Management expects that ongoing competitive pressures on the North American wireless carriers will result in deployment of the previously announced network and data services upgrades during the later part of 2005 and into 2006. Unfortunately, forward-looking visibility of customers' orders continues to be very limited.

Operating expenses for the second quarter 2005 were lower than the first quarter 2005 and reflect continuing progress of the Company's centralization and streamlining plan announced in October 2004. At that time, management began formulating a plan to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. During the fourth quarter 2004, the Company completed integration of the Voice Technology Group (VTG) sales, marketing and administrative functions into its corporate operations. During the first quarter 2005, the Company completed integration of the accounting functions for VTG and the Computing Products Group into corporate accounting in Rochester, New York. During the second quarter 2005, transition of manufacturing operations for VTG products was completed and substantial progress was realized in transitioning the manufacturing of the Computing Products to Rochester. This centralization plan is expected to be completed in September 2005. While the Company continues to pursue its centralization plan, some part of these savings will be reinvested to stimulate future growth.

During the first quarter 2005, the Company announced that its current president and chief executive officer, Donald Turrell, will leave the Company's executive management at the end of the year. The Succession Committee of the Board of Directors has retained an executive search firm to assist in the process of identifying qualified individuals for this position and candidates are being interviewed. Mr. Turrell will maintain active involvement throughout the transition of the Company's change in leadership and expects to remain as a board member thereafter.

On July 11, 2005, the Company announced that its Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10.0 million. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases, over the next twelve months. Repurchased shares will be used for the Company's stock option plan, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under this program.

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

The Company's IPnexus product line, based on open system architectures, consists of a wide range of embedded building blocks, which can be mixed and matched to construct highly integrated, packet-based platforms. In September 2003, the Company introduced a new line of application ready platforms marketed under the trade name Advanced Managed Platform (AMP). Initially, this platform line was based on an architecture referred to as PICMG 2.16, which is an embedded technology developed by the Company and adopted as an industry standard. In June 2005, the Company introduced its new AdvancedTCA (ATCA) Advanced Managed Platform offering which incorporates a new architecture specifically targeted at telecommunications applications. Today, the Advanced Managed Platform product line contains the Company's latest generation of configurable, fully-managed and redundant packet-based platforms targeted at communications applications, which leverage all of the Company's IPnexus component-based products. Advanced Managed Platforms offer customers distinct cost advantages, increase overall system reliability and performance, and improve time-to-market for their products. From a market perspective, the Advanced Managed Platform line continues to prove itself as a viable alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for using a flexible and scalable architecture.

In the next phase of its product strategy, the Company is developing and introducing a number of products for selected high growth IP-based applications including media gateway, media server, wireless, voice-over-cable and satellite communications. The thrust of this effort is to combine certain hardware and software elements from the Company's product portfolio to form intelligent embedded solutions which add value for application providers in these target markets.

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

If successful, management believes these initiatives will continue to strengthen the organization as an important strategic partner with its customers, thereby increasing their utilization of the Company's broadened product capabilities.

Financial Information

Beginning on January 23, 2004, the Company's revenue and expenses reflect the operations of the Voice Technology Group (acquired from Mapletree Networks).

Revenue:
-------

Revenue in the second quarter 2005 amounted to $10.8 million, compared to $13.3 million in the corresponding quarter a year earlier. Revenue for the six months ended June 30, 2005 amounted to $24.0 million, compared to $28.8 million for the first six months of 2004.

Earnings:
--------

GAAP Information:

On a GAAP earnings basis, net income for the second quarter 2005 amounted to $.2 million, or $.02 per diluted share including restructuring charges related to cost improvement efforts amounting to $.1 million, or $.00 per diluted share, based on 13.0 million shares outstanding. Net income for the second quarter 2004 amounted to $1.0 million, or $.08 per diluted share based on 13.4 million shares outstanding.

GAAP net income for the six months ended June 30, 2005 amounted to $1.3 million, or $.10 per diluted share including restructuring charges related to cost improvement efforts amounting to $.2 million, or $.01 per diluted share, based on 13.1 million shares outstanding. Net income for the first six months of 2004 amounted to $2.6 million, or $.19 per diluted share based upon 13.5 million shares outstanding.

Non-GAAP Information:

Upon the occurrence of certain non-recurring items, the Company will also calculate and report its results excluding these items from its GAAP net income to arrive at a non-GAAP measure of net income. Management believes that the presentation and disclosure of this non-GAAP net income measure provides another view of the operations and financial condition of the Company on the basis in which management operates the Company and the Board of Directors reviews its results. This non-GAAP net income measure is calculated by adjusting net income reported on a GAAP basis for items that the Company deems to be non-recurring and unusual or infrequent in their nature. The Company adjusts for these non-recurring items as these items are excluded from the Company's operational analysis, budgeting and forecasting functions. The use of this non-GAAP measure by the Company could result in potential limitations related to possible bank lending covenant violations, where certain covenants may be measured on GAAP results. The Company compensates for this potential limitation by attempting to enter into lending agreements under which covenants are calculated utilizing the Company's non-GAAP net income measure. At June 30, 2005, the Company was not a party to any lending arrangements. There can be no assurance that the Company will be successful in its efforts to obtain lending arrangements under which certain covenants are calculated utilizing the non-GAAP net income measure described above.

There was no difference between GAAP net income and non-GAAP net income in the second quarter 2005, the second quarter 2004 or in the first six months of 2005. During the first quarter 2004, the Company recorded in-process research and development costs associated with the acquisition of Mapletree Networks in the amount of $.2 million, or $.02 per diluted share. On a non-GAAP basis, excluding the $.2 million of in-process research and development costs, net income for the first six months of 2004 amounted to $2.8 million, or $.21 per diluted share based on 13.5 million shares outstanding. A reconciliation of GAAP net income to non-GAAP net income for the first six months of 2004 is as follows:

                                                                 2004
                                                            --------------
   Net income, GAAP basis                                       $2,588
   Add:  Non-recurring item - In-process research
     and development costs                                         218
                                                            --------------
   Net income, non-GAAP basis                                   $2,806
                                                            ==============

Liquidity:
---------

Cash, cash equivalents and investments amounted to $29.4 million and $25.6 million at June 30, 2005 and December 31, 2004, respectively, and the Company had no long-term debt at either date.

Centralization of Functions:
---------------------------

In October 2004, management began formulating a plan to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. When this centralization plan is completed in September 2005, operating expenses (selling, general and administrative) are expected to be reduced by $1.3 million annually and manufacturing overhead (cost of goods sold) is expected to be reduced by $.7 million. During the fourth quarter 2004, the Company completed integration of the Voice Technology Group (VTG) sales, marketing and administrative functions into its corporate operations. During the first quarter 2005, the Company completed integration of the accounting functions for VTG and the Computing Products Group into corporate accounting in Rochester, New York. During the second quarter 2005, transition of manufacturing operations for VTG products was completed and substantial progress was realized in transitioning the manufacturing of the Computing Products to Rochester. Most of the expected operating (selling, general and administrative) expense reductions associated with this program were realized by the end of the second quarter. During the second quarter 2005, the Company incurred charges of $.1 million related to these restructuring efforts and for the first six months of 2005, the Company incurred charges totaling $.2 million related to this plan. Additional charges related to restructuring actions are expected in the range of $.05 million to $.15 million during the remainder of 2005. While the Company continues to pursue its centralization plan, some part of these savings will be reinvested to stimulate future growth.

Forward Looking Guidance for the Third Quarter 2005 (published July 28, 2005):

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

Management expects diluted earnings per share in the third quarter 2005 to be in the range of $.04 to $.07, before any restructuring charges. Based upon the current business mix, the current backlog and review of sales forecasts, revenue is forecasted to be in the range of $11.5 million to $12.5 million in the third quarter 2005. Gross margin is expected to be approximately 45.5% to 47.5% and the effective income tax rate for the third quarter 2005 is expected to be 29%.

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

The Company modified its criteria for the measurement of "design wins" in the third quarter 2004 to provide greater accuracy in predicting forward looking potential for the Company and to assist in measuring day-to-day execution of product, sales and marketing programs. Prior the third quarter 2004, the Company reported design wins that were expected to generate greater than $1.0 million of annualized revenue. Upon the change in the measurement criteria, the Company began reporting design wins that were expected to generate greater than $.5 million of annualized revenue. During the second quarter 2005, the Company was notified of six design wins for its integrated platform solutions (with multiple products) (3), individual component design wins for IPnexus network access (2) and for a product that combines the technologies of network access and voice processing (1). During the second quarter 2004, the Company was notified of four new design wins, each for an integrated platform solution incorporating multiple products. Regardless of the change in the measurement metric, management believes that the growth in the number of design wins for integrated platform solutions in 2005 reflects increasing customer demand for more complete platform solutions from a single vendor, such as the Company.

Management believes another key indicator for the Company's business is the volume of orders received from its customers. During weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. While forward-looking visibility on customer orders continues to be very limited, shipments to customers in the second quarter 2005 amounted to $10.8 million, compared to $13.3 million in second quarter 2004. The shortfall in revenue in the second quarter 2005 was primarily the result of less than expected shipments to three customers.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

             Three and Six Months Ended June 30, 2005, Compared with
                    Three and Six Months Ended June 30, 2004

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Voice Technology Group, acquired by the Company in January 2004.

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                      2005        2004       2005        2004
                                    --------    --------   --------    --------

Sales                                100.0%      100.0%     100.0%      100.0%
Cost of goods sold                    54.8        50.1       51.7        49.4
                                    --------    --------   --------    --------
Gross profit                          45.2        49.9       48.3        50.6
                                    --------    --------   --------    --------

Operating expenses:
  Selling and marketing               12.7        11.8       11.9        11.1
  Research and development            21.5        19.7       20.3        18.1
  General and administrative          10.1         9.1       10.5         8.8
  Restructuring charges                1.3                    0.8
  In-process research and
   development                                                            0.7
                                    --------    --------   --------    --------
        Total operating expense       45.6        40.6       43.5        38.7
                                    --------    --------   --------    --------
Income (loss) from operations         (0.4)        9.3        4.8        11.9

Other income, net                      3.1         1.1        2.6         1.0
                                    --------    --------   --------    --------
Income before income taxes and
  equity in income of unconsolidated
  company                              2.7        10.4        7.4        12.9
Income tax provision                   0.8         3.2        2.2         4.2
                                    --------    --------   --------    --------

Income before equity in income of
  unconsolidated company               1.9         7.2        5.2         8.7

Equity in income of unconsolidated
  company                                          0.6                    0.3
                                    --------    --------   --------    --------
        Net income                     1.9%        7.8%       5.2%        9.0%
                                    ========    ========   ========    ========

Sales. Total revenue for the second quarter 2005 amounted to $10.8 million, compared to $13.3 million for the same quarter in 2004. Revenue for the six months ended June 30, 2005 totaled $24.0 million, compared to $28.8 million in the same period of 2004. In both the second quarter 2005 and 2004, the Voice Technology Group contributed $.4 million to revenue. For the six months ended June 30, 2005, the Voice Technology Group contributed $.7 million, or 3% of revenue, compared to a contribution of $1.6 million, or 6%, of revenue in the first six months of 2004.

In the second quarter 2005, the Company had two customers that each represented greater than 10% of sales, and the Company's four largest customers represented 42% of sales. During the second quarter 2004, the Company had two customers that each comprised greater than 10% of revenue and the Company's four largest customers represented 43% of sales.

For the six months ended June 30, 2005, the Company had two customers who each represented greater than 10% of revenue and the Company's four largest customers contributed 45% to revenue. For the six months ended June 30, 2004, three customers each represented greater than 10% of revenue and the Company's four largest customers contributed 43% to revenue.

Shipments to customers outside of the United States represented 49% and 32% of sales during the second quarter 2005 and 2004, respectively and 40% and 30% of revenue for the six months ended June 30, 2005 and 2004, respectively. In the second quarter 2005 and for the six months ended June 30, 2005, shipments to the United Kingdom represented 18% and 12% of revenue, respectively. Total shipments to a single foreign country did not exceed 10% of revenue during the second quarter 2004 or for the six months ended June 30, 2004.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products, IPnexus switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                 2005        2004        2005         2004
                               ---------   ---------   ---------   ----------
Communications products           49%         41%         49%          50%
Computing products                32%         40%         26%          34%
IPnexus switching products        18%         18%         24%          14%
Other products                     1%          1%          1%           2%
                               ---------   ---------   ---------   ----------
    Total                        100%        100%        100%         100%
                               =========   =========   =========   ==========

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

Revenue from Communications products amounted to $5.3 million and $5.5 million in the second quarter of 2005 and 2004, respectively. The decline in revenue during the second quarter 2005, compared to a year earlier, was attributable to a general decrease in customer purchases due to a weaker market which was partially offset by increased shipments to one customer and a variety of early stage customers contributing smaller seed shipments.

Communications product revenue decreased from $14.5 million in the six months ended June 30, 2004 to $11.7 million in the respective period in 2005. This decrease of $2.8 million, or 19%, was primarily due to a decrease related to one major customer that, due to market conditions, unexpectedly decreased product requirements, as well as an overall decrease due to a weaker market. These decreases were partially offset by increased sales to one customer in the first six months of 2005.

Computing products:

Computing products includes integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue amounted to $3.5 million in the second quarter 2005, compared to $5.3 million in the second quarter 2004. The significant decrease in revenue of $1.8 million was primarily attributable to two major customers whose product requirements, due to market conditions, began declining during the second half of 2004 and had ceased altogether by the end of 2004. This decrease was partially offset by increased shipments to a major customer in 2005.

Revenue for Computing products in the first six months of 2005 totaled $6.2 million, compared to $9.9 million for the first six months of 2004. This decrease of $3.7 million is primarily attributable to two major customers who, due to market conditions, ceased purchasing product by the end of 2004, offset by increased shipments to a major customer in 2005.

IPnexus switching products:

The Company's IPnexus switching product family has been designed for the rigorous requirements of the embedded systems that use the industry standard PICMG 2.16 architecture.

Revenue from switching products amounted to $1.9 million in the second quarter 2005 compared to $2.4 million the second quarter 2004. This decrease of $.5 million was a result of reduced orders from a major customer during the second quarter 2005.

For the six months ended June 30, 2005, revenue from switching products amounted to $5.8 million compared to $4.0 million for the same period in 2004. This increase in revenue of $1.8 million was primarily attributable to increased sales to one major customer and a variety of early stage customers in this product category.

Other products:

This revenue is primarily related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly and annual basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 45.2% and 49.9% of sales for the second quarter 2005 and 2004, respectively. Gross margin was 48.3% and 50.6% for the six months ended June 30, 2005 and 2004, respectively. For both the second quarter and the six months ended June 30, 2005 compared to the same periods of 2004, the change in the product mix from the 2004 periods to the 2005 periods resulted in a modest improvement in gross margin, but was more than offset by a decline in the volume of shipments, which caused the fixed manufacturing overhead to be spread over fewer units, thereby reducing the overall gross margin.

Total Operating Expenses. Total operating expenses in the second quarter 2005 amounted to $4.9 million, compared to $5.4 million in the second quarter 2004. For the six months ended June 30, 2005 and 2004, total operating expenses amounted to $10.4 million and $11.2 million, respectively. For 2004, the operating expenses of the Voice Technology Group (VTG) are included from the date of acquisition of January 23, 2004. During the third quarter 2004, management began formulating plans to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. When this centralization plan is completed in September 2005, operating expenses are expected to be reduced by $1.3 million annually. Most of the expected operating expense reductions associated with this program were realized by the end of the second quarter. While the Company continues to pursue its centralization plan, some part of these savings will be reinvested to stimulate future growth.

Selling and marketing expenses were $1.4 million and $1.6 million for the second quarter 2005 and 2004, respectively, and $2.8 million and $3.2 million for the six months ended June 30, 2005, and 2004, respectively. The overall decreases in selling and marketing expense for both comparative periods are a result of staff reductions in the Company's effort to centralize its sales organization.

Research and development expenses were $2.3 million and $2.6 million in the second quarter 2005 and 2004, respectively. The decrease in expense primarily reflects increased capitalized software development costs and reductions related to the Company's effort to centralize operations. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.7 million and $.6 million during the second quarter 2005 and 2004, respectively. Research and development expenses amounted to $4.9 million and $5.2 million, for the six months ended June 30, 2005 and 2004, respectively. The decrease in research and development expenses for this period was primarily a result of increased capitalized software development costs and reductions related to the Company's centralization plan, partially offset by the inclusion of VTG expenses for the full period in 2005. Amounts capitalized related to software development were $1.3 million and $1.1 million during the six months ended June 30, 2005 and 2004, respectively.

General and administrative expenses were $1.1 million in the second quarter 2005, compared to $1.2 million in the second quarter 2004. This decrease was a result of reduced costs related to the Company's efforts to centralize operations, partially offset by increases in corporate governance costs. For each of the six months ended June 30, 2005 and 2004, general and administrative expenses totaled $2.5 million.

Restructuring charges amounted to $.1 million in the second quarter 2005 and $.2 million in the six months ended June 30, 2005, compared to no restructuring charges incurred during 2004. Restructuring charges in 2005 relate primarily to severance payments associated with the Company's efforts to centralize its operations.

In the first quarter 2004, the Company recorded in-process research and development expense of $.2 million. This amount represented a charge for in-process research and development costs associated with the Mapletree Networks acquisition that were expensed in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility at the time of the acquisition.

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates in 2005, resulted in increased interest income for both the second quarter 2005 and for the six months ended June 30, 2005, compared to the corresponding periods of 2004. Also contributing to higher interest income was an increase in interest from a note receivable from an unconsolidated company based upon an increase in the principal amount.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. For the second quarter 2005 and 2004, the Company's effective tax rate was 29% and 31%, respectively. For the six months ended June 30, 2005 and 2004, the Company's effective tax rate was 29% and 33%, respectively. Decreases in the effective tax rate for the comparative periods were the result of changes in certain permanent items. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions which could affect the Company's current and future tax provisions. The Company is currently assessing any potential impact of these provisions.

Equity in Income of Unconsolidated Company. In the third quarter 2004, the Company sold its ownership interest in Momentum Computer, Inc., a developer of specialized single board computer products. During both the second quarter 2004 and for the six months ended June 30, 2004, the Company's allocation of Momentum's income amounted to $.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is its cash, cash equivalents and investments which totaled $29.4 million at June 30, 2005. The Company had working capital of $43.5 million and $41.6 million at June 30, 2005 and December 31, 2004, respectively.

Cash provided by operating activities amounted to $5.0 million for the first six months of 2005. This amount included net income of $1.3 million, non-cash charges related to depreciation and amortization of $1.3 million, and the reserve for inventory obsolescence of $.7 million. Cash provided by operations due to changes in operating assets and liabilities included a decrease in accounts receivable of $1.7 million resulting from decreased sales and improved collections during the six months ended June 30, 2005. A decrease in prepaid expenses related to the timing of income tax and other certain payments also resulted in an increase in operating cash of $.5 million.

On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union will become effective. This directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of a number of EU member countries has not yet been adopted, it is expected that the Company will not be able to sell non-RoHS compliant product to certain customers who intend to sell their finished goods in the EU after the effective date. At the present time, the majority of the Company's inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, a portion of the Company's inventory may become obsolete and unsaleable and, as a result, may have to be written off. In addition, prior to the effectiveness, the Company expects that its overall inventory balances will increase as it builds RoHS compliant product prior to the effective date. The Company is working closely with its customers and suppliers to minimize this impact. At this time, the Company is unable to quantify the potential financial impact, if any, of such obsolete inventory or increases in inventory levels.

Cash used by investing activities during the first six months of 2005 totaled $4.9 million. This utilization was primarily the result of net purchases of auction rate municipal securities of $3.4 million and the capitalization of software development costs amounting to $1.3 million.

Cash provided by financing activities amounted to $.4 million in the first six months of 2005 resulting from the exercise of stock options. On July 11, 2005, the Company announced that its Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10.0 million. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases, over the next twelve months. Repurchased shares will be used for the Company's stock option plan, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under this program.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first six months of 2005.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the first six months of 2005.

Current Position:

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and investments together with cash generated from operations should be sufficient to meet the Company's anticipated operating needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its growth and market penetration efforts. A future acqusition could have an impact on the Company's working capital, liquidity or capital resources, and the Company may need to raise additional capital to facilitate these efforts.

Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation (Revised
2004)" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The effective date of this statement was extended by the Securities and Exchange Commission and will be effective for the Company beginning January 1, 2006. As of the required effective date, all entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. An alternative method of application is available under SFAS No. 123R. Under the modified version of prospective application, compensation cost is recognized for the portion of outstanding stock-based awards for which the requisite service has not yet been rendered. The Company is currently assessing the impact this statement will have on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes," and
SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements."
SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Upon the adoption of SFAS No. 154 beginning January 1, 2006, the Company will apply the standard's guidance to changes in accounting methods as required. At this time, the Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial condition.

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

The Company's future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company's control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential delays associated with the purchase and implementation of an advanced planning and scheduling system, potential impairments of investments, and foreign regulations. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2004, as reported in its Annual Report on Form 10-K, and other documents as filed with the Securities and Exchange Commission.

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

   B.    Changes in Internal Controls Over Financial Reporting

         During the first quarter 2005, the Company completed the integration of the ERP systems and accounting functions of the Company's Voice Technology Group and Computing Products Group into the corporate ERP system and accounting function in Rochester, New York. During the second quarter 2005, transition of manufacturing operations for VTG products was completed and substantial progress was realized in transitioning the manufacturing of the Computing Products to Rochester. The Company's Chief Executive Officer and Chief Financial Officer evaluated these changes and concluded that the changes have not materially affected, or are not reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II. OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders was held June 2, 2005. The Directors elected at the meeting were as follows:
                                                     Votes Cast
Nominees                                          For           Withheld
--------                                      ----------       ----------
Bernard Kozel                                 11,453,292         335,649
Charles E. Maginness                           9,964,871       1,824,070
E. Mark Rajkowski                             11,599,053         189,888

John M. Slusser, Stuart B. Meisenzahl, Robert L. Tillman and Donald L. Turrell continue as Directors until the next Annual Meeting, or such times as their respective terms expire.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2005. 11,772,788 shares of common stock were voted in favor of this proposal, 10,903 shares of common stock were voted against this proposal, and 5,250 shares of common stock abstained.

ITEM 6.      EXHIBITS

       A.      Exhibits

               10.1      Named Executive Officer Compensation Summary Sheet

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


                               PERFORMANCE TECHNOLOGIES, INCORPORATED




August 9, 2005                          By: /s/   Donald L. Turrell
                                           ------------------------------
                                                  Donald L. Turrell
                                                  President and
                                                  Chief Executive Officer




August 9, 2005                          By: /s/   Dorrance W. Lamb
                                           ------------------------------
                                                  Dorrance W. Lamb
                                                  Chief Financial Officer and
                                                  Vice President of Finance

                                                                   Exhibit 10.1


                             Named Executive Officer
                                  Compensation
                                  Summary Sheet

The named executive officers of the Company serve at the discretion of the Board of Directors. From time to time, the Compensation Committee of the Board of Directors reviews and determines the salaries that are paid to the Company's named executive officers. The following table sets forth the annual salary rates for the Company's current named executive officers as of the date of this report on Form 10-Q (1)(2):


Donald L. Turrell
President and Chief Executive Officer                           $237,000

Dorrance W. Lamb
Chief Financial Officer and Vice President of Finance           $197,600

John J. Grana
Vice President of Engineering                                   $163,000

John J. Peters
Vice President of Engineering                                   $163,000

William E. Mahuson
Vice President                                                  $141,250

(1) The named executive officers were determined by reference to the Company's Proxy Statement dated May 2, 2005.

(2) For information regarding stock options and bonuses, see the Company's report on Form 8-K filed on May 24, 2005.

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


Date: August 9, 2005                       By:/s/   Donald L. Turrell
                                              ----------------------------
                                                    Donald L. Turrell
                                                    Chief Executive Officer

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

              a Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: August 9, 2005                       By:/s/   Dorrance W. Lamb
                                              -----------------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer

                                                                   Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Donald L. Turrell and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.




Date:  August 9, 2005                      By:/s/   Donald L. Turrell
                                              -------------------------------
                                                    Donald L. Turrell
                                                    President and Chief
                                                    Executive Officer




Date:  August 9, 2005                      By:/s/   Dorrance W. Lamb
                                              -------------------------------
                                                    Dorrance W. Lamb
                                                    Chief Financial Officer and
                                                    Vice President of Finance