Form 10-Q
period 2005-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2005-11-08
CIK 1003950

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------


                                    FORM 10-Q


(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2005
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
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

                               -----------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares outstanding of the registrant's common stock was 12,934,727 as of October 31, 2005.
--------------------------------------------------------------------------------

          PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                 INDEX

                                                                            Page

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

                Consolidated Balance Sheets as of September 30, 2005
                and December 31, 2004 (unaudited)                             3

                Consolidated Statements of Income for the Three and
                Nine Months Ended September 30, 2005 and 2004
                (unaudited)                                                   4

                Consolidated Statements of Cash Flows for the Nine
                Months Ended September 30, 2005 and 2004 (unaudited)          5

                Notes to Consolidated Financial Statements (unaudited)        6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk      23

Item 4.      Controls and Procedures                                         23


PART II. OTHER INFORMATION

Item 6.      Exhibits                                                        24

Signatures                                                                   24

                          PART I. FINANCIAL INFORMATION

ITEM 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                              September 30,      December 31,
                                                  2005               2004
                                           ----------------  ----------------
Current assets:
  Cash and cash equivalents                    $10,599,000       $10,361,000
  Investments                                   19,325,000        15,250,000
  Accounts receivable, net                       9,833,000        10,185,000
  Inventories, net                               6,753,000         6,573,000
  Prepaid income taxes                             260,000           771,000
  Prepaid expenses and other assets                248,000           801,000
  Deferred taxes                                 3,105,000         3,088,000
                                            ----------------  ----------------
       Total current assets                     50,123,000        47,029,000

Property, equipment and improvements, net        2,014,000         2,186,000
Software development costs, net                  4,430,000         3,653,000
Investment in unconsolidated company               248,000
Goodwill                                         4,143,000         4,143,000
                                            ----------------  ----------------
       Total assets                            $60,958,000       $57,011,000
                                            ================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 1,949,000       $ 1,476,000
  Accrued expenses                               4,283,000         3,916,000
                                            ----------------  ----------------
       Total current liabilities                 6,232,000         5,392,000

Deferred taxes                                   1,582,000         1,198,000
                                            ----------------  ----------------
       Total liabilities                         7,814,000         6,590,000
                                            ----------------  ----------------

Stockholders' equity:
  Preferred stock - $.01 par value;
    1,000,000 shares authorized; none issued
  Common stock - $.01 par value; 50,000,000
    shares authorized; 13,260,038 shares
    issued                                         133,000           133,000
  Additional paid-in capital                    13,636,000        13,476,000
  Retained earnings                             43,212,000        41,978,000
  Treasury stock - at cost; 385,332 and
    482,681 shares held at September 30,
    2005 and December 31, 2004, respectively    (3,837,000)       (5,188,000)
  Accumulated other comprehensive income                              22,000
                                            ----------------  ----------------
       Total stockholders' equity               53,144,000        50,421,000
                                            ----------------  ----------------
       Total liabilities and stockholders'
         equity                                $60,958,000       $57,011,000
                                            ================  ================

       The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                 2005         2004         2005         2004
                              -----------  -----------  -----------  -----------

Sales                         $12,343,000  $11,560,000  $36,302,000  $40,400,000
Cost of goods sold              6,153,000    6,608,000   18,531,000   20,849,000
                              -----------  -----------  -----------  -----------
Gross profit                    6,190,000    4,952,000   17,771,000   19,551,000
                              -----------  -----------  -----------  -----------

Operating expenses:
 Selling and marketing          1,342,000    1,568,000    4,187,000    4,769,000
 Research and development       2,677,000    2,398,000    7,550,000    7,610,000
 General and administrative     1,131,000      993,000    3,658,000    3,535,000
 Restructuring charges             53,000       12,000      249,000       12,000
 In-process research and
  development                                                            218,000
                              -----------  -----------  -----------  -----------
    Total operating expenses    5,203,000    4,971,000   15,644,000   16,144,000
                              -----------  -----------  -----------  -----------
Income(loss) from operations      987,000      (19,000)   2,127,000    3,407,000

Other income, net                 333,000      182,000      958,000      471,000
                              -----------  -----------  -----------  -----------
Income before income taxes,
 equity in income of
 unconsolidated company and
 gain on sale of investment     1,320,000      163,000    3,085,000    3,878,000

Income tax provision              383,000       51,000      895,000    1,270,000
                              -----------  -----------  -----------  -----------
Income before equity in income
 of unconsolidated company
 and gain on sale of
 investment                       937,000      112,000    2,190,000    2,608,000

Equity in income of
 unconsolidated company                         90,000                   182,000

Gain on sale of investment in
 unconsolidated company,
 net of tax                                  1,169,000                 1,169,000
                              -----------  -----------  -----------  -----------
    Net income                $   937,000  $ 1,371,000  $ 2,190,000  $ 3,959,000
                              ===========  ===========  ===========  ===========

Basic earnings per share      $       .07  $       .11  $       .17  $       .31
                              ===========  ===========  ===========  ===========
Diluted earnings per share    $       .07  $       .11  $       .17  $       .30
                              ===========  ===========  ===========  ===========
Weighted average number of
 common shares used in basic
 earnings per share            12,872,126   12,758,106   12,848,264   12,701,980
Potential common shares           207,314      289,213      276,238      666,761
Weighted average number of
 common shares used in        -----------  -----------  -----------  -----------
 diluted earnings per share    13,079,440   13,047,319   13,124,502   13,368,741
                              ===========  ===========  ===========  ===========

         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       2005           2004
                                                  -------------   -------------

Cash flows from operating activities:
Net income                                         $ 2,190,000     $ 3,959,000
Non-cash adjustments:
    Depreciation and amortization                    1,838,000       1,962,000
    Reserve for inventory obsolescence               1,254,000         561,000
    Tax benefit from stock option exercises            143,000
    Deferred taxes                                     367,000         108,000
    In-process research and development                                218,000
    Equity in income of unconsolidated company                        (182,000)
    Gain on sale of investment in unconsolidated
     company                                                        (1,169,000)
    Other                                               56,000          66,000

Changes in operating assets and liabilities, net
 of effects of acquisition:
    Accounts receivable                                316,000        (812,000)
    Inventories                                     (1,434,000)     (1,502,000)
    Prepaid expenses and other assets                  305,000          97,000
    Accounts payable and accrued expenses              840,000      (1,366,000)
    Income taxes payable and prepaid income taxes      511,000      (1,617,000)
                                                  -------------   -------------
      Net cash provided by operating activities      6,386,000         323,000
                                                  -------------   -------------

Cash flows from investing activities:
Purchases of property, equipment and improvements     (480,000)       (363,000)
Capitalized software development costs              (1,987,000)     (1,722,000)
Purchases of investments                           (57,325,000)    (31,650,000)
Proceeds from sales of investments                  53,250,000      33,500,000
Loan to unconsolidated company                                      (2,300,000)
Business acquisition                                                (7,044,000)
                                                  -------------   -------------
      Net cash used by investing activities         (6,542,000)     (9,579,000)
                                                  -------------   -------------

Cash flows from financing activities:
Proceeds from exercises of stock options               394,000       2,956,000
                                                  -------------   -------------
      Net cash provided by financing activities        394,000       2,956,000
                                                  -------------   -------------

      Net increase (decrease) in cash and cash
       equivalents                                     238,000      (6,300,000)

Cash and cash equivalents at beginning of period    10,361,000      12,639,000
                                                  -------------   -------------
Cash and cash equivalents at end of period         $10,599,000     $ 6,339,000
                                                  =============   =============

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

During the third quarter 2005, the Company received preferred stock of InSciTek Microsystems, Inc., in satisfaction of an interest payment of $248,000 due to the Company from InSciTek Microsystems, Inc.


      The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note A - Basis of Presentation
         ---------------------
The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2004, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B - Stock-Based Compensation and Earnings Per Share
         -----------------------------------------------
At September 30, 2005, the Company had stock options outstanding under three stock option plans. The Company accounts for the stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based compensation cost has been recognized in net income for the stock option plans. On March 25, 2005, the Company accelerated the vesting of 408,285 stock options whose exercise prices were greater than $15.11 to be fully vested on that date. As a result of the acceleration, the Company expects to reduce its exposure to the effects of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), "Share-Based Payment." Had compensation cost for the stock option awards under the plans been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    2005        2004        2005        2004
                                 ----------  ----------  ----------  ----------
Net income, as reported          $  937,000  $1,371,000  $2,190,000  $3,959,000
Add: Restricted stock
  compensation expense, net of
  tax                                 4,000       6,000      11,000      26,000
Deduct: Total stock-based
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                      (150,000)   (760,000) (2,440,000) (1,982,000)
                                 ----------  ----------  ----------  ----------
Pro forma net income (loss)      $  791,000  $  617,000  $ (239,000) $2,003,000
                                 ==========  ==========  ==========  ==========

Earnings (loss) per share:
Basic - as reported              $      .07  $      .11  $      .17  $      .31
                                 ==========  ==========  ==========  ==========
Basic - pro forma                $      .06  $      .05  $     (.02) $      .16
                                 ==========  ==========  ==========  ==========

Diluted - as reported            $      .07  $      .11  $      .17  $      .30
                                 ==========  ==========  ==========  ==========
Diluted - pro forma              $      .06  $      .05  $     (.02) $      .15
                                 ==========  ==========  ==========  ==========

During the nine months ended September 30, 2005, the Company granted 204,000 stock options. The assumption for vesting of stock options granted in 2005 and 2004 was generally 33% per year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004:
Dividend yields of 0% for both years; expected volatility ranges of 65% to 70% in 2005 and 68% to 69% in 2004, risk-free interest rate ranges of 3.3% to 3.7% in 2005 and 2.1% to 3.5% in 2004, and expected life ranges of one to three years for both years.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of dilutive stock options and the vesting of unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,263,000 and 1,575,000 options for the three months ended September 30, 2005 and 2004, respectively, and 1,184,000 and 939,000, for the nine months ended September 30, 2005 and 2004, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock for the respective periods.

During the nine months ended September 30, 2005, 97,349 common shares were issued upon exercise of stock options.

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

Note D - Inventories, net
         ----------------
Inventories consisted of the following:
                                           September 30,       December 31,
                                               2005                2004
                                          ---------------    ---------------

Purchased parts and components              $ 3,987,000        $ 3,638,000
Work in process                               4,065,000          3,947,000
Finished goods                                2,425,000          2,487,000
                                          ---------------    ---------------
                                             10,477,000         10,072,000
Less: reserve for inventory obsolescence     (3,724,000)        (3,499,000)
                                          ---------------    ---------------
   Net                                      $ 6,753,000        $ 6,573,000
                                          ===============    ===============

Note E - Investments
         -----------
In connection with the preparation of the Company's Annual Report on Form 10-K for 2004, the Company concluded that it was appropriate to classify auction rate municipal securities as investments. Previously, such investments were classified as cash equivalents. Accordingly, the Company revised the classification to report these securities as investments on the Consolidated Balance Sheets as of December 31, 2004. The Company recorded corresponding reclassifications in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, to reflect the gross purchases and sales of these securities as investing activities. This change in classification did not affect previously reported cash flows from operations or from financing activities or previously reported net income for any period. For the nine months ended September 30, 2004, net cash provided by investing activities related to these investments totaled $1,850,000, which was previously included in cash and cash equivalents in the Company's Consolidated Statements of Cash Flows.

At September 30, 2005, investments consisted of high grade, auction rate municipal securities which the Company has classified as available-for-sale. The contractual maturities of the available-for-sale securities at September 30, 2005 all exceeded five years.

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

Note F - Warranty Obligations
         --------------------
The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for the nine months ended September 30, 2005 and 2004 were as follows:

                                                 2005               2004
                                            ---------------    ---------------
Accrued warranty obligations, January 1,       $288,000           $233,000
Actual warranty experience                      (95,000)          (290,000)
Warranty provisions                             117,000            311,000
                                            ---------------    ---------------
Accrued warranty obligations, September 30,    $310,000           $254,000
                                            ===============    ===============

Note G - Investment in Unconsolidated Company
         ------------------------------------
On February 18, 2004, the Company entered into an agreement to invest up to $3,000,000 in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. During 2004, the Company invested $3,000,000 in conjunction with this agreement. As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3,000,000 as collection of this note was doubtful. Under the original terms of the note, the Company had the option to acquire ownership of InSciTek during a future specified period. The note bore interest at 10% annually and was convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal on the note was payable in full to the Company on December 31, 2008.

During the third quarter 2005, InSciTek received an investment from an outside party through the sale of series A preferred stock. In connection with that investment, the Company and InSciTek renegotiated the terms of the note. Under the amended terms, the Company forfeited the option to acquire ownership of InSciTek during a future specified period. In addition, all unpaid interest due to the Company at the date of closing, amounting to $248,000, was paid in the form of series A preferred stock of InSciTek. The note is now convertible into series 2 preferred stock of InSciTek. The Company may call the note in the future upon the occurrence of certain events.

Note H - Stock Repurchase Program
         ------------------------
On July 11, 2005, the Company announced that its Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases, over the next twelve months. Repurchased shares will be used for the Company's stock option plan, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under this program.

Note I - Credit Facility
         ---------------
On November 8, 2005, the Company executed a non-binding commitment letter with a bank which would provide the Company with a $5 million senior revolving credit facility. The facility would be used to finance working capital needs of the Company. Under the terms detailed in the commitment letter, the credit facility will allow for borrowings by the Company on a revolving basis with interest on borrowings at the bank's published prime rate. The facility will also include certain operating and financial covenants. It is expected that the Company will enter into the credit facility agreement during the fourth quarter 2005.

Note J - Recently Issued Accounting Pronouncements
         -----------------------------------------
In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation (Revised
2004)" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The effective date of this statement was extended by the Securities and Exchange Commission and will be effective for the Company beginning January 1, 2006. As of the required effective date, all entities that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. An alternative method of application is available under SFAS No. 123R. Under the modified version of prospective application, compensation cost is recognized for the portion of outstanding stock-based awards for which the requisite service has not yet been rendered. The Company is currently assessing the impact this statement will have on its financial statements.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS No. 153 effective for the third quarter 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company generally cannot make estimates until preliminary results for a financial quarter are known and analyzed. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

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

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. The Company's inventory includes purchased parts and components, work in process and finished goods. The Company provides inventory reserves for excess, obsolete or slow moving inventory after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see LIQUIDITY AND CAPITAL RESOURCES for further information on foreign regulations). The Company manages its exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

Carrying Value of Goodwill: The Company conducts tests for impairments of goodwill annually, at year end, or more frequently if circumstances indicate that the asset might be impaired. The Company believes that the accounting estimate related to goodwill is a "critical accounting estimate" because these impairment tests include management estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that the goodwill's carrying amount exceeds its fair value.

Overview

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company is a leading developer of platforms, components, software and services for the embedded systems market. This marketplace is comprised of several sectors, with telecommunications being the largest. A breakdown of applications that utilize the Company's products and platforms include:
Voice-over-IP (VoIP) representing approximately 40%, wireless infrastructure representing 40%, with the balance spread across various other communications, military and commercial applications.

The Company markets its products through its direct worldwide sales force under a variety of brand names including IPnexus(TM), SEGway(TM), NexusWare(TM) and Advanced Managed Platforms. The Company's products are sold as individual components or can be provided as fully integrated, purpose built, packet-based platforms for the embedded communications marketplace. When sold as integrated platforms (Advanced Managed Platforms) these products offer customers cost advantages, increase overall system reliability and performance, and improve time-to-market for their products. Since its introduction in 2003, the Advanced Managed Platform product line has realized more than 30 new design wins, with each expected to generate greater than $.5 million of annualized revenue when reaching production volumes. While only a small number of these design wins had reached production levels at the beginning of 2005, an increasing number of these design wins are moving to production this year.

The Company's wireless infrastructure business is reliant upon carrier spending to upgrade networks to next-generation equipment. During the third quarter 2005, shipments by the Company to the telecommunications equipment providers for domestic wireless network infrastructure were comparable to the previous quarter. Despite forward-looking visibility of customers' orders being very limited, management expects accelerated spending for wireless network infrastructure to begin in the fourth quarter 2005.

Several new products recently introduced by the Company include an AdvancedTCA
(ATCA) Advanced Managed Platform offering, a variety of media and packet-processing slot components and a new cost-effective IP-STP signaling system, which began shipping to telecommunications operators this quarter. Management believes these products provide both innovative solutions to customers and high-growth prospects for future Company revenue.

In October 2004, management announced commencement of a plan to centralize its multi-location operations and to streamline the organization. By the end of the first quarter 2005, the Company had completed centralization of all sales, marketing and accounting functions into corporate operations resulting in anticipated savings of $1.3 million per year. During the third quarter 2005, the transition of the remaining manufacturing functions into the Rochester manufacturing operation was completed, resulting in anticipated savings of $.7 million per year. Management expects a portion of the savings realized under this plan will be reinvested to stimulate future growth.

During the first quarter 2005, the Company announced that its president and chief executive officer, Donald Turrell, would leave the Company's executive management team by the end of 2005. On November 3, 2005, the Company announced that Michael P. Skarzynski was selected by the Company's Board of Directors to serve as president and chief executive officer. Mr. Skarzynski also joined the Board of Directors at that time. Mr. Turrell will maintain active involvement throughout the transition of the Company's change in leadership and expects to remain as a board member thereafter.

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

The Company's IPnexus product line, based on open system architectures, consists of a wide range of individual components which can also be provided as fully integrated, purpose built, packet-based platforms for the embedded communications marketplace.

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

There are identifiable risks associated with carrying out the Company's expansive product strategy in the current uncertain economic climate. Many of the Company's end markets are forecasted to show only modest growth in the near term. In order to realize growth in this environment, the Company will have to gain market share from competitors, many of whom are larger, more established companies with greater resources than the Company. Management believes that the Company's strategy of continuing to invest in new product development will enable the Company to compete in this economic environment.

Financial Information

Beginning on January 23, 2004, the Company's revenue and expenses reflect the operations of the Voice Technology Group (acquired from Mapletree Networks).

Revenue:
-------
Revenue in the third quarter 2005 amounted to $12.3 million, compared to $11.6 million in the corresponding quarter a year earlier. Revenue for the nine months ended September 30, 2005 amounted to $36.3 million, compared to $40.4 million for the first nine months of 2004.

Earnings:
--------
GAAP Information:

On a GAAP earnings basis, net income for the third quarter 2005 amounted to $.9 million, or $.07 per diluted share including restructuring charges related to cost improvement efforts amounting to $.1 million, or $.00 per diluted share, based on 13.1 million shares outstanding. Net income for the third quarter 2004 amounted to $1.4 million, or $.11 per diluted share based on 13.0 million shares outstanding.

GAAP net income for the nine months ended September 30, 2005 amounted to $2.2 million, or $.17 per diluted share including restructuring charges related to cost improvement efforts amounting to $.2 million, or $.01 per diluted share, based on 13.1 million shares outstanding. Net income for the first nine months of 2004 amounted to $4.0 million, or $.30 per diluted share based upon 13.4 million shares outstanding.

Non-GAAP Information:

Upon the occurrence of certain non-recurring items, the Company will calculate and report its results excluding these items from its GAAP net income to arrive at a non-GAAP measure of net income. Management believes that the presentation and disclosure of this non-GAAP net income measure provides another view of the operations and financial condition of the Company on the basis in which management operates the Company and the Board of Directors reviews its results. This non-GAAP net income measure is calculated by adjusting net income reported on a GAAP basis for items that the Company deems to be non-recurring and unusual or infrequent in their nature. The Company adjusts for these non-recurring items as these items are excluded from the Company's operational analysis, budgeting and forecasting functions. The use of this non-GAAP measure by the Company could result in potential limitations related to possible bank lending covenant violations, where certain covenants may be measured on GAAP results. The Company compensates for this potential limitation by attempting to enter into lending agreements under which covenants are calculated utilizing the Company's non-GAAP net income measure. At September 30, 2005, the Company was not a party to any lending arrangements. On November 8, 2005, the Company executed a non-binding commitment letter with a bank which would provide the Company with a $5 million senior revolving credit facility. Under the terms stated in the commitment letter, the Company will be subject to certain financial covenants under the credit facility that will be calculated utilizing the Company's non-GAAP measure described above. In the future, there can be no assurance that the Company will be successful in its efforts to obtain other lending arrangements under which certain covenants are calculated utilizing the non-GAAP net income measure described above.

There was no difference between GAAP net income and non-GAAP net income in the third quarter 2005 or for the nine months ended September 30, 2005.

During the third quarter 2004, the Company sold its minority interest in Momentum Computer, Inc., and realized a gain of $1.2 million, or $.09 per diluted share. On a non-GAAP basis, excluding this gain, net income for the three months ended September 30, 2004 amounted to $.2 million, or $.02 per diluted share based on 13.0 million shares outstanding.

During the first quarter 2004, the Company recorded in-process research and development costs associated with the acquisition of Mapletree Networks in the amount of $.2 million, or $.02 per diluted share. On a non-GAAP basis, excluding the in-process research and development costs and the gain realized on the sale of the minority interest, net income for the first nine months of 2004 amounted to $3.0 million, or $.22 per diluted share based on 13.4 million shares outstanding.

A reconciliation of GAAP net income to non-GAAP net income for the three and nine months ended September 30, 2004 is as follows:

                                                 Three Months   Nine Months
                                                    Ended          Ended
                                                  September      September
                                                  30, 2004       30, 2004
                                                -------------- --------------
        Net income, GAAP basis                    $1,371,000     $3,959,000
        Add (deduct) non-recurring items:
          Gain on sale of investment              (1,504,000)    (1,504,000)
          In-process research and development                       218,000
                                                -------------- --------------
        Total non-recurring items                 (1,504,000)    (1,286,000)
                                                -------------- --------------
        Total net income excluding non-recurring
          items before tax effect of non-
          recurring items                           (133,000)     2,673,000
        Tax effect of non-recurring items            335,000        335,000
                                                -------------- --------------
        Net income, non-GAAP basis                $  202,000     $3,008,000
                                                ============== ==============

Liquidity:
---------
Cash, cash equivalents and investments totaled $29.9 million and $25.6 million at September 30, 2005 and December 31, 2004, respectively, and the Company had no long-term debt at either date.

Centralization of Functions:
---------------------------
In October 2004, management announced commencement of a plan to centralize its multi-location operations and to streamline the organization. By the end of the first quarter 2005, the Company had completed the centralization of all sales, marketing and accounting functions into corporate operations resulting in anticipated savings of $1.3 million per year. During the third quarter 2005, the transition of the remaining manufacturing functions into the Rochester manufacturing operation was completed, resulting in anticipated savings of $.7 million per year. During the third quarter 2005, and for the nine months ended September 30, 2005, the Company incurred charges of $.1 million and $.2 million, respectively, related to these restructuring efforts. Management expects a portion of the savings realized under this plan will be reinvested to stimulate future growth.

Forward Looking Guidance for the Fourth Quarter 2005 (published October 27,
2005):

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

Management expects diluted earnings per share in the fourth quarter 2005 to be in the range of $.10 to $.13. Based upon the current business mix, the current backlog and review of sales forecasts, revenue is forecasted to be in the range of $13.0 million to $14.0 million in the fourth quarter 2005. Gross margin is expected to be approximately 50.0% to 51.5% and the effective income tax rate for the fourth quarter 2005 is expected to be 26%.

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

The Company modified its criteria for the measurement of "design wins" in the third quarter 2004 to provide greater accuracy in predicting forward looking potential for the Company and to assist in measuring day-to-day execution of product, sales and marketing programs. Prior the third quarter 2004, the Company reported design wins that were expected to generate greater than $1.0 million of annualized revenue. Upon the change in the measurement criteria, the Company began reporting design wins that were expected to generate greater than $.5 million of annualized revenue. During the third quarter 2005, the Company was notified of six design wins comprised of integrated platform solutions (with multiple products) (1), individual component design wins for IPnexus network access (2) and the SEGway(TM) product family (3). During the third quarter 2004, the Company was notified of six design wins comprised of integrated platform solutions (with multiple products) (4), individual component design wins for IPnexus network access (1) and IP switching products (1).

Management believes another key indicator for the Company's business is the volume of orders received from its customers. During weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. While forward-looking visibility for customer orders continues to be very limited, shipments to customers in the third quarter 2005 amounted to $12.3 million, compared to $11.6 million in the third quarter 2004. The increase in revenue in the third quarter 2005 relates to a higher demand for the Company's products.

More in-depth discussions of the Company's strategy and financial performance can be found in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

          Three and Nine Months Ended September 30, 2005, Compared with
                 Three and Nine Months Ended September 30, 2004

The following table presents the percentage of sales represented by each item in the Company's consolidated statements of income for the periods indicated. The table includes the results of operations of the Voice Technology Group, acquired by the Company in January 2004.

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    2005        2004        2005        2004
                                  --------    --------    --------    --------

Sales                              100.0%      100.0%      100.0%      100.0%
Cost of goods sold                  49.9        57.2        51.0        51.6
                                  --------    --------    --------    --------
Gross profit                        50.1        42.8        49.0        48.4
                                  --------    --------    --------    --------
Operating expenses:
  Selling and marketing             10.9        13.6        11.5        11.8
  Research and development          21.6        20.7        20.8        18.9
  General and administrative         9.2         8.6        10.1         8.8
  Restructuring charges              0.4         0.1         0.7
  In-process research and
   development                                                           0.5
                                  --------    --------    --------    --------
        Total operating expenses    42.1        43.0        43.1        40.0
                                  --------    --------    --------    --------
Income (loss) from operations        8.0        (0.2)        5.9         8.4

Other income, net                    2.7         1.6         2.6         1.2
                                  --------    --------    --------    --------
Income before income taxes,
  equity in income of
  unconsolidated company and
  gain on sale of investment        10.7         1.4         8.5         9.6
Income tax provision                 3.1          .4         2.5         3.1
                                  --------    --------    --------    --------

Income before equity in income
  of unconsolidated company and
  gain on sale of investment         7.6         1.0         6.0         6.5

Equity in income of
  unconsolidated company                         0.8                     0.4

Gain on sale of investment in
  unconsolidated company, net of
  tax                                           10.1                     2.9
                                  --------    --------    --------    --------
         Net income                  7.6%       11.9%        6.0%        9.8%
                                  ========    ========    ========    ========

Sales. Total revenue for the third quarter 2005 amounted to $12.3 million, compared to $11.6 million for the corresponding quarter in 2004. Revenue for the nine months ended September 30, 2005 amounted to $36.3 million, compared to $40.4 million in the corresponding period in 2004. In the third quarter 2005, the Voice Technology Group contributed $.7 million to revenue, compared to $.4 million in the third quarter of 2004. For the nine months ended September 30, 2005, the Voice Technology Group contributed $1.4 million of revenue, compared to a contribution of $1.9 million of revenue in the same period of 2004.

In the third quarter 2005, two customers each represented greater than 10% of the Company's sales. One customer represented 25% of sales and the other represented 14% of sales. The Company's four largest customers represented 48% of sales. During the third quarter 2004, two customers each comprised greater than 10% of sales and the Company's four largest customers represented 37% of sales.

For the nine months ended September 30, 2005, two customers each represented greater than 10% of revenue. One customer represented 21% of sales and the other represented 12% of sales. The Company's four largest customers contributed 44% to revenue. For the nine months ended September 30, 2004, three customers each represented greater than 10% of revenue and the Company's four largest customers contributed 40% to revenue.

Shipments to customers outside of the United States represented 46% and 43% of sales during the third quarter 2005 and 2004, respectively, and 42% and 34% of revenue for the nine months ended September 30, 2005 and 2004, respectively. In the third quarter 2005, and for the nine months ended September 30, 2005, shipments to the United Kingdom represented 15% and 13% of revenue, respectively. During the third quarter 2004, shipments to the United Kingdom represented 10% of revenue. Total shipments to a single foreign country did not exceed 10% of revenue during the nine months ended September 30, 2004.

For the periods indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products, IPnexus switching products and Other products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

                                 Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                  2005        2004        2005        2004
                               ----------  ----------  ----------  ----------
    Communications products        43%         42%         47%         48%
    Computing products             25%         35%         25%         35%
    IPnexus switching products     31%         21%         27%         16%
    Other products                  1%          2%          1%          1%
                               ----------  ----------  ----------  ----------
        Total                     100%        100%        100%        100%
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

Revenue from Communications products totaled $5.3 million and $4.9 million in the third quarter of 2005 and 2004, respectively. This revenue increase in 2005 of $.4 million, or 8%, reflects a general increase in business.

Communications product revenue for the nine months ended September 30, 2005 totaled $17.0 million, which represented a decrease of $2.4 million, or 12%, from $19.4 million in the corresponding period in 2004. The decrease in revenue in 2005 reflects one major customer in 2004 that, due to industry consolidation activity, unexpectedly ceased product requirements in the second quarter 2004. During the first nine months 2005, one new customer partially offset the lack of shipments to the major 2004 customer.

Computing products:

Computing products include integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue amounted to $3.1 million in the third quarter 2005, compared to $4.0 million in the third quarter 2004. The decrease in revenue in 2005 of $.9 million, or 23% reflects two major customers in 2004 whose product requirements, due to market conditions, ceased altogether by the end of 2004. One major customer in 2005 partially offset the lack of shipments to the two 2004 customers.

Computing products revenue for the nine months ended September 30, 2005 totaled $9.2 million, compared to $13.9 million for the corresponding period in 2004. The decrease in revenue in 2005 of $4.7 million, or 34%, reflects two major customers in 2004, who, due to market conditions, ceased purchasing product by the end of 2004. One major customer in 2005 partially offset the lack of shipments to the two 2004 customers.

IPnexus switching products:

The Company's IPnexus switching product family has been designed for the rigorous requirements of the embedded systems that use the industry standard PICMG 2.16 architecture.

Revenue from switching products amounted to $3.8 million in the third quarter 2005, compared to $2.5 million the third quarter 2004. This increase in revenue in 2005 of $1.3 million, or 52%, reflects increased orders from a major customer during the third quarter 2005.

For the nine months ended September 30, 2005, revenue from switching products amounted to $9.6 million, compared to $6.5 million for the corresponding period in 2004. The increase in revenue in 2005 of $3.1 million, or 48%, was primarily attributable to increased sales to a wide variety of switch customers and one major customer.

Other products:

This revenue is primarily related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly and annual basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 50.1% and 42.8% of sales in the third quarter 2005 and 2004, respectively. The increase in gross margin was a result of a change in product mix from lower margin products (Computing products) to higher margin products (IPnexus switching products), cost reductions related to the Company's effort to consolidate manufacturing locations and an increase in total shipments which spread fixed manufacturing overhead costs over more units. For the nine months ended September 30, 2005 and 2004, gross margin was 49.0% and 48.4%, respectively. Gross margin in the first nine months of 2005 reflects a positive change in product mix, from lower margin products (Computing products) to higher margin products (IPnexus switching products) and the cost savings related to the Company's centralization efforts. However, due to the lower volumes in 2005, fixed manufacturing costs were spread over fewer units, thereby negatively impacting the overall gross margin.

Total Operating Expenses. Total operating expenses for the third quarter 2005 amounted to $5.2 million, compared to $5.0 million in the third quarter 2004. For the nine months ended September 30, 2005 and 2004, total operating expenses amounted to $15.6 million and $16.1 million, respectively. For 2004, the operating expenses of the Voice Technology Group (VTG) are included from the date of acquisition of January 23, 2004. In October 2004, management announced commencement of a plan to centralize its multi-location operations and to streamline the organization. By the end of the first quarter 2005, the Company had completed centralization of all sales, marketing and accounting functions into corporate operations resulting in anticipated savings of $1.3 million per year. Management expects a portion of the savings under this plan will be reinvested to stimulate future growth.

Selling and marketing expenses were $1.3 million and $1.6 million for the third quarter 2005 and 2004, respectively, and $4.2 million and $4.8 million for the nine months ended September 30, 2005, and 2004, respectively. The decreases in selling and marketing expense for the 2005 periods, compared to the respective periods in 2004 are primarily the result of staff reductions in the sales organization.

Research and development expenses were $2.7 million and $2.4 million in the third quarter 2005 and 2004, respectively. The increase in expense in 2005 primarily reflects an increase in product certification costs and prototype costs for new product development. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.7 million and $.6 million during the third quarter 2005 and 2004, respectively. Research and development expenses amounted to $7.6 million for both the nine months ended September 30, 2005 and 2004. For the comparative periods, an increase in capitalized software development costs was offset by an increase in product certification and prototype costs. Amounts capitalized related to software development were $2.0 million and $1.7 million during the nine months ended September 30, 2005 and 2004, respectively.

General and administrative expenses were $1.1 million in the third quarter 2005, compared to $1.0 million in the third quarter 2004. The increase in expense in 2005 of $.1 million is primarily the result of increased corporate governance costs including Sarbanes-Oxley compliance, which were partially offset by savings realized under the Company's centralization plan. For the nine months ended September 30, 2005, general and administrative expenses totaled $3.7 million, compared to $3.5 million for the same period in 2004. The increase in expense in 2005 was also the result of increased corporate governance costs including Sarbanes-Oxley compliance, which were partially offset by costs savings realized under the Company's centralization plan.

Restructuring charges amounted to $.1 million in the third quarter 2005 and $.2 million in the nine months ended September 30, 2005, compared to no restructuring charges incurred during 2004. Restructuring charges in 2005 relate primarily to severance payments associated with the Company's efforts to centralize its operations.

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

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates in 2005 resulted in increased interest income for both the third quarter 2005 and for the nine months ended September 30, 2005, compared to the corresponding periods in 2004. In 2005, an increase in the principal amount of a note receivable from an unconsolidated company also contributed to higher interest income for the first nine months of 2005, compared to 2004. During the third quarter 2005, the unpaid interest due to the Company under this note receivable was converted into an investment in preferred stock of the unconsolidated company.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. For the third quarter 2005 and 2004, the Company's effective tax rate was 29% and 31%, respectively. For the nine months ended September 30, 2005 and 2004, the Company's effective tax rate was 29% and 33%, respectively. During the third quarter 2005, the Company revised its estimated annual income tax rate and also recorded tax expense for certain discrete events that took place during the third quarter 2005. These discrete events included a tax benefit related to foreign exchange losses of the Company's Canadian subsidiary and tax expense for the establishment of a valuation allowance against the net deferred tax assets of the Company's Canadian subsidiary. This valuation allowance was recorded due to changes in judgment as to the realizability of the deferred tax assets in future periods.

On October 22, 2004 "The American Jobs Creation Act of 2004" was signed into law. The Act includes a temporary incentive for U.S. companies to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. Management has not yet decided on whether, and to what extent, the Company might repatriate foreign earnings as a result of the Jobs Creation Act. Accordingly, the impact of the repatriation provision has not been considered in the Company's calculation of its income tax provision.

Equity in Income of Unconsolidated Company. In the third quarter 2004, the Company sold its ownership interest in Momentum Computer, Inc., a developer of specialized single board computer products. During the third quarter 2004 and for the nine months ended September 30, 2004, the Company's allocation of Momentum's income amounted to $.1 million and $.2 million, respectively.

Gain on Sale of Investment in Unconsolidated Company, net of tax. In the third quarter 2004, the Company sold its minority interest in Momentum Computer, Inc. and realized an after tax gain of $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is its cash, cash equivalents and investments which totaled $29.9 million at September 30, 2005. The Company had working capital of $43.9 million and $41.6 million at September 30, 2005 and December 31, 2004, respectively.

Cash provided by operating activities amounted to $6.4 million for the nine months ended September 30, 2005. This amount included net income of $2.2 million, non-cash charges related to depreciation and amortization of $1.8 million, and a reserve for inventory obsolescence of $1.3 million. Cash provided by operations due to changes in operating assets and liabilities included a decrease in cash associated with an increase in inventory of $1.4 million. The increase in inventory is a result of increased purchases by the Company made in order to meet future demand expectations. Payments related to the timing of income tax payments, accounts payable and accrued expenses resulted in an increase in operating cash of $1.4 million.

On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union will become effective. This directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of a number of EU member countries has not yet been adopted, it is expected that the Company will not be able to sell non-RoHS compliant product to certain customers who intend to sell their finished goods in the EU after the effective date. At the present time, the majority of the Company's inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, a portion of the Company's inventory may become obsolete and unsaleable and, as a result, may have to be written off. In addition, prior to the effectiveness, the Company expects that its overall inventory balances will increase as it builds RoHS compliant product prior to the effective date. The Company is working closely with its customers and suppliers to minimize this impact. During the third quarter 2005, the Company began limited test production of RoHS compliant products. In connection with this production and expected future needs under the compliance program, the Company purchased additional inventory amounting to $.5 million. Management is closely monitoring inventory purchases, inventory needs and sales efforts related to this compliance program. However, there can be no assurance that the Company will be successful in reducing its non-compliant products prior to the effective date and, in the future, the Company may incur inventory obsolescence charges related to unsaleable non-compliant products.

Cash used by investing activities during the first nine months of 2005 totaled $6.5 million. This utilization was primarily the result of net purchases of auction rate municipal securities of $4.1 million and the capitalization of software development costs amounting to $2.0 million.

Cash provided by financing activities for the first nine months of 2005 amounted to $.4 million, resulting from the exercise of stock options. On July 11, 2005, the Company announced that its Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10.0 million. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases, over the next twelve months. Repurchased shares will be used for the Company's stock option plan, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under this program.

On November 8, 2005, the Company executed a non-binding commitment letter with a bank which would provide the Company with a $5 million senior revolving credit facility. The facility would be used to finance working capital needs of the Company. Under the terms detailed in the commitment letter, the credit facility will allow for borrowings by the Company on a revolving basis with interest on borrowings at the bank's published prime rate. The facility will also include certain operating and financial covenants. It is expected that the Company will enter into the credit facility agreement during the fourth quarter 2005.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first nine months of 2005.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the first nine months of 2005.

Current Position:

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and investments together with cash generated from operations should be sufficient to meet the Company's anticipated operating needs, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its growth and market penetration efforts. A future acquisition could have an impact on the Company's working capital, liquidity or capital resources, and the Company may need to raise additional capital to facilitate these efforts.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS No. 153 effective for third quarter 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's consolidated results of operations and financial condition.

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

    B.   Changes in Internal Controls Over Financial Reporting

         During the first quarter 2005, the Company completed the integration of the ERP systems and accounting functions of the Company's Voice Technology Group and Computing Products Group into the corporate ERP system and accounting function in Rochester, New York. During the second quarter 2005, transition of manufacturing operations for VTG products was completed and substantial progress was realized in transitioning the manufacturing of the Computing products to Rochester. During the third quarter 2005, the Company completed the transition of the manufacturing of the Computing products to Rochester. The Company's Chief Executive Officer and Chief Financial Officer evaluated these changes and concluded that the changes have not materially affected, or are not reasonably likely to materially affect, the Company's internal controls over financial reporting. There were no other changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                   PERFORMANCE TECHNOLOGIES, INCORPORATED


November 8, 2005                              By: /s/   Michael P. Skarzynski
                                                  -----------------------------
                                                        Michael P. Skarzynski
                                                        President and
                                                        Chief Executive Officer

November 8, 2005                              By: /s/   Dorrance W. Lamb
                                                  -----------------------------
                                                        Dorrance W. Lamb
                                                        Chief Financial Officer
                                                        and Vice President of
                                                        Finance

                                                                   Exhibit 31.1

                    Certification of Chief Executive Officer

I, Michael P. Skarzynski certify that:

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


Date: November 8, 2005                            By:/s/ Michael P. Skarzynski
                                                     -------------------------
                                                         Michael P. Skarzynski
                                                         Chief Executive Officer

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


Date: November 8, 2005                        By:/s/   Dorrance W. Lamb
                                                 ----------------------------
                                                       Dorrance W. Lamb
                                                       Chief Financial Officer

                                                                    Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Michael P. Skarzynski and Dorrance
W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.



Date: November 8, 2005                             By:/s/  Michael P. Skarzynski
                                                      --------------------------
                                                           Michael P. Skarzynski
                                                           President and Chief
                                                           Executive Officer

Date: November 8, 2005                             By:/s/  Dorrance W. Lamb
                                                      --------------------------
                                                           Dorrance W. Lamb
                                                           Chief Financial
                                                           Officer and Vice
                                                           President of Finance