Form 10-K
period 2005-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2006-03-16
CIK 1003950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 --------------

                                    FORM 10-K
                                 --------------
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                      For the Fiscal Year Ended December 31, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                      For the transition period from ____ to ____

                         Commission File Number 0-27460

                     PERFORMANCE TECHNOLOGIES, INCORPORATED

           Incorporated pursuant to the Laws of the State of Delaware

        Internal Revenue Service - Employer Identification No. 16-1158413

                205 Indigo Creek Drive, Rochester, New York 14626

                                 (585) 256-0200

        Securities registered pursuant to section 12(b) of the Act: NONE

           Securities registered pursuant to section 12(g) of the Act:
                    COMMON STOCK, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2005 was approximately $63,198,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 13,098,659 as of March 2, 2006.

                       Documents Incorporated by Reference
The information called for by Items 10-14 of Part III, except for the equity plan information required by Item 12, which is set forth herein, is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 25, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K
                                                                          Page
PART I                                                                    ----
------
Item 1    Business                                                           4

Item 1A   Risk Factors                                                      15

Item 1B   Unresolved Staff Comments                                         19

Item 2    Properties                                                        19

Item 3    Legal Proceedings                                                 19

Item 4    Submission of Matters to a Vote of Security Holders               19


PART II
-------
Item 5    Market for the Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities     20

Item 6    Selected Financial Data                                           20

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         21

Item 7A   Quantitative and Qualitative Disclosures About Market Risk        40

Item 8    Financial Statements and Supplementary Data                       40

Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          63

Item 9A   Controls and Procedures                                           64

Item 9B   Other Information                                                 65

PART III
--------
Item 10   Directors and Executive Officers of the Registrant                65

Item 11   Executive Compensation                                            65

Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   65

Item 13   Certain Relationships and Related Transactions                    66

Item 14   Principal Accountant Fees and Services                            66

PART IV
-------
Item 15   Exhibits and Financial Statement Schedule                         67

ITEM 1 - Business
         --------
Overview

Performance Technologies, Incorporated (the "Company") is a leading developer of communications platforms and systems for the embedded systems marketplace, which are used in a broad range of applications and end markets.

Since its founding in 1981, the Company has consistently designed innovative, standards-based embedded products and component solutions that focus on attributes such as reduced time-to-market, enhanced performance, high availability and cost advantages for communications equipment manufacturers that serve the telecommunications, defense and homeland security, and commercial markets. The Company has a history of successfully adapting its products and services to a constantly changing, technology-driven marketplace. During its twenty-five year history, the Company has successfully grown and prospered by pursuing this business model through the course of several business cycles.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in ITEM 1A of this Form 10-K. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing capacity and arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments and foreign regulations. In addition, during weak economic periods, customers' visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

The Company's Web site address is www.pt.com. The Company makes available free of charge via a hypertext link on its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company will provide this information upon written request to the attention of the Chief Financial Officer, Performance Technologies, Incorporated, 205 Indigo Creek Drive, Rochester, New York 14626. Information is also available through the SEC Web site at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Year 2005 Highlights

During 2005, the Company noted the following significant events and occurrences:

   o The Board of Directors appointed Michael Skarzynski as President and CEO on November 3, 2005, succeeding Donald Turrell.

   o The Company achieved 25 new design wins in 2005, including eight new design wins in the fourth quarter.

   o In our Advanced Managed Platform(TM) product line, the Company added several new blade products, improved interoperability and enhanced value-added support services. Overall, the Company continued to strengthen its position as an integrated platform supplier.

   o During most of 2005, an overall increase in activity was seen in our three main vertical markets - telecommunications, defense and homeland security, and commercial - with platforms serving as the activity driver.

   o The telecommunications market, our largest served, remains dependent on carriers spending for network infrastructure build-out to the next-generation equipment. In 2005, the carriers increased spending on both infrastructure build-outs and upgrades, but carrier spending was still moderate with spending targeted at specific expansion opportunities.

   o The Company completed its plan, announced in October 2004, to centralize its multi-location operations and to streamline the organization. This plan involved centralizing sales, marketing, accounting and manufacturing functions, and reduced expense levels by approximately $2.0 million annually.

As the Company entered 2005, management identified several areas to strengthen and promote our platform products and business.

These initiatives included:

1) Continued expansion of our Advanced Managed Platform Product line:

Critical to our growth is the ongoing development and expansion of the Company's portfolio of fully managed, packet-based platforms. The Advanced Managed Platform offering allows equipment manufacturers of next-generation equipment to reduce design complexity while increasing overall system reliability and performance. From a market perspective, the Advanced Managed Platform line is a viable alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for designing high availability into their applications using a flexible and scalable architecture. Since the introduction of the Advanced Managed Platform in 2003, the Company realized more than 30 new design wins for its integrated platform products.

2) Expansion of IP Products:

The Company developed and introduced a significant number of new products in 2005 directed at IP/packet-based communication applications including:

              Switch Products: The Company's focus in 2005 was the enhancement of its Gigabit Ethernet switch products with carrier-grade network routing and security capabilities. With the introduction of our Gigabit class products, the Company's family of embedded Ethernet switching products has become more than 25% of the Company's business.

              Access Products: During 2005, the Company continued to enhance its network access products for connectivity to the global telecom infrastructure. This product family is intended to offer powerful packet processing solutions for emerging "user based" services that will become an important economic element in contemporary IP-based networks.

              Network Products: The Company continued to expand its line of network processing engines, voice processing products and single board computers for embedded applications during 2005. These new products are designed to utilize the advancing capability of memory and microprocessor technologies, including new dual-core processor architectures which can greatly expand system capabilities.

3) New Signaling Products:

Market launch of the SEGway(TM) 6300 Compact-STP Signaling Products: During 2005, the Company introduced a new Compact Signaling Transfer Point, or Compact-STP, targeted at the small to mid-sized carrier market. Signaling revenue grew by over 100% in 2005, from 2004, and management believes the SEGway 6300 has significant market potential.

4) NexusWare(TM):

The Company's software products and expertise continue to be a key differentiating factor for Performance Technologies' products. The Company bases its software environment, tools and application interfaces on the popular and rapidly growing Linux operating system and sells these products under the trade name of NexusWare. Performance Technologies released major enhancements to its NexusWare software during 2005 and NexusWare won the INTERNET TELEPHONY(R) Magazine Product of the Year award. Management believes that the NexusWare software suite provides distinct advantages unmatched by competitive offerings and is an important enabler for our customers.

5) Consolidation of Manufacturing:

In 2004, the Company conducted manufacturing in Rochester, New York and San Luis Obispo, California. To gain efficiencies and reduce operating costs, the Company consolidated manufacturing into its Rochester, New York facility. This consolidation was completed in the third quarter 2005 and expected benefits in both savings and efficiencies are being realized.

Industry Overview

The Company is a supplier of communications platforms and systems that are based on open standards. These platform solutions can be specifically configured using various blade components, often from one or more suppliers, to meet a variety of end applications found in markets such as telecommunications infrastructure, data communications infrastructure, defense and homeland security communications and commercial.

The Company's customers are primarily equipment manufacturers in the telecommunications, data communications, defense and homeland security and commercial markets. Throughout 2005, our customers focused their efforts and spending on new product development, but are operating with scaled down business models caused by the market contraction in recent years.

Industry market research organizations are estimating the worldwide embedded systems market amounted to $40 billion in size in 2005. Traditionally, the largest segment of this market has used "proprietary," purpose-built embedded systems and products. Embedded systems built on open standards comprise about 10%, or $4 billion of this market. While proprietary systems are expected to continue to dominate this market, a growing share of embedded systems being implemented, especially in the more limited markets served by the Company, are expected to use open standards-based products.

There are two driving factors behind this changing paradigm: First, systems are becoming increasingly integrated and more complex, requiring larger investments and longer lead times to design. Second, customers have downsized engineering staffs over the past several years and are increasingly relying on outsourced development partners to assist in new product development. Relying on development partners, such as Performance Technologies, allows customers to meet the competitive pressures of "time-to-market" found in most technology businesses.

Due to these changes, telecom and data communications equipment manufacturers appear to be increasing their reliance on companies such as Performance Technologies to provide application ready platforms. This allows these suppliers to concentrate their efforts and expertise on their "value-add applications and services," which typically includes software and additional hardware elements directed toward specific applications.

The Company continues to enhance its ability to supply embedded communications platforms based on the use of Ethernet technology as a fundamental element of the system design. During 2005, the Company's Advanced Managed Platform design wins were based on this standard, showing ongoing acceptance by equipment manufacturers who incorporated this standard into their next-generation products. Central to this architectural concept is the use of embedded Ethernet switches and Ethernet technology for connectivity between the blades in a system and the introduction of System Management blades to provide much greater levels of control and reliability for carrier-grade communications systems. Our engineering strengths and expertise continue to place the Company in a favorable position to participate in new design opportunities with customers.

To further bolster its Advanced Managed Platform products, the Company continued aggressive development of its comprehensive line of embedded Ethernet switches. Despite a modest economy, the Company's Ethernet switches have had noteworthy adoption among major customers and again showed noteworthy revenue growth in 2005. Management believes that the Company is the leading supplier of carrier-grade embedded switching technology and that this product line will continue to be a key element of the Company's Advanced Managed Platform product family. These switch products are also expected to provide notable growth as a stand-alone component sold for third party integration into their customers' embedded platforms.

The Company's principal customers are equipment manufacturers serving the telecommunications market and these customers are highly dependent on the capital spending by carriers directed at upgrading their network infrastructure to next-generation equipment. Domestic carrier spending during 2005 did not meet market expectations. However, in the European and Asia-Pacific regions, telecommunications continued to demonstrate important growth. During 2005, Company sales in the European region continued to expand with significant customers in the United Kingdom and in France. Based on the Company's IP network focus, these geographic areas are expected to continue to represent important market opportunities for the Company's products.

Strategy

The Company has a history of successfully adapting its products and services to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981.

Beginning in 2003, a new product strategy was adopted. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded communications marketplace. Throughout 2005, the Company continued to focus its operating efforts on this strategy. This line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. The Company's strategy also enables customers to replace proprietary or legacy platforms with the latest generation of fully managed system functionality.

Through its acquisitions and internal investments over the past several years, management believes this strategy has moved the Company from a position of addressing approximately 20% of the available market served in 2002, to a position of addressing over 60% of the available market served by the end of 2005.

The Company's goal is to drive sustained and profitable revenue growth. The Company expects to achieve this objective through a combination of organic growth and acquisitions. To move forward into 2006 and establish a foundation upon which the Company can reach its aggressive growth goals, a company-wide transformation is underway. The transformation will move the Company from its traditional engineering and technology focus, to a new emphasis on sales and marketing. Management's energies and the Company's resources are being refocused on these objectives.

The Company's transformation activities identified for 2006 are as follows:

         Continue Emphasis on Platform and Product Innovation: The Company funds its engineering organization with more than 20% of every revenue dollar. During 2006, management expects to continue to drive the development of new platforms and products in an effort to offer our customers critical advances in new form factors, hardware functions, software and architectural technologies. In addition, the Company is taking a fresh look at prioritizing its research and development programs with a view toward focusing efforts on strategic areas.

         Increase Emphasis on Sales and Marketing: For 25 years, Performance Technologies has been a leader in the industry in product innovation. To properly penetrate its target markets and achieve its aggressive growth goals, the Company expects to take on a stronger sales and marketing orientation by increasing staffing and resources to facilitate this penetration.

         Establish Growth in Target Countries: In 2006, by adding direct sales people to focus on these countries, the Company will focus on its ten top country markets including (in alphabetical order) Canada, China, France, Germany, Italy, Israel, Japan, Korea, United Kingdom and the United States.

         M&A Activities: The Company is seeking opportunities to accelerate growth through mergers, acquisition and licensing transactions. These efforts are targeted at adding products to the Advanced Managed Platform and SEGway signaling product line as well as application areas which can add value in addressing customer requirements.

Certainly, there are identifiable risks associated with carrying out the Company's profitable growth strategies in the current uncertain economic climate. Many of the Company's end markets are forecasted to show only modest growth in 2006. In order to realize growth in this environment, the Company will have to gain market share from competitors. Management believes that based on its analysis of the marketplace and the Company's strengthened and innovative product portfolio, the identified risks are manageable. If successful, management believes these initiatives will continue to reposition the Company as an important strategic partner with many of its customers, thereby increasing their utilization of the Company's broadened product capabilities. If the business cycle starts to show improvement, it is further expected that these ongoing 2006 initiatives can yield significant rewards through accelerated revenue and profitable growth.

Management expects to place greater emphasis on sales and marketing to achieve its revenue objective and expects to decrease other operating expense levels during the year. In an improving business environment and with revenue expansion, the Company should move toward higher levels of profitability.

Products

Performance Technologies is a supplier of communications platforms and systems for the embedded systems marketplace which are used in a broad range of communications applications including telecommunications, defense and homeland security, and commercial.

The Company markets its products under a variety of brand names including IPnexus(R), SEGway, NexusWare and Advanced Managed Platforms.

The Advanced Managed Platforms product line offered by the Company is based on open standards architectures and consists of a wide range of building blocks, which can be mixed and matched to construct IP packet-based integrated platforms.

Throughout 2005, the Company continued to sell and further commercialize various platform configurations allowing customers to select the appropriate platform, blade components and software to fit system and application requirements with full confidence that all elements have been designed to work together.

Advanced Managed Platforms: In 2003, the Company introduced a new line of application-ready platforms marketed under the trade name Advanced Managed Platform. Today, this product line contains the Company's latest generation of configurable, fully-managed and redundant packet-based platforms targeted at communications applications which leverage all of our blade-based products. This platform line is based on an architecture referred to as PICMG(R), which is an embedded technology developed by the Company and adopted as an industry standard. The Company is participating in the development of a new family of PICMG standards known as Advanced Telecommunications Computing Architecture, or AdvancedTCA(R) (aTCA), or PICMG 3.x. The Company's Advanced Managed Platforms offer distinct cost advantages while allowing developers of next-generation systems to reduce design complexity with increased overall system reliability and performance. From a market perspective, the Advanced Managed Platform line continues to prove itself as a viable alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for designing high availability into their applications using a flexible and scalable architecture. Since the introduction of the Advanced Managed Platform, the Company has realized more than 30 design wins of varying sizes for its integrated platform products.

Key elements of the Company's Advanced Managed Platforms include Ethernet switching elements which operate as the "nexus" of its IP packet switching functionality, and the Intelligent Shelf Management which offers the ability to effectively manage the operation of all products within the platform.

Compute Products: Traditional single board computers continue to play a significant role in embedded platforms. The Company introduced new compute products in 2005 and will continue product introductions in 2006 based on higher-performance dual-core processors and higher capacity memory products. These new products will be especially applicable to IP packet-based systems.

Network Access and Communications Products: The Company's network access and communications products function in a broad range of telecommunications and data communications applications. Performance Technologies' access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare core software and our complete line of communications protocols. Several new products began shipping in 2005 and new products are on the road map for 2006 and 2007. The access product family includes stand-alone communication servers and embedded access products that operate as part of systems based on a variety of open standards.

Software and Middleware: NexusWare, the central element of our entire software offering, is a key differentiating factor in the embedded platform marketplace and we are happy to report that it was awarded the INTERNET TELEPHONY Magazine Product of the Year award. NexusWare includes a comprehensive Linux-based development environment that can be supplied either as part of an Advanced Managed Platform, or with the Company's individual blade products. NexusWare is specifically tailored to assist system engineers in rapidly integrating and developing packet-based embedded systems, while leveraging a robust and standardized software foundation that uses the Linux operating system.

The Company introduced its NexusWare software suite in 2001 and it currently generates additional software license revenue for the Company. Management believes the NexusWare software differentiates the Company's product offering and gives it an important competitive advantage in the market.

Another important aspect of the Company's software offering is the extensive communications software protocols that can be licensed to customers for a variety of applications. Protocol functions include standard communication packages such as X.25, Frame Relay, and SS7 and SS7/IP signaling software, and specialized packages such as radar protocols used in weather tracking, air traffic control, and military communications applications.

Embedded Products Customers. Announced customers for our embedded products include: ADLINK Technology, Inc., Agilent Technologies, Alcatel, APW/Electronic Solutions, AudioCodes, Data Connection, General Dynamics, Hewlett Packard, Lucent, Motorola, Nortel, Northrup Grumman, Polycom, Raytheon, Siemens, Stratus and Walkersun.

AdvancedTCA (aTCA): The Company is participating in developing a new open standard known as PICMG 3.x, or AdvancedTCA, or aTCA. This large, telecommunications-centric architecture is gaining industry following and is expected to be a complementary alternative to the PICMG 2.16 standard that the Company has developed for its current products. Development for PICMG 3.x products began in 2004 for a new managed platform. Evaluation products were released in mid-2005 utilizing this emerging standard and PICMG 3.x products are expected to become an important part of the Company's product offering as this technology gains greater market acceptance.

Voice Technology Products: The 2004 acquisition of technology from Mapletree Networks, Inc., brought the Company several products for the processing of voice and fax information. The voice aspect of this product line is an integral part of all VoIP media gateway systems. In January 2006, the Company announced that it is closing its Norwood, Massachusetts engineering center and transitioning the voice and fax processing products and customer support to other Company engineering centers.

SEGway Signaling Products. The Company's SEGway signaling products provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network architectures and also enable the transport of signaling messages over IP networks. When used in conjunction with softswitches, media gateways and application servers, SEGway signaling products can provide the call control functionality or service processing capabilities of traditional class 4 and class 5 PSTN switches.

Performance Technologies offers a unique suite of signaling solutions in stand-alone or embedded platform models suitable for telephony equipment manufacturers, telephony service providers and new or existing carriers. Powered by carrier-grade SS7 and SS7/IP signaling software, SEGway products are designed for easy installation and network management and are priced to ensure carriers save money in meeting the demands of their high growth SS7 networks.

2005 saw the market launch of the Company's latest Signaling Transfer Point, the SEGway 6300 Compact-STP. The new Compact-STP provides advantages in both size and economics for the tier 2 and tier 3 carrier market. In an era of fiscal responsibility and managed growth within the carriers, management believes the SEGway 6300 has significant potential in today's buying climate.

The Company's Signaling Blade product provides OEMs with all the functional capabilities needed to front-end applications requiring access to the SS7 network. This product incorporates a robust SS7 stack on top of the Company's NexusWare software to provide customers with a complete SS7 platform.

Announced customers for the SEGway Signaling products include: Alcatel, Comfone, Ericsson, GeoLink, Lucent, Nortel, Rural Cellular, Siemens, Swisscom, TelAlaska, Telecom Italia Sparkle, Telefonica Moviles Espana, Teleglobe and TSI Telecommunications Services.

Sales, Marketing and Distribution

The Company markets its products worldwide to a variety of customers through its direct sales force and various channels including OEMs, Value Added Resellers
(VARs), distributors and systems integrators. The majority of the Company's North American business is sold through the Company's direct sales force.

Due to the highly technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the embedded systems, networking and communications fields. To supplement its sales force, the Company has customer engineers who assist prospective customers in determining if the Company's products will meet their requirements.

At the end of 2005, 32 sales, marketing and sales support personnel were located in the Company's offices in: Rochester, New York, San Diego and San Luis Obispo, California, Ottawa, Ontario (Canada) and the United Kingdom. To properly penetrate its target markets and achieve its aggressive growth goals in 2006, the Company expects to take on a stronger sales and marketing orientation by increasing staffing and resources to facilitate this penetration. In addition, independent sales representatives and agents cover selected geographic areas and are located in the United States and internationally. Distributors or integrators, handling selected products, supplement the Company's direct sales team on a worldwide basis.

The Company executes various ongoing marketing strategies designed to attract new OEM and end-user customers and to stimulate additional orders from existing customers. These strategies include trade shows, web-based activities, technology seminars, direct mail and email campaigns, telemarketing, active participation in technical standards groups, participation in regional, national and international trade shows, selected trade press advertisements and technical articles.

Sales to customers outside of the United States represented 43%, 34% and 28% of the Company's revenue in 2005, 2004 and 2003, respectively. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars and payments for shipments from Canada to Canada are generally made in Canadian dollars.

Customers

The Company has more than 300 active customers worldwide, primarily in the telecommunications, defense and homeland security, and commercial markets. Many of the Company's major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Israel, South America and Asia. In 2005, the Company's two largest customers, Lucent and Data Connection, represented 21% and 12% of sales, respectively. In 2005, the Company's four largest customers (Lucent, Data Connection, Siemens, and Alcatel) represented 43% of the Company's sales.

At December 31, 2005, approximately 75% of the Company's customers are in the telecommunications industry. A breakdown of the telecommunications applications that utilize the Company's products is as follows: Voice-over-IP (VoIP) represents approximately 40%, wireless infrastructure represents 40%, and the remaining 20% is spread across IP multimedia systems and other applications. The Company's other customers represent a range of industries utilizing open-architecture embedded communications centric platforms and systems in the defense and homeland security, and commercial markets.

Backlog

The scheduled backlog of orders amounted to $8.1 million and $10.0 million at January 27, 2006 and January 30, 2005, respectively. Orders are subject to postponement of delivery or cancellation in the normal course of business. A substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter. Forward-looking visibility on customer orders continues to be very limited beyond 90 days. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is not generally subject to large seasonal swings but business is frequently slower during the summer months due to the European and United States vacation seasons. Much of the Company's business is project-related, driven by customer demand, which can cause quarterly fluctuations in revenue.

Environmental Matters

The Company complies with U.S. federal, state and local laws relating to the protection of the environment and believes that environmental matters do not have any material effect on its capital expenditures, earnings or competitive position. Further, the Company complies with national laws relating to the protection of the environment in all end country markets served by export sales.

Competition

Embedded, purpose-built computer systems are either based on proprietary technology or are based on open standards. The Company's products are based on open standards, which is the smaller, but, management believes, is the faster growing portion of this market.

The embedded communications market continues to be characterized by rapid technological innovations resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this market include product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios.

Competitors are generally split into two categories, the full systems suppliers and technology component suppliers.

For the Company's Advanced Managed Platforms, competitors include Motorola, Intel, Radisys, and Kontron. Management believes that its continuing emphasis on fully integrated and managed system level platform solutions, with a high level of the Company's component and software content, are a key differentiating factor for winning new business.

The Company's Switching products compete in certain standards-based embedded markets, specifically CompactPCI 2.16 and PICMG 3.x, or AdvancedTCA. Today, there are several competitors offering products or technology in this marketplace. Current competitors include Motorola, Intel, Ramix division of GE Fanuc Embedded Systems, SBS Technologies and Zynx Networks. The size of Ethernet switching in the telecom market is small compared to the enterprise switch market, and larger competitors in the enterprise market are not expected to enter the telecom market segment due to the significant differences in requirements and the relatively low volumes, as compared to the enterprise market.

For its Network Access and Communications products, the Company believes its key differentiators are its depth of market experience, suite of communications software, and NexusWare software. The Company's products compete with products from companies including Adax Incorporated, Artesyn Technologies and Interphase Corporation.

For its Voice Technology products, the Company is focusing its development efforts on combining this technology with its other technologies to form intelligent solutions offering additional value and capabilities. Targeted application markets include media gateway, media server, wireless, voice-over-cable and satellite communications. Major competitors include AudioCodes, Intel and Motorola.

For its SEGway signaling products, the Company focuses its engineering on products that use Internet Protocol (IP) to carry signaling traffic. Since this is a newer area in the signaling market, the Company believes it has an advantage over competitors products. The Company's products currently compete with products from Adax Incorporated and Ulticom. Several large competitors including Lucent, Nortel, and Tekelec have SS7 technology and products that are not focused primarily on the tier two and tier three carrier market, which is the Company's market focus.

Research and Development

The Company's research and development expenses were approximately $10.4 million, $10.2 million and $9.5 million for 2005, 2004 and 2003, respectively, and were net of capitalized software development costs of $2.5 million, $2.2 million and $1.5 million, respectively. These expenses consist primarily of employee costs, material consumed in developing and designing new products, and amounts expended for software license/tools. The Company expects to continue to invest heavily in research and development in order to create innovative new products for the embedded systems market.

The Company has significant core competencies applicable to communications and computing platforms, carrier-grade Ethernet switching and signaling. The Company also has significant software expertise that it applies to communications centric embedded systems and platforms.

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

Suppliers

In the fast paced technology environment, product life cycles extend for two to four years and manufacturers are "obsoleting" electronic components more rapidly than ever before. In addition, industry consolidation is resulting in fewer manufacturers offering electronic components. In many situations, the Company is utilizing sole or limited source components on its products. The Company does not have a large total procurement budget in relation to the total market and it is challenging for the Company to obtain adequate supplies of components, even compared to a number of years ago. Lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when adequate components are not available has become a challenging factor in several cases. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of its suppliers.

Manufacturing

The Company operates printed circuit board (PCB) manufacturing and system integration in Rochester, New York where it manufactures its products. In a plan announced in February 2005 and executed throughout the year, management transitioned manufacturing from its San Luis Obispo, California facility to its Rochester, New York facility.

Many of the Company's products have high software content and are generally produced in low volumes. By utilizing an in-house manufacturing capability, management believes that the Company has reduced risks inherent in utilizing PCB contract manufacturing. These risks typically include a contract manufacturer's inability to meet dynamic shifts in manufacturing requirements and related changes in inventory. Use of in-house manufacturing enables the Company to meet rapid and shifting changes to fulfill customer orders. The Company has very limited contract manufacturing capabilities through third parties to fulfill customer orders. In the event of an interruption of production at its Rochester manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

The Company intends to purchase and implement a new advanced planning and scheduling system during 2006, which will enhance its current MRP manufacturing system in Rochester. Delays in the implementation of this system, interruption in business activities while implementing this system, or actual costs higher than estimated, could adversely impact the Company's results of operations.

Employees

In 2005, management completed its plan to centralize its multi-location operations and to streamline the organization including integrating accounting and manufacturing operations of the Voice Technology Group and the Computing Products Group into the Rochester, New York headquarters.

As of December 31, 2005, the Company had 225 full-time employees, eleven part-time and contract employees, and three engineering cooperative students. Management believes its relations with its employees are generally good. The Company's employees are not subject to collective bargaining agreements.

The Company's full-time employees work in the following areas:

             Research and Development                    111
             Sales and Marketing                          32
             Manufacturing                                57
             General and Administrative                   25
                                                     -----------
                                                         225

In January 2006, the Company announced its intention to close its engineering facility in Norwood, Massachusetts and to transition its products and customer support to other Company facilities. There were fifteen full time employees in this location at December 31, 2005 and this facility is expected to be closed by June 30, 2006.

Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A - Risk Factors
          ------------
If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. Additionally, the embedded platform market targeting the telecommunications industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the market and the performance of industry participants. Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that meet customer requirements and comply with industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results. Further, current technologies may become obsolete before being replaced by new technologies.

We operate in an extremely competitive industry and our revenues and operating results will suffer if we do not compete effectively.

The embedded systems market targeting the telecommunications industry is extremely competitive. We face a number of large and small competitors. Many of our principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources than we do to deploy on promotion, advertising, research and product development. In addition, we expect to face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by our products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our revenue and operating results. Large companies have recently acquired several of our competitors. These acquisitions are likely to permit our competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

We depend on a number of key customers, the loss of any of which would harm our revenues and operating results.

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

The global telecommunications industry is experiencing consolidation. While these activities may strengthen the industry in the long term, they are often disruptive to ongoing capital programs and projects in the short term. These disruptions and delays can have a material adverse effect on our revenue and operating results.

Achieving "design wins" is an important indicator of success in our industry; however, many factors beyond our control influence whether we achieve design wins.

A design win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are several steps between the time of the design win and when customers initiate production shipments. Typically, design wins reach production volumes at varying rates if they reach production at all. Historically, this gestation period prior to volume orders has been twelve to eighteen months, or more, after the design win occurs. A variety of risks such as schedule delays, cancellations, and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. Traditionally, design wins have been an important metric for management and industry analysts to judge our product acceptance in its marketplace.

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

In order to fulfill orders for customers in the most optimal manner for a volume and mix of business, we manufacture our network access, switch, signaling and single board computer products at our Rochester, New York facility. Our platform products have been manufactured at contract manufacturers. We do not have significant alternative manufacturing capabilities, either internally or through third parties, to perform manufacturing of our products. Even if we were able to identify alternative third-party contract manufacturers, we cannot assume that we would be able to retain their services on terms and conditions acceptable to us. In the event of an interruption in production, we would not be able to deliver products on a timely basis, which would have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance, we cannot assure that such insurance would adequately cover our lost business as a result of such an interruption.

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

Because of the existence of a large number of patents in the networking industry and the rapid rate of new patents granted or new standards or new technology developed, we may have to obtain technology licenses from others. We do not know whether these third party technology licenses will be available to us on commercially reasonable terms. The loss of, or inability to obtain, any of these technology licenses could result in delays or reductions in our product shipments. Any such delays or reductions in product shipments would have a material adverse effect on our revenue and operating results.

We depend on a number of key personnel, the loss of these people or delays in replacing them would harm our operating results.

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

We hold investments in privately held companies from time to time. We may make additional investments in the future in these or other companies. During 2003, we recorded an impairment of one of our investments and, during 2004, established a reserve against another investment. Depending upon the future success of these companies in meeting their operating goals, an impairment charge or additional reserve could be recorded in the future. The occurrence of a future impairment or additional reserve could adversely affect our results of operations.

We will be subject to certain foreign regulations in 2006 that restrict the distribution of products containing certain substances. Failure to comply with these foreign regulations would harm our operating results.

On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union will become effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. We expect that we will not be able to sell non-RoHS compliant product to certain customers who intend to sell their finished goods into the EU after the effective date. At the present time, the majority of our inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, a portion of our inventory may become obsolete and unsaleable and, as a result, would have to be written off. Such a write-off would adversely impact our operating results.

The Company is currently developing products that will be compliant with the RoHS directive. Customers may need to evaluate and test these new products prior to purchasing for sale into the EU after June 30, 2006. There can be no assurance that the Company will have RoHS compliant products available to customers in sufficient time for customers to complete their evaluation and testing. Upon effectiveness of the RoHS legislation, delays by the Company in the availability of RoHS compliant products or in the placement of customer orders for RoHS compliant product, would adversely impact our operating results.

The European Union also issued a directive on Waste Electrical and Electronic Equipment (WEEE). The WEEE directive requires manufacturers of electronic equipment to facilitate the repair, upgrading, re-use or disassembly and recycling of products once at end of life. Our compliance with this directive could result in future costs to repair, upgrade, or disassemble and recycle sold products. We may also be required to accept the return of certain products in the future based upon this directive. Our compliance with this directive in the future may have an adverse impact on our operating results.

ITEM 1B - Unresolved Staff Comments
          -------------------------
None.

ITEM 2 - Properties
         ----------
The Company's corporate headquarters is located in 57,000 square feet of office and manufacturing space in Rochester, New York. The Company moved to this leased facility in April 2002. This lease expires in 2012. Corporate headquarters includes the executive offices, along with sales, marketing, engineering and manufacturing operations. There is sufficient room for growth in this facility and it is capable of accommodating a variety of expansion options. In 2001, the Company purchased land adjacent to this facility to accommodate future expansion.

The Company's Computing Products Group is located in 61,000 square feet of office and manufacturing space leased in San Luis Obispo, California. This facility is primarily an engineering center and this lease expires in 2008. Approximately 14,000 square feet of this facility is currently sublet to a tenant. The Company intends to vacate this location in 2006 and move its operations to a new facility in the San Luis Obispo area. In connection with this relocation, the Company will seek other tenants to sublet the remaining available space in the building.

The Company's Voice Technology Group is located in 9,000 square feet of office space leased in Norwood, Massachusetts. In January 2006, the Company announced its intention to close this facility in 2006. In connection with this announcement, the Company exercised its 12 month termination right under the lease. Once this property is vacated, the Company will seek to sublet this space for the remaining term of the lease.

The Company's Signaling Group has sales, marketing, and engineering staff located in 13,000 square feet of office space leased in a building located in downtown Ottawa, Ontario (Canada). The office lease agreements in this building expire in May 2006. The Company does not intend to renew these leases and expects to move its operations to a suburban location in the Ottawa area in 2006.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter 2005.

PART II
-------
ITEM 5 - Market for the Registrant's Common Equity, Related Stockholder Matters
         ----------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------
The Company's common stock is traded on the Nasdaq National Market System under the trading symbol "PTIX." The following table sets forth the high and the low quarterly closing prices of the common stock during the two most recent years, as reported on the Nasdaq National Market System. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

             2005                         High                   Low
      ----------------------------------------------------------------------
        First Quarter                   $  9.72               $  6.60
        Second Quarter                     6.78                  5.05
        Third Quarter                      7.27                  4.89
        Fourth Quarter                  $  9.75               $  7.05

             2004                          High                   Low
      ----------------------------------------------------------------------
       First Quarter                    $ 21.11               $ 13.48
       Second Quarter                     19.17                  8.47
       Third Quarter                       9.76                  5.30
       Fourth Quarter                   $  9.30               $  5.39

As of March 2, 2006, there were 185 stockholders of record of the Company's common stock.

To date, the Company has not paid cash dividends on its common stock and has no intention to do so for the foreseeable future.

ITEM 6 - Selected Financial Data
         -----------------------
         (in thousands, except per share amounts)

For the Year Ended December 31:    2005      2004      2003      2002      2001
--------------------------------------------------------------------------------
Sales                            $49,633   $53,489   $49,992   $27,014   $36,517
Net income                         3,045     2,780     3,050       326     5,186
Basic earnings per share:
  Net income                     $  0.24   $  0.22   $  0.25   $  0.03   $  0.42
  Weighted average common shares  12,885    12,720    12,259    12,263    12,282
Diluted earnings per share:
  Net income                     $  0.23   $  0.21   $  0.24   $  0.03   $  0.41
  Weight average common and
    common equivalent shares      13,167    13,219    12,692    12,373    12,708


Excluding non-recurring items (4)  2005      2004(1)   2003(2)   2002(3)   2001
                                 -----------------------------------------------
Net income, GAAP basis           $ 3,045   $ 2,780   $ 3,050   $   326   $ 5,186
  Total of non-recurring items               1,714       392       509
  Tax impact of non-recurring
    items                                     (824)                (44)
                                 -----------------------------------------------
Net income, Non-GAAP basis       $ 3,045   $ 3,670   $ 3,442   $   791   $ 5,186
Basic earnings per share         $  0.24   $  0.29   $  0.28   $  0.06   $  0.42
Diluted earnings per share       $  0.23   $  0.28   $  0.27   $  0.06   $  0.41


At December 31:                    2005      2004      2003      2002      2001
--------------------------------------------------------------------------------
Working capital                  $46,848   $41,637   $38,219   $32,130   $34,728
Total assets                     $62,943   $57,011   $51,660   $45,204   $42,954
Total stockholders' equity       $55,287   $50,421   $43,952   $38,809   $38,342

All per share amounts described below are presented on a diluted basis. Management believes that the Company's results, excluding non-recurring items, provide investors with another measure of its operations, as non-recurring items result from facts and circumstances that vary in frequency, amounts and cause. See "Financial Overview" of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(1) In 2004, using applicable tax rates, amounts exclude non-recurring items amounting to $.9 million, or $.07 per share. These non-recurring items in 2004 include a gain on sale of an investment in an unaffiliated company amounting to $1.2 million, or $.09 per share; in-process research and development expense of $.2 million, or $.01 per share; and a valuation charge on a note receivable from an unaffiliated company amounting to $3.0 million, or $.15 per share.

(2) In 2003, amounts exclude a non-recurring minority investment impairment charge amounting to $.4 million, or $.03 per share.

(3) In 2002, using applicable tax rates, amounts exclude non-recurring expenses amounting to $.5 million, or $.03 per share. These non-recurring charges in 2002 include in-process research and development expense of $.4 million, or $.03 per share; and class action settlement costs of $.1 million, or $.00 per share.

(4) This data is a non-GAAP measure that should be read in conjunction with the GAAP disclosures above, as well as footnotes (1), (2) and (3) above.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------
The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in ITEM 1A of this Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing capacity and arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments and foreign regulations. In addition, during weak economic periods, customers visibility deteriorates causing delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those discussed in the forward-looking statements.

Overview

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company is a leading developer of communications platforms and systems for the embedded communications marketplace. It targets three vertical markets: telecommunications, defense and homeland security, and commercial. Of the three vertical markets served, telecommunications is the largest. A breakdown of the telecommunications applications that utilize the Company's products is as follows: Voice-over-IP (VoIP) represents approximately 40%, wireless infrastructure represents 40%, and the remaining 20% is spread across IP multimedia systems and other applications.

The Company markets its products through its direct worldwide sales force under a variety of brand names including IPnexus, SEGway NexusWare and Advanced Managed Platforms. The Company's products are based on open standards and are sold as fully integrated, purpose built, application ready platforms, or as individual blade components for the embedded communications marketplace. When sold as platforms, known as the Company's Advanced Managed Platform products, customers can quickly move to the enhanced value steps of their products while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market. Since its introduction in 2003, the Advanced Managed Platform product line has realized more than 30 new design wins. If successfully implemented by our customers, each is expected to generate greater than $0.5 million of annualized revenue when reaching production volumes. In addition, the Company realized more than 33 new design wins for components solutions in the same time period. Not all design wins are expected to result in production orders.

Throughout 2005, the Company continued to develop, sell and further commercialize various platform configurations allowing customers to select the appropriate platform, blade components and software to fit system and application requirements with full confidence that all elements have been designed to work together.

In July 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10.0 million. To date, there have been no repurchases of shares under this program.

During the third quarter 2005, the Company completed its plan to centralize its multi-location operations and to streamline the organization. Management announced this plan in October 2004. The annualized savings generated by centralizing sales, marketing and accounting functions into corporate operations is expected to be approximately $1.3 million, and the annualized savings generated by centralizing manufacturing functions into the Rochester manufacturing operation is expected to be approximately $.7 million. Management expects a portion of the savings realized under this plan will be reinvested to stimulate future growth.

On November 3, 2005, Michael Skarzynski joined the Company as president and chief executive officer, succeeding Donald Turrell. Since joining, Mr. Skarzynski has spent time meeting with employees, customers, partners and investors around the world to develop a broad understanding of the Company's value proposition. In the process, Mr. Skarzynski assessed the Company's strengths and capabilities, and developed strategic objectives focused on market leadership and profitable growth. The goal of this strategy is to drive sustained and profitable revenue growth. The Company expects to achieve this objective through a combination of organic growth and acquisitions.

To move forward into 2006 and to establish a foundation upon which the Company can reach its aggressive growth goals, a company-wide transformation is underway. The transformation will move the Company from its traditional engineering and technology focus, to a new emphasis on sales and marketing. Management's energies and the Company's resources will be refocused on these objectives. Management is also sharpening its focus on its platform strategy to capitalize on additional market opportunities. While in an early stage of this transformation, the Company has made several leadership changes that are expected to strengthen the Company and enable it to meet these growth objectives.

During the first half of 2006, management expects to hire additional sales people to accelerate the Company's revenue growth. At the same time, management is committed to taking actions that are necessary to achieve profitable growth. These actions could include workforce reductions, facilities closures, outsourcings or other actions.

On January 4, 2006, the Company announced its plan to close its engineering center in Norwood, Massachusetts and transfer product development and customer support for the voice technology products to other Company engineering centers. During the first half of 2006, management is also relocating its San Luis Obispo engineering group to more cost-effective office space in the San Luis Obispo area and its Ottawa operations to a suburban location in the Ottawa area. Management expects that the preponderance of these actions will be completed during the first half of 2006.

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, management is required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures by the Company, including information about contingencies, risk and financial condition. The Company generally cannot make estimates until preliminary results for a financial quarter are known and analyzed. The Company believes, given current facts and circumstances, that its estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that management believes have the most significant effect on the financial statements are set forth below:

        o  Revenue Recognition
        o  Software Development Costs
        o  Valuation of Inventories
        o  Income Taxes
        o  Product Warranty
        o  Carrying Value of Goodwill

Revenue Recognition: The Company recognizes revenue from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Product sales represent the majority of the Company's revenue and include hardware products and hardware products with embedded software. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by the Company. If these conditions are not met, the Company will defer revenue recognition until such time these conditions have been satisfied.

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, "Software Revenue Recognition" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, the Company defers revenue recognition and will recognize revenue when the Company has fulfilled its obligations under the arrangement. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If in the judgment of management, technological feasibility for a particular project has not been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to cost of goods sold, as applicable. The Company believes that the accounting estimate related to software development costs is a "critical accounting estimate" because the Company's management exercises judgment in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Management exercises judgment within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. The Company's inventory includes purchased parts and components, work in process and finished goods. The Company records provisions for excess, obsolete or slow moving inventory after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see LIQUIDITY AND CAPITAL RESOURCES for further information on foreign regulations). The Company manages its exposure to inventory valuation risks by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

Beginning in 2003, a new product strategy was adopted. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded communications marketplace. Throughout 2005, the Company continued to focus its operating efforts on this strategy. This line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. The Company's strategy also enables customers to replace proprietary or legacy platforms with the latest generation of fully managed system functionality.

Through its acquisitions and internal investments over the past several years, management believes this strategy has moved the Company from a position of addressing approximately 20% of the available market served in 2002, to a position of addressing over 60% of the available market served by the end of 2005.

The Company's goal is to drive sustained and profitable revenue. The Company expects to achieve these objectives through a combination of organic growth and acquisitions. To move forward into 2006 and establish a foundation upon which the Company can reach its aggressive growth goals, a company-wide transformation is underway. The transformation will move the Company from its traditional engineering and technology focus, to a new emphasis on sales and marketing. Management's energies and the Company's resources will be refocused on these objectives. Management is also sharpening its focus on its platform strategy to capitalize on additional market opportunities.

Historically, the Company's growth has been generated through a combination of internal growth and acquisition of new products or complementary technologies. In October 2002, the Company acquired a portion of Intel Corporation's Communications Platform Group for its chassis and computing products. In January 2004, the Company acquired certain assets of Mapletree Networks, Inc., for its voice processing technology.

There are identifiable risks associated with carrying out the Company's growth strategy in the current uncertain economic climate. Many of the Company's end markets are forecasted to show only modest growth in the near term. In order to realize growth in this environment, the Company will have to gain market share from competitors, many of whom are larger, more established companies with greater resources than the Company. Management believes that the Company's strategy to hire additional sales people while continuing to invest in new product development will enable the Company to compete in this economic environment.

Please refer to PART 1, ITEM 1, under the caption "Business," for further information regarding the Company's "Strategy."

Key Performance Indicators

The Company's communications platforms and systems are incorporated into current and next-generation embedded systems infrastructure. Traditionally, "design wins" have been an important metric for management to judge the Company's product acceptance in its marketplace. Design wins, if successfully implemented by our customers, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

The Company modified its criteria for the measurement of "design wins" in 2004 to provide greater granularity in predicting forward looking potential for the Company and to assist in measuring day-to-day execution of product, sales and marketing programs. During 2005, the Company was notified of 25 design wins for its products with each expected to generate greater than $.5 million of annualized revenue when reaching production volumes. These new design wins were for its integrated platform solutions (with multiple products) (9), and individual component design wins for communications (12) and switch (4) products. During 2004, the Company was notified of 22 design wins for its products with each expected to generate greater than $.5 million of annualized revenue when reaching production volumes. These 2004 design wins were for the Company's integrated platform solutions (with multiple products) (13), and individual component design wins for communications (7) and switch (2) products. Not all design wins are expected to result in production orders. The Company believes that the growth in the number of design wins from 2004 to 2005 reflects increasing customer demand for the Company's products.

Management believes another key indicator for the Company's business is the volume of orders received from its customers. During weak economic periods, customers visibility deteriorates causing delays in the placement of orders. Shipments to customers in 2005 amounted to $49.6 million, compared to $53.5 million in 2004. Revenue in 2005 was negatively impacted by two large customers who purchased $10.3 million of product in 2004, but stopped buying product from the Company in 2004, primarily due to demand issues in their markets for their specific products. This loss of revenue was partially offset by increased sales to new and existing customers in 2005.

Industry Overview

The Company's customers are primarily equipment manufacturers in the telecommunications, data communications, defense and homeland security and commercial markets. Throughout 2005, the Company's customers focused their efforts and spending on new product development, but are operating with scaled down business models caused by the market contraction in recent years. While many new smaller communications suppliers are reappearing, it is a common trend that across the technology sector, many organizations continued with lean staffs and tightened cost controls. This includes many of the Company's customers and suppliers.

Industry market research organizations are estimating the total available market for worldwide, embedded systems to be valued at $40 billion in size in 2005. Traditionally, the largest segment of this market uses "proprietary," purpose-built embedded systems and products. Embedded systems built on open standards comprise about 10%, or $4 billion representing the Company's served available market. While proprietary systems are expected to continue to dominate this market in the future, a growing share of embedded systems being implemented, especially in the more limited markets served by the Company, is expected to use open standards based products. The driving factors behind this changing paradigm are twofold. First, systems are becoming increasingly integrated and more complex, requiring larger investments and longer lead times to design. Second, as organizations have downsized over the past several years, they have not replaced the necessary staff to carry out extensive new product development while successfully meeting the competitive pressures of "time-to-market" found in most technology businesses. Due to these changes, telecom and data communications equipment manufacturers appear to be increasing their reliance on companies such as Performance Technologies to deliver major building blocks or complete platforms, allowing the supplier to "layer on" their "value add" which has become software and/or additional hardware elements directed at specific applications.

Please refer to PART 1, ITEM 1, under the caption "Business", for further discussion of the Industry, economic environment and the Company's initiatives for 2005.

Financial Overview

Revenue:
--------
Revenue for 2005 amounted to $49.6 million, compared to $53.5 million in 2004. The decrease in revenue of $3.9 million was primarily the result of two significant customers that ceased purchasing product from the Company in 2004. In 2004, these two customers, Andrew Corporation and UTStarcom, together represented $10.3 million of total 2004 revenue, compared to zero revenue in 2005. The decrease in sales to these two customers was partially offset by increases in sales to new and existing customers in 2005.

Shipments to customers outside of the United States represented 43% and 34% of sales in 2005 and 2004, respectively. This increase was due to the Company's continued sales efforts in foreign markets, including a significant customer in the United Kingdom. In 2005, shipments to the United Kingdom represented 14% of revenue. In 2004, shipments to the UK were less than 10% of revenue.

Earnings:
---------
GAAP information
----------------
Net income in 2005 amounted to $3.0 million, or $.23 per diluted share based on
13.2 million shares outstanding. Net income in 2004 amounted to $2.8 million, or $.21 per diluted share based on 13.2 million shares outstanding.

Non-GAAP information
--------------------
Upon the recording of certain non-recurring items, the Company will calculate and report its results excluding these items from its GAAP net income to arrive at a non-GAAP measure of net income. Management believes that the presentation and disclosure of this non-GAAP net income measure provides another view of the operations and financial condition of the Company on the basis in which management operates the Company and the Board of Directors reviews its results. This non-GAAP net income measure is calculated by adjusting net income reported on a GAAP basis for items that the Company deems to be non-recurring and unusual or infrequent in their nature. The Company adjusts for these non-recurring items as these items are excluded from the Company's operational analysis, budgeting and forecasting functions. The use of this non-GAAP measure by the Company could result in potential limitations related to possible bank lending covenant violations, where certain covenants may be measured on GAAP results. The Company compensates for this potential limitation by attempting to enter into lending agreements under which covenants are calculated utilizing the Company's non-GAAP net income measure. On December 30, 2005, the Company entered into a $5 million senior revolving credit facility with a bank. Under the terms of the credit agreement, the Company is subject to certain financial covenants that will be calculated utilizing the Company's non-GAAP measure described above. In the future, there can be no assurance that the Company will be successful in its efforts to obtain additional lending arrangements under which certain covenants are calculated utilizing the non-GAAP net income measure described above.

2005:
-----
There was no difference between GAAP net income and non-GAAP net income for 2005.

2004:
-----
Non-GAAP net income in 2004 amounted to $3.7 million, or $.28 per diluted share excluding non-recurring items based on 13.2 million shares outstanding. For 2004, the following non-recurring items affected the comparability of net income between years:

        o In-process research and development costs related to the Mapletree Networks, Inc. acquisition ($.2 million, or $.01 per diluted share);
        o Gain from the sale of an investment in Momentum Computer, Inc. ($1.2 million, or $.09 per diluted share); and
        o Valuation charge related to a note receivable from InSciTek Microsystems, Inc. ($3.0 million, or $.15 per diluted share).

A reconciliation of GAAP net income to non-GAAP net income for 2004 is as follows:

                                                             2004
                                                   ------------------------
        Net income, GAAP basis                            $  2,780
        Non-recurring items:
         In-process research and development                   218
         Gain on sale of investment                         (1,504)
         Note receivable valuation charge                    3,000
                                                   ------------------------
        Total non-recurring items                            1,714
                                                   ------------------------
        Net income excluding non-recurring items
         before tax effect of non-recurring items            4,494
        Tax effect of non-recurring items                     (824)
                                                   ------------------------
        Net income, non-GAAP basis                        $  3,670
                                                   ========================

Cash:
-----
Cash, cash equivalents and investments amounted to $33.0 million and $25.6 million at December 31, 2005 and 2004, respectively, and no long-term debt existed at either date.

Cash generated from operating activities amounted to $9.1 million in 2005 and $.6 million in 2004. The year-over-year improvement in cash generated from operating activities amounted to $8.5 million and is primarily attributable to changes in working capital.

Acquisitions, Equity Investments and Notes Receivable:
------------------------------------------------------
Mapletree Networks, Inc. (subsequently, the Voice Technology Group, or VTG)

In January 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers. The initial investment consisted of cash and the assumption of certain debt at closing of $6.6 million and other acquisition costs of $.4 million. During the fourth quarter 2004, the Company resolved certain matters related to the acquisition resulting in a payment to the Company of approximately $1.7 million, which represented a partial return of purchase price. The Company's revenue and expenses reflect the operations of VTG from the date of acquisition. In January 2006, the Company announced its plan to close the VTG engineering center and transfer product development and customer support for the voice technology products to other Company engineering centers.

Momentum Computer, Inc. (Momentum)

Momentum is a developer of specialized single board computer products. The Company initially acquired a 47% ownership interest in Momentum in 2002. During 2003, the Company reduced its ownership in Momentum to 30%. Based upon the Company's expectations of Momentum's performance at the time of the investment and its business prospects in late 2003, the Company concluded that an other than temporary impairment of this investment occurred and the Company recorded an impairment charge of $.4 million for this investment during the fourth quarter 2003. During the third quarter 2004, the Company completed the sale of its investment in Momentum for $2.1 million and realized a gain of $1.2 million. Cash received in the fourth quarter 2004 from the sale amounted to $3.1 million, including the collection of a $1.0 million note receivable.

InSciTek Microsystems, Inc. (InSciTek)

In February 2004, the Company entered into an agreement to invest up to $3.0 million in InSciTek in the form of an interest bearing convertible note receivable. During 2004, the Company invested $3.0 million in conjunction with this agreement (including funding of $.4 million in January 2005). As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3.0 million as collection of this note was doubtful. The note bore interest at 10% annually and was convertible into shares of common stock of InSciTek. During the third quarter 2005, InSciTek received an investment from an outside party through the sale of series A preferred stock. In connection with that investment, the Company and InSciTek renegotiated the terms of the note and all unpaid interest due to the Company at the date of the investment, amounting to $.2 million, was paid in the form of series A preferred stock of InSciTek. The note is now convertible into series 2 preferred stock of InSciTek. A full reserve of this note remained recorded at December 31, 2005.

Centralization Cost Savings Activities:
---------------------------------------
In October 2004, the Company announced a plan to reduce annualized expenses by approximately $2.0 million with a primary focus on centralizing its multi-location operations and streamlining the organization. During 2004, the Company completed integration of the VTG sales, marketing and administrative functions into its corporate operations. By the end of the first quarter 2005, the Company completed the centralization of sales, marketing and accounting functions into corporate operations resulting in anticipated savings of $1.3 million per year. During the third quarter 2005, the transition of the manufacturing functions into the Rochester manufacturing operation was completed, resulting in anticipated savings of $.7 million per year. During 2005 and 2004, the Company incurred charges of $.4 million and $.2 million, respectively, related to these restructuring efforts. Management expects a portion of the savings realized under this plan will be reinvested to stimulate future growth.

On January 4, 2006, the Company announced a plan to close its engineering center in Norwood, Massachusetts and transfer product development and customer support for the voice technology products to other Company engineering centers. In connection with the assessment of the voice technology product's software development, the Company recorded a charge in the fourth quarter 2005 to write off software development costs that were capitalized for new voice technology products which had not reached commercial general release and were discontinued. This intangible asset write-off amounted to $1.4 million.

During the first half of 2006, management expects to relocate its San Luis Obispo engineering group to more cost-effective office space in the San Luis Obispo area and its Ottawa operations to a suburban location in the Ottawa area. Management expects that the preponderance of these actions will be completed during the first half of 2006.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, included as an aid to understanding the Company's results, and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report. The table includes the results of operations of the Voice Technology Group from its date of acquisition on January 23, 2004.

                                                 Year Ended December 31,
                                               2005        2004        2003
                                            ----------  ----------  ----------
Sales                                         100.0%      100.0%      100.0%
Cost of goods sold                             50.8%       52.4%       50.6%
                                            ----------  ----------  ----------
Gross profit                                   49.2%       47.6%       49.4%

Operating expenses:
   Selling and marketing                       11.9%       12.0%       11.8%
   Research and development                    20.9%       19.2%       19.0%
   General and administrative                   9.4%        8.9%        9.3%
   Restructuring charges                        0.7%        0.4%        0.2%
   Intangible asset write-off                   2.7%
   In-process research and development                      0.4%
                                            ----------  ----------  ----------
          Total operating expenses             45.6%       40.9%       40.3%
                                            ----------  ----------  ----------
Income from operations                          3.6%        6.7%        9.1%

Note receivable valuation charge                           (5.6%)
Other income, net                               2.6%        1.4%        1.0%
                                            ----------  ----------  ----------
Income before income taxes, equity in
 income (loss) of unconsolidated company,
 gain on sale of investment and impairment
 of minority interest investment                6.2%        2.5%       10.1%

Income tax provision (benefit)                  0.1%       (0.2%)       2.6%
                                            ----------  ----------  ----------
Income before equity in income (loss) of
  unconsolidated company, gain on sale of
  investment and impairment of minority
  interest investment                           6.1%        2.7%        7.5%

Equity in income (loss) of unconsolidated
 company                                                    0.3%       (0.6%)
Gain on sale of investment in
 unconsolidated company, net of tax                         2.2%

Impairment of minority interest investment                             (0.8%)
                                            ----------  ----------  ----------
     Net income                                 6.1%        5.2%        6.1%
                                            ==========  ==========  ==========

Excluding non-recurring items (3)              2005        2004(1)     2003(2)
                                            ----------  ----------  ----------

Income before income taxes, equity in income
 (loss) of unconsolidated company, gain
 on sale of investment and impairment of
 minority interest investment                   6.2%        8.5%       10.1%

Income tax provision                            0.1%        1.9%        2.6%
                                            ----------  ----------  ----------
Income before equity in income (loss) of
 unconsolidated company, gain on sale of
 investment and impairment of minority
 interest investment                            6.1%        6.6%        7.5%

Equity in income (loss) of unconsolidated
 company                                                    0.3%       (0.6%)
                                            ----------  ----------  ----------
     Net income                                 6.1%        6.9%        6.9%
                                            ==========  ==========  ==========

All per share amounts described below are presented on a diluted basis. Management believes that the Company's results excluding non-recurring items provide investors with another measure of its operations, as non-recurring items result from facts and circumstances that vary in frequency, amounts and cause. See "Financial Overview" of Managements's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(1) In 2004, using applicable tax rates, amounts exclude non-recurring items amounting to $.9 million, or $.07 per share. These non-recurring items in 2004 include a gain on sale of an investment in an unaffiliated company amounting to $1.2 million, or $.09 per share; in-process research and development expense of $.2 million, or $.01 per share; and a valuation charge on a note receivable from an unaffiliated company amounting to $3.0 million, or $.15 per share.

(2) In 2003, amounts exclude a non-recurring minority investment impairment charge amounting to $.4 million, or $.03 per share.

(3) This data is a non-GAAP measure and should be read in conjunction with the GAAP disclosures above as well as footnote (1) and (2) above.

Year Ended December 31, 2005 compared with the Year Ended December 31, 2004

Sales. Total revenue for 2005 amounted to $49.6 million, compared to $53.5 million in 2004. For the years indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice (acquired in January 2004)) products, Computing products, Switching products and Other products. Revenue from each product category is expressed as a percentage of sales for 2005 and 2004 as follows:

                                      2005                    2004
                               ------------------     -------------------
        Communications                 48%                     46%
        Computing                      25%                     34%
        Switching                      26%                     19%
        Other                           1%                      1%
                               ------------------     -------------------
           Total                      100%                    100%
                               ==================     ===================

Communications products:

Communications products are comprised of network access, SEGway signaling and Voice Technology products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This family includes a complete line of communications protocols. Many of the Company's signaling products provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network, and enable the transport of signaling messages over IP networks. Voice Technology products enable voice, data and fax processing for communications applications.

Communications product revenue for 2005 totaled $24.0 million, which represented a decrease of $.5 million, or 2%, from $24.5 million in 2004. This decrease in revenue in 2005 reflects one major customer representing $4.6 million in 2004 that, due to industry consolidation activity, unexpectedly ceased product requirements in the second quarter 2004. This decrease was partially offset by shipments to several new and existing customers in 2005.

Computing products:

Computing products include integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue in 2005 totaled $12.3 million, compared to $18.1 million in 2004. The decrease in revenue of $5.8 million, or 32%, reflects two major customers representing $8.3 million in 2004, that due to market conditions, ceased purchasing product by the end of 2004. In 2005, several customers partially offset the lack of shipments to the two 2004 customers.

Switching products:

The Company's Ethernet switch components operate as the "nexus" of the IP packet switching functionality of the Advanced Managed Platforms.

In 2005, switching products revenue amounted to $12.8 million, compared to $10.3 million in 2004. The increase in revenue of $2.5 million, or 24%, was attributable to increased sales to a variety of switch customers.

Other products:

This revenue is primarily related to legacy products. Many of these products are project oriented and shipments can fluctuate on a quarterly and annual basis.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 49.2% and 47.6% of sales for 2005 and 2004, respectively. The increase in gross margin was a result of a change in product mix from lower margin products (Computing products) to higher margin products (Communications and Switching products), and cost reductions related to the consolidation of the Company's manufacturing operations. Lower production volumes in 2005 resulted in fixed manufacturing costs being spread over fewer units which negatively impacted the gross margin improvements noted above. Included in cost of goods sold is the amortization of software development costs which totaled $1.6 million and $1.7 million in 2005 and 2004, respectively.

Total Operating Expenses. Total operating expenses for 2005 amounted to $22.7 million, compared to $21.9 million in 2004. The operating expenses of the Voice Technology Group (VTG) are included from the date of acquisition of January 23, 2004. Operating expenses in 2005 included the write off of software development costs amounting to $1.4 million. Operating expenses in 2005 and 2004 also include restructuring expenses of $.4 million and $.2 million, respectively. These costs are related to the Company centralizing its multi-location operations and streamlining the organization. This plan began in October 2004 and was completed during the third quarter 2005.

Selling and marketing expenses were $5.9 million and $6.4 million for 2005 and 2004, respectively. The decrease in selling and marketing expenses of $.5 million, or 8%, from 2004 to 2005 is primarily the result of staff reductions in the marketing organization.

Research and development expenses were $10.4 million and $10.2 million in 2005 and 2004, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $2.5 million and $2.2 million during 2005 and 2004, respectively. Gross expenditures for engineering and software development were $12.9 million in 2005 and $12.4 million in 2004. For the comparative periods, the increase in gross expenditures for engineering and software development reflect increases in personnel related costs as well as product certification and prototype costs.

General and administrative expenses were $4.7 million in 2005, compared to $4.8 million in 2004. The decrease in costs from 2004 to 2005 is a result of costs savings realized from the Company's centralization plan, offset by increased corporate governance expense including Sarbanes-Oxley compliance.

Restructuring charges amounted to $.4 million in 2005 and $.2 million in 2004. Restructuring charges relate primarily to severance payments associated with the Company's centralization activities. These expenses were recorded as they were incurred during the respective periods.

An intangible asset write-off amounted to $1.4 million in 2005. The Company recorded a charge to write off software development costs that were capitalized for new voice technology products which had not reached commercial general release and were discontinued.

An in-process research and development expense amounted to $.2 million in 2004. The Company recorded in-process research and development associated with the Mapletree Networks acquisition that was expensed in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method." This charge relates to research and development projects that had not reached technological feasibility at the time of the acquisition.

Note Receivable Valuation Charge. At December 31, 2004, the Company held a note receivable from InSciTek. As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3.0 million, as collection of this note was doubtful. In 2005 and 2006, InSciTek raised additional outside capital to fund its business.

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates in 2005 resulted in an increase in interest income from $.7 million in 2004 to $1.3 million in 2005. In 2005, an increase in the principal amount of a note receivable from an unconsolidated company also contributed to higher interest income in 2005 compared to 2004.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. In 2005, the Company recorded an income tax provision of $.04 million. In 2004, the Company recorded an income tax benefit of $.1 million. The Company's income tax rate for 2005 is less than the statutory rates due to the favorable impact of research and development credits, Canadian tax credits, a foreign sales exemption and tax exempt interest. The income tax benefit recorded in 2004 was primarily the result of the benefits derived from Canadian tax credits and a foreign sales exemption which exceeded the statutory tax amounts. Please refer to Note O in the "Notes to the Consolidated Financial Statements," for further information.

In October 2004, "The American Jobs Creation Act of 2004" was signed into law. The Act includes a temporary incentive for U.S. companies to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The Company did not repatriate funds in 2005 or 2004.

Equity in Income (Loss) of Unconsolidated Company. In the third quarter 2004, the Company sold its ownership interest in Momentum. During 2004, the Company's share of Momentum's income amounted to $.2 million.

Gain on Sale of Investment in Unconsolidated Company, net of tax. In the third quarter 2004, the Company sold its minority interest in Momentum and realized a gain of $1.2 million, after taxes of $.3 million.

Year Ended December 31, 2004 compared with the Year Ended December 31, 2003

Sales. Total revenue for 2004 was $53.5 million, compared to $50.0 million for 2003. For the years indicated, the Company's products are grouped into four distinct categories in one market segment: Communications (network access, signaling and voice (acquired in January 2004)) products, Computing products, Switching products and Other products. Revenue from each product category is expressed as a percentage of sales for 2004 and 2003 as follows:

                                          2004                    2003
                                   ------------------     -------------------
        Communications                     46%                     52%
        Computing                          34%                     37%
        Switching                          19%                     10%
        Other                               1%                      1%
                                   ------------------     -------------------
            Total                         100%                    100%
                                   ==================     ===================

Communications products:

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

Switching products:

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

Selling and marketing expenses totaled $6.4 million in 2004, compared to $5.9 million in 2003. This increase of $.5 million is primarily attributable to the inclusion of the VTG expenses.

Research and development expenses totaled $10.2 million and $9.5 million in 2004 and 2003, respectively. This increase of $.7 million is related to the inclusion of the VTG expenses, offset by no corporate bonus and an increase in capitalized software development costs in 2004. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expense. Amounts capitalized were $2.2 million and $1.5 million for 2004 and 2003, respectively. Gross expenditures for engineering and software development amounted to $12.4 million in 2004 and $11.0 million in 2003. The increased spending for engineering, research and software development is principally the result of the VTG organization acquired in January 2004.

General and administrative expenses amounted to $4.8 million and $4.6 million in 2004 and 2003, respectively. This increase of $.2 million in 2004 is primarily related to VTG expenses and external costs associated with Sarbanes-Oxley compliance, offset by no corporate bonus in 2004.

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

In-process research and development expense amounted to $.2 million in 2004. This was a charge for in-process research and development costs associated with the VTG acquisition expensed in accordance with Financial Accounting Standards Board Interpretation No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method."

Note Receivable Valuation Charge. At December 31, 2004, the Company held a note receivable from InSciTek. As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3.0 million, as collection of this note was doubtful.

Other Income, net. Other income consists primarily of interest income. The Company's funds are primarily invested in high quality auction rate municipal securities. Interest rates increased in 2004, compared to 2003, resulting in increased interest income. Also contributing to this increase was an increase in interest income from notes receivable from unconsolidated companies.

Income Taxes. The Company's income tax benefit in 2004 totaled $.1 million, compared to an income tax provision of $1.3 million in 2003. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from its international operations, research activities, tax-exempt interest and foreign sales. For 2004, the Company's effective tax rate was (6.5%). This income tax benefit was primarily the result of the benefits derived from Canadian tax credits and a foreign sales exemption which exceeded the statutory tax amounts. For 2003, the Company's effective tax rate was 26.3% and also included the favorable resolution of prior year tax uncertainties. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (H.R. 4520). The Act contains numerous corporate tax provisions which could affect the Company's future tax provisions.

Equity in Income (Loss) of Unconsolidated Company. In the third quarter 2004, the Company sold its ownership interest in Momentum. During 2004, the Company's share of Momentum's income totaled $.2 million. During 2003, the Company recorded losses of $.3 million related to its share of Momentum's net loss. During the fourth quarter 2003, the Company recorded an impairment of its investment due to Momentum's weaker than expected financial results. The Company wrote this investment down by $.4 million, to $.4 million at December 31, 2003, the Company's estimate of the investment's fair value at that date.

Gain on Sale of Investment in Unconsolidated Company, net of tax. In the third quarter 2004, the Company sold its ownership interest in Momentum and realized a gain of $1.2 million, after tax of $.3 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company's primary sources of liquidity included cash, cash equivalents, and investments of $33.0 million, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $46.8 million at December 31, 2005.

Cash generated by operating activities was $9.1 million for 2005. This amount included net income of $3.0 million, non-cash adjustments of depreciation and amortization of $2.4 million and an intangible asset write-off of $1.4 million. Cash generated from operating activities included $.6 million of cash generated from increased accounts receivable collections, an increase in income taxes payable of $1.0 million from income tax refunds and increases in accounts payable and accrued expenses of $.9 million due to the timing of payments. Cash used in operating activities included an increase in inventory of $.6 million. The increase in inventory is primarily related to acquiring inventory associated with foreign regulations discussed below.

On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union will become effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. It is expected that the Company will not be able to sell non-RoHS compliant product to certain customers who intend to sell their finished goods in the EU after the effective date. At the present time, the majority of the Company's inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, a portion of the Company's inventory may become obsolete and unsaleable and, as a result, may have to be written off. In addition, prior to the effectiveness, the Company expects that its overall inventory balances will increase as it builds RoHS compliant product prior to the effective date. The Company is working closely with its customers and suppliers to minimize this impact. During 2005, the Company began production and shipment of RoHS compliant products. In connection with this production and expected future needs under the compliance program, the Company purchased additional inventory amounting to $.9 million in 2005. Management is closely monitoring inventory purchases, inventory needs and sales efforts related to this compliance program. However, there can be no assurance that the Company will be successful in fully reducing its non-compliant inventory prior to the effective date and, in the future, the Company may incur inventory obsolescence charges related to unsaleable non-compliant products.

Cash used by investing activities during 2005 amounted to $9.0 million. The largest use of cash in investing activities was the Company's investments in auction rate municipal securities which resulted in a net use of cash of $5.9 million in 2005. Also contributing to the use of cash was the Company's capitalized software development costs of $2.5 million and fixed asset acquisitions of $.7 million.

Cash provided by financing activities totaled $1.4 million for 2005 from the exercise of stock options.

On July 11, 2005, the Company announced that its Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10.0 million. To date, there have been no repurchases of shares under this program.

Effective December 30, 2005, the Company executed a Credit Agreement with JPMorgan Chase Bank, N.A. (the "Bank"). Under the terms of the Credit Agreement, the Company may borrow, from time to time, up to an aggregate of $5.0 million from the Bank. The borrowings bear interest at various rates based upon the type of borrowing, as defined in the agreement. The Credit Agreement includes certain financial and administrative covenants. The Credit Agreement terminates on December 29, 2006 at which time any outstanding borrowings must be repaid. There were no amounts outstanding under this facility at December 31, 2005.

Off Balance Sheet Arrangements

The Company is not party to any off balance sheet arrangements other than those noted below under contractual obligations.

Contractual Obligations

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company leases facilities in its other operating locations in North America that expire through 2007. In February 2006, the Company announced its intention to relocate its San Luis Obispo operations to a new facility in the San Luis Obispo area during 2006. Once vacated, the Company will attempt to sublet this office space.

The Company enters into purchase commitments during the normal course of its operations. Certain of the purchase commitments of the Company are non-cancelable. At December 31, 2005, the Company's non-cancelable purchase commitments expire through December 31, 2007. Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2005.

Future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments at December 31, 2005 are as follows:

                                            Payments Due by Period(in thousands)
                                                             2007         2010
                                                           through      through
   Contractual Obligations         Total        2006         2009         2012
--------------------------------------------------------------------------------
Operating leases                  $6,626       $1,378       $3,491       $1,757
Purchase commitments               2,641        2,361          280
                                ----------   ----------   ----------   ---------
Total                             $9,267       $3,739       $3,771       $1,757
                                ==========   ==========   ==========   =========

The Company is not a party to any other significant contractual obligations.

Current Position

Assuming there is no significant change in the Company's business, management believes that its current cash, cash equivalents and investments, together with cash generated from operations and a line of credit available on a bank credit facility, should be sufficient to meet the Company's anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing its strategic acquisition program to further accelerate its growth and market penetration efforts. These strategic acquisition efforts could have an impact on the Company's working capital, liquidity or capital resources and the Company may raise additional capital to facilitate these efforts.

Recently Issued Accounting Pronouncements

In December 2004, SFAS No. 123 (Revised 2004) "Share-Based Payment" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This new pronouncement is effective for the Company beginning January 1, 2006. As of the required effective date, all entities that used the fair value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. Under this method, compensation cost is recognized for the portion of outstanding awards for which the requisite service has not yet been rendered. Upon adoption, the Company will apply the modified version of prospective application. In 2006, under this standard, the Company expects to record stock option compensation expense of approximately $.2 million related to stock options outstanding at December 31, 2005. This amount excludes stock option compensation expense for any stock options that may be granted in 2006. To date, the Company has not granted any stock options in 2006.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Upon the adoption of SFAS No. 154, beginning January 1, 2006, the Company will apply the standard's guidance to changes in accounting methods, as required. The Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial condition.

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

ITEM 8 - Financial Statements and Supplementary Data
         -------------------------------------------
Index to Financial Statements:                                           Page
                                                                         ----
   Report of Independent Registered Public Accounting Firm                 41
   Consolidated Balance Sheets at December 31, 2005 and 2004               43
   Consolidated Statements of Income for the Years Ended
      December 31, 2005, 2004 and 2003                                     44
   Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 2005, 2004 and 2003                 45
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005, 2004 and 2003                                     46
   Notes to Consolidated Financial Statements                              47

Index to Financial Statement Schedule:

Schedule II - Valuation and qualifying accounts
   Allowance for doubtful accounts                                         67
   Valuation allowance for note receivable                                 68

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

We have completed integrated audits of Performance Technologies, Incorporated's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------
Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/ PricewaterhouseCoopers LLP
Rochester, New York
March 15, 2006

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                       December 31,
                                          --------------------------------------
                                                 2005                2004
                                          -----------------   ------------------

Current assets:
   Cash and cash equivalents               $    11,803,000     $     10,361,000
   Investments                                  21,150,000           15,250,000
   Accounts receivable, net                      9,523,000           10,185,000
   Inventories                                   7,148,000            6,573,000
   Prepaid income taxes                                                 771,000
   Prepaid expenses and other assets               470,000              801,000
   Deferred taxes                                3,272,000            3,088,000
                                          -----------------   ------------------
          Total current assets                  53,366,000           47,029,000

Property, equipment and improvements, net        2,004,000            2,186,000
Software development costs, net                  3,182,000            3,653,000
Investment in unconsolidated company               248,000
Goodwill                                         4,143,000            4,143,000
                                          -----------------   ------------------
          Total assets                     $    62,943,000     $     57,011,000
                                          =================   ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $     1,836,000     $      1,476,000
   Income taxes payable                            244,000
   Accrued expenses                              4,438,000            3,916,000
                                          -----------------   ------------------
          Total current liabilities              6,518,000            5,392,000

Deferred taxes                                   1,138,000            1,198,000
                                          -----------------   ------------------
          Total liabilities                      7,656,000            6,590,000
                                          -----------------   ------------------

Commitments and contingencies
  (Notes J and R)

Stockholders' equity:
   Preferred stock - $.01 par value:
     1,000,000 shares authorized; none
     issued
   Common stock - $.01 par value:
     50,000,000 shares authorized;
     13,260,038 shares issued; 13,088,281
     and 12,777,357 shares outstanding,
     respectively                                  133,000              133,000
   Additional paid-in capital                   13,903,000           13,476,000
   Retained earnings                            42,601,000           41,978,000
   Treasury stock - at cost; 171,757 and
     482,681 shares held, respectively          (1,350,000)          (5,188,000)
   Accumulated other comprehensive income                                22,000
                                          -----------------   ------------------
          Total stockholders' equity            55,287,000           50,421,000
                                          -----------------   ------------------
          Total liabilities and
            stockholders' equity           $    62,943,000     $     57,011,000
                                          =================   ==================

       The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31,
                                      ------------------------------------------
                                          2005           2004          2003
                                      ------------   ------------   ------------

Sales                                 $49,633,000    $53,489,000    $49,992,000
Cost of goods sold                     25,191,000     28,027,000     25,293,000
                                      ------------   ------------   ------------
Gross profit                           24,442,000     25,462,000     24,699,000
                                      ------------   ------------   ------------
Operating expenses:
   Selling and marketing                5,894,000      6,403,000      5,881,000
   Research and development            10,367,000     10,243,000      9,493,000
   General and administrative           4,663,000      4,786,000      4,639,000
   Restructuring charges                  370,000        217,000        118,000
   Intangible asset write-off           1,360,000
   In-process research and development                   218,000
                                      ------------   ------------   ------------
          Total operating expenses     22,654,000     21,867,000     20,131,000
                                      ------------   ------------   ------------
Income from operations                  1,788,000      3,595,000      4,568,000

Note receivable valuation charge                      (3,000,000)
Other income, net                       1,296,000        747,000        522,000
                                      ------------   -------------  ------------
Income before income taxes, equity in
 income (loss) of unconsolidated
 company, gain on sale of investment
 and impairment of minority interest
 investment                             3,084,000      1,342,000      5,090,000

Income tax provision (benefit)             39,000        (87,000)     1,339,000
                                      ------------   -------------  ------------
Income before equity in income (loss)
 of unconsolidated company, gain on
 sale of investment and impairment of
 minority interest investment           3,045,000      1,429,000      3,751,000

Equity in income (loss) of
 unconsolidated company                                  182,000       (309,000)

Gain on sale of investment in
 unconsolidated company, net of tax                    1,169,000

Impairment of minority interest
 investment                                                            (392,000)
                                      ------------   -------------  ------------
          Net income                  $ 3,045,000    $ 2,780,000    $ 3,050,000
                                      ============   =============  ============

Basic earnings per share              $      0.24    $      0.22    $      0.25
                                      ============   =============  ============
Diluted earnings per share            $      0.23    $      0.21    $      0.24
                                      ============   =============  ============

Weighted average number of common
 shares used in basic earnings per
 share                                 12,885,072     12,720,301     12,258,575

Potential common shares                   281,605        498,604        433,624
                                      ------------   -------------  ------------
Weighted average number of common
 shares used in diluted earnings per
 share                                 13,166,677     13,218,905     12,692,199
                                      ============   =============  ============

      The accompanying notes are an integral part of these consolidated financial statements.


                                       PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                Accumulated
                                                    Additional                                     Other
                            Common Stock              Paid-in       Retained      Treasury     Comprehensive
                        Shares         Amount         Capital       Earnings        Stock       Income(Loss)      Total
                     -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance -
January 1, 2003        13,260,038       $133,000    $12,725,000    $38,801,000   $(12,782,000)      $(68,000)   $38,809,000
Comprehensive income:
    2003 net income                                                  3,050,000                                    3,050,000
    Other                                                                                             28,000         28,000
                                                                                                               -------------
Total comprehensive
   income                                                                                                         3,078,000
Exercise of 258,997
   options                                                          (1,319,000)     3,440,000                     2,121,000
Restricted stock
   compensation
   expense                                               67,000                                                      67,000
Tax benefit-option
 plan                                                    71,000                                                      71,000
Purchase of treasury
   stock-56,350
   shares                                                                            (194,000)                     (194,000)
                     -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance -
   December 31, 2003   13,260,038        133,000     12,863,000     40,532,000     (9,536,000)       (40,000)    43,952,000
Comprehensive income:
    2004 net income                                                  2,780,000                                    2,780,000
    Other                                                                                             62,000         62,000
                                                                                                               -------------
Total comprehensive
   income                                                                                                         2,842,000
Exercise of 322,729
   options                                                          (1,334,000)     4,348,000                     3,014,000
Restricted stock
   compensation
   expense                                               32,000                                                      32,000
Tax benefit-option
 plan                                                   581,000                                                     581,000
                     -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance -
   December 31, 2004   13,260,038        133,000     13,476,000     41,978,000     (5,188,000)        22,000     50,421,000
Comprehensive income:
    2005 net income                                                  3,045,000                                    3,045,000
    Other                                                                                            (22,000)       (22,000)
                                                                                                               -------------
Total comprehensive
   income                                                                                                         3,023,000
Exercise of 316,272
   options                                                          (2,422,000)     3,838,000                     1,416,000
Restricted stock
   compensation
   expense                                               23,000                                                      23,000
Tax benefit-option plan                                 404,000                                                     404,000
                     -------------  -------------  -------------  -------------  -------------  -------------  -------------
Balance -
   December 31, 2005   13,260,038       $133,000    $13,903,000    $42,601,000   $ (1,350,000)      $   -       $55,287,000
                     =============  =============  =============  =============  =============  =============  =============

                    The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                           2005          2004          2003
                                       ------------- ------------- -------------
Cash flows from operating activities:
  Net income                           $  3,045,000  $  2,780,000  $  3,050,000
  Non-cash adjustments:
     Depreciation and amortization        2,412,000     2,638,000     2,277,000
     Provision for bad debts                 45,000        52,000        87,000
     Note receivable valuation charge                   3,000,000
     Non-cash restructuring charges                                     118,000
     Non-cash intangible asset
      write-off                           1,360,000
     Restricted stock compensation
      expense                                23,000        32,000        67,000
     Deferred taxes                        (244,000)     (874,000)     (196,000)
     Gain on sale of investment in
      unconsolidated company                           (1,504,000)
     In-process research and
      development                                         218,000
     Equity in (income) loss of
      unconsolidated company                             (182,000)      309,000
     Impairment of minority interest
      investment                                                        392,000
     Tax benefit from stock option
      exercises                             404,000       581,000        71,000
  Changes in operating assets and
   liabilities, net of acquisition:
     Accounts receivable                    617,000    (1,899,000)   (1,322,000)
     Inventories                           (575,000)     (524,000)     (893,000)
     Prepaid expenses and other assets       83,000      (171,000)      316,000
     Accounts payable and accrued
      expenses                              882,000    (1,007,000)       26,000
     Income taxes payable and prepaid
      income taxes                        1,015,000    (2,531,000)    1,258,000
                                       ------------- ------------- -------------
        Net cash provided by operating
         activities                       9,067,000       609,000     5,560,000
                                       ------------- ------------- -------------
Cash flows from investing activities:
  Purchases of property, equipment and
   improvements                            (653,000)     (555,000)     (674,000)
  Capitalized software development
   costs                                 (2,488,000)   (2,189,000)   (1,524,000)
  Business acquisition                                 (5,294,000)      (33,000)
  Purchases of investments              (70,250,000)  (35,075,000)  (44,150,000)
  Proceeds from sales of investments     64,350,000    36,775,000    42,956,000
  Proceeds from sale of investment in
   unconsolidated company                               2,087,000       250,000
  Notes receivable from unconsolidated
   companies                                           (1,650,000)
                                       ------------- ------------- -------------
        Net cash used by investing
         activities                      (9,041,000)   (5,901,000)   (3,175,000)
                                       ------------- ------------- -------------
Cash flows from financing activities:
  Exercise of stock options               1,416,000     3,014,000     2,121,000
  Purchase of treasury stock                                           (194,000)
                                       ------------- ------------- -------------
        Net cash provided by financing
         activities                       1,416,000     3,014,000     1,927,000
                                       ------------- ------------- -------------
        Net increase (decrease) in cash
         and cash equivalents             1,442,000    (2,278,000)    4,312,000
Cash and cash equivalents at beginning
 of year                                 10,361,000    12,639,000     8,327,000
                                       ------------- ------------- -------------
Cash and cash equivalents at end of
 year                                  $ 11,803,000  $ 10,361,000  $ 12,639,000
                                       ============= ============= =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Income taxes paid, net of (refunds)    $ (1,006,000) $  3,084,000  $    161,000
Non-cash financing activity:
Exercise of stock options using 5,348
 and 4,881 shares of common stock,
 respectively                          $     50,700  $     93,000

      The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Business and Summary of Significant Accounting Policies
         -----------------------------------------------------------------
The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a supplier of communications platforms and systems for the embedded systems marketplace which are used in a broad range of applications and end markets.

Segment Data, Geographic Information and Significant Customers: The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information, other than product revenue, with respect to separate product lines and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Shipments to customers outside of the United States represented 43%, 34%, and 28% of sales in 2005, 2004 and 2003. This increase was due to the Company's continued efforts in foreign markets, including a significant customer in the United Kingdom. In 2005, export shipments to the United Kingdom represented 14% of sales. Total shipments to a single foreign country did not exceed 10% of sales in 2004 or 2003. The Company does not maintain significant amounts of long-lived assets outside of the United States.

For 2005, 2004, and 2003, four customers accounted for approximately 43%, 38%, and 48% of sales respectively. In 2005, two customers, Lucent Technologies, Inc. and Data Connection Limited, comprised 21% and 12% of sales, respectively. In 2004, two customers, Lucent Technologies, Inc. and UTStarcom, Inc., comprised 13% and 11% of sales, respectively. In 2003, two customers, Andrew Corporation and UTStarcom, Inc., comprised 17% and 16% of sales, respectively. During these years, Lucent Technologies, Inc. purchased switching products, Data Connection Limited and UTStarcom, Inc. purchased computing products and Andrew Corporation purchased communications and switching products.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company owns 20% to 50% of the voting stock and exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. The consolidated financial statements include the operating results of Mapletree Networks, Inc., from its date of acquisition (Note B). All significant inter-company transactions have been eliminated. In February 2006, the Company established Performance Technologies, Inc. - Korea, a subsidiary located in South Korea.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable. Investments consist of high quality, interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2005, Lucent Technologies, Inc. comprised 16% of net accounts receivable and Data Connection Limited represented 10% of net accounts receivable. As of December 31, 2004, Lucent Technologies, Inc. comprised 31% of net accounts receivable.

Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including investments, accounts receivable and accounts payable approximate fair values at December 31, 2005 and 2004, as the maturity of these instruments are generally short term.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments: Investments consist of auction rate municipal debt securities classified as available-for-sale. These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. All income generated from these investments was recorded as interest income. These investments are on deposit with major financial institutions.

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Revenue Recognition: The Company recognizes revenue from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Product sales represent the majority of the Company's revenue and include hardware products and hardware products with embedded software. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by the Company. If these conditions are not met, the Company will defer revenue recognition until such time these conditions have been satisfied.

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, "Software Revenue Recognition" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, the Company defers revenue recognition and will recognize revenue when the Company has fulfilled its obligations under the arrangement. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

   Engineering equipment and software   3 - 5 years
   Manufacturing equipment              3 - 5 years
   Furniture and equipment              3 - 5 years
   Leasehold improvements               the lesser of 10 years or the lease term

Repairs and maintenance costs are expensed as incurred. Asset betterments are capitalized.

Long-Lived Assets: The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Research and Development: Research and development costs are expensed as incurred.

Shipping and Handling Costs: Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Advertising: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $82,000, $66,000 and $173,000 for 2005, 2004 and 2003, respectively.

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

Income Taxes: The Company accounts for income taxes using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and tax credit carryforwards. Deferred income tax provision (benefit) represents the change in net deferred tax asset and liability balances.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,098,000, 1,305,000 and 660,000 options in 2005, 2004 and 2003, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock.

Stock-Based Employee Compensation: At December 31, 2005, the Company had stock options outstanding from three stock-based employee compensation plans. The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized in net income for the stock options granted. On March 25, 2005, the Company accelerated the vesting of 408,285 stock options whose exercise prices were greater than $15.11 to be fully vested on that date. This acceleration resulted in $997,000 of pro forma compensation expense, determined under the fair value method, being recorded in 2005 that would have otherwise been recorded in 2006. As a result of the acceleration, the Company expects to reduce its exposure to the effects of SFAS No. 123 (Revised), "Share-Based Payment." Had compensation cost for the stock options granted been determined based on the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                                Year Ended December 31,
                                           2005           2004         2003
                                       ------------- ------------- -------------
Net income, as reported                $  3,045,000  $  2,780,000  $  3,050,000
Add: Restricted stock compensation
  expense, net of tax                        14,000        32,000        67,000
Deduct: Total stock-based
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects                                (2,609,000)   (2,757,000)   (1,457,000)
                                       ------------- ------------- -------------
Pro forma net income                   $    450,000  $     55,000  $  1,660,000
                                       ============= ============= =============

Earnings per share:
Basic - as reported                    $       0.24  $       0.22  $       0.25
                                       ============= ============= =============
Basic - pro forma                      $       0.03  $       0.00  $       0.14
                                       ============= ============= =============
Diluted - as reported                  $       0.23  $       0.21  $       0.24
                                       ============= ============= =============
Diluted - pro forma                    $       0.03  $       0.00  $       0.13
                                       ============= ============= =============

The assumptions regarding the annual vesting of stock options granted ranged from one to six years in 2005, one to three years in 2004 and two to three years in 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003: Dividend yield of 0%; expected volatility of 65% to 70%, 68% to 69%, and 67%; risk-free interest rates of 3.3% to 4.6%, 2.1% to 3.5%, and 2.0%; and expected lives of ranging from one to six years in 2005, one to three years in 2004, and two to three years in 2003. The weighted average fair value of options granted during 2005, 2004 and 2003 was $3.84, $7.57 and $1.96, respectively.

Recent Accounting Pronouncements: In December 2004, SFAS No. 123 (Revised 2004) "Share-Based Payment" was issued. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award at the grant date. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This new pronouncement is effective for the Company beginning January 1, 2006. As of the required effective date, all entities that used the fair value-based method for either recognition or disclosure under SFAS No. 123 may apply this statement using a modified version of prospective application. Under this method, compensation cost is recognized for the portion of outstanding stock-based awards for which the requisite service has not yet been rendered. Upon adoption, the Company will apply the modified version of prospective application. In 2006, under this standard, the Company expects to record stock option compensation expense of approximately $.2 million related to stock options outstanding at December 31, 2005. This amount excludes stock option compensation expense for any stock options that may be granted in 2006. To date, the Company has not granted any stock options in 2006.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. Upon the adoption of SFAS No. 154, beginning January 1, 2006, the Company will apply the standard's guidance to changes in accounting methods, as required. The Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial condition.

Note B - Acquisition
         -----------
On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers. The products acquired in this acquisition broaden the Company's product offering to its customers.

In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred $418,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." As a component of the acquisition, the Company acquired certain software development costs which amounted to $577,000 at the date of acquisition. The Company also acquired certain net assets which amounted to $574,000 and were comprised principally of accounts receivable, inventory, accounts payable, accrued expenses and acquired in-process research and development related to certain voice processing products that amounted to $218,000 and was charged to operations during the first quarter 2004. In connection with the acquisition, the Company agreed to pay an additional $1,625,000 if the operations of the acquired group (operated by the Company on a stand-alone basis) achieved certain milestones ("earn-out"). Based upon the operating results of the acquired group in the second quarter of 2004, the earn-out was terminated.

During the fourth quarter of 2004, the Company resolved certain matters related to the acquisition resulting in a payment to the Company of $1,749,000, which represented a partial return of purchase price and was recorded as a reduction of goodwill. The excess of the purchase price over the fair value of the net assets acquired, which totaled $4,143,000, is included in goodwill on the accompanying Consolidated Balance Sheets and is deductible for tax purposes.

Operating results of the acquired group have been included in the Consolidated Statements of Income from the date of acquisition.

Note C - Investments
         -----------
At December 31, 2005 and 2004, investments consisted of high grade, auction rate municipal securities which the Company has classified as available-for-sale. The maturities of the investments held at December 31, 2005 all exceeded five years.

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. All income generated from these investments was recorded as interest income.

Note D - Accounts Receivable, net
         ------------------------
                                                     At December 31,
                                                2005                 2004
                                         ------------------    -----------------
Accounts receivable                        $  9,966,000           $ 10,611,000
Less: allowance for doubtful accounts          (443,000)              (426,000)
                                         ------------------    -----------------
     Net                                   $  9,523,000           $ 10,185,000
                                         ==================    =================


Note E - Inventories
         -----------
Inventories consisted of the following:
                                                     At December 31,
                                                2005                  2004
                                         ------------------    -----------------
Purchased parts and components             $ 2,884,000            $  2,891,000
Work in process                              3,378,000               2,991,000
Finished goods                                 886,000                 691,000
                                         ------------------    -----------------
   Net                                     $ 7,148,000            $  6,573,000
                                         ==================    =================


Note F - Property, Equipment and Improvements, net
         -----------------------------------------
Property, equipment and improvements consisted of the following:

                                                     At December 31,
                                                2005                  2004
                                         ------------------    -----------------
Land                                       $   407,000            $    407,000
Engineering equipment and software           4,382,000               4,815,000
Manufacturing equipment                      2,713,000               2,117,000
Furniture and equipment                      1,418,000               1,627,000
Leasehold improvements                         361,000                 341,000
                                         ------------------    -----------------
                                             9,281,000               9,307,000
Less: accumulated depreciation and
 amortization                               (7,277,000)             (7,121,000)
                                         ------------------    -----------------
     Net                                   $ 2,004,000            $  2,186,000
                                         ==================    =================

Total depreciation and amortization expense for equipment and improvements for 2005, 2004 and 2003 was $827,000, $927,000 and $1,272,000, respectively.

Note G - Investments in Unconsolidated Companies
         ---------------------------------------
As of January 1, 2003, the Company had invested $1,500,000 for a 47% ownership interest in Momentum Computer, Inc. (Momentum), a developer of specialized single board computer products for the data communications, telecom, military and aerospace markets. The investment was accounted for under the equity method. Accordingly, the Company recorded its investment as an investment in unconsolidated company and its share of Momentum's earnings or loss as "Equity in income (loss) of unconsolidated company" on the Consolidated Statements of Income. As of December 31, 2003, the Company also had a note receivable from Momentum in the amount of $1,000,000.

During 2003, the Company reduced its ownership in Momentum from 47% to 30% when the Company sold a portion of its investment back to the majority stockholder of Momentum for $250,000. Based upon the Company's expectations of Momentum's performance at the time of the investment and its business prospects late in 2003, the Company concluded that an other than temporary impairment of this investment occurred in 2003. Based upon this conclusion, the Company recorded an impairment charge of $392,000 on its investment and reduced the carrying value of the investment to the Company's estimate of fair value at December 31, 2003.

During the third quarter 2004, the Company completed the sale of its entire remaining investment in Momentum for $2,087,000 and realized a gain of $1,169,000, after taxes of $335,000. Cash received in the fourth quarter 2004 from the sale amounted to $3,087,000, including the collection of the $1,000,000 note receivable.

Momentum's financial position and results of operations were as follows:

                                       For the period from
                                     January 1, 2004 to the
                                          date of sale       For the year ended
                                      (September 30, 2004)    December 31, 2003
                                    --------------------------------------------
        Statements of Income:
          Net sales                         $6,735,000            $3,350,000
          Gross profit                       2,409,000             1,377,000
          Net income (loss)                    572,000              (654,000)
          Company's equity in
           income (loss)                    $  182,000              (309,000)
          Impairment of investment                                $ (392,000)

                                       As of September 30,
                                              2004
                                     ------------------------
        Balance Sheet:
          Current assets                    $3,338,000
          Noncurrent assets                    319,000
          Current liabilities                1,057,000
          Long term borrowings               1,530,000
          Equity                            $1,069,000

On February 18, 2004, the Company entered into an agreement to invest up to $3,000,000 in InSciTek Microsystems, Inc. (InSciTek), an unrelated company, in the form of an interest bearing convertible note. During 2004, the Company invested $3,000,000 in conjunction with this agreement (including committed funding of $350,000 in January 2005). As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3,000,000 as collection of this note was doubtful. Under the original terms of the note, the Company had the option to acquire ownership of InSciTek during a future specified period. The note bore interest at 10% annually and was convertible into shares of common stock of InSciTek. All unpaid accrued interest and all outstanding principal on the note was payable in full to the Company on December 31, 2008.

During the third quarter 2005, InSciTek received an investment from an outside party through the sale of series A preferred stock. In connection with that investment, the Company and InSciTek renegotiated the terms of the note. Under the amended terms, the Company forfeited the option to acquire ownership of InSciTek during a future specified period. In addition, all unpaid interest due to the Company at the date of the investment, amounting to $248,000, was paid in the form of series A preferred stock of InSciTek. The note is now convertible into series 2 preferred stock of InSciTek. The Company may call or convert the note in the future upon the occurrence of certain events. As of December 31, 2005, the collectability of this note continued to be doubtful and a full reserve remained recorded.

Note H - Goodwill
         --------
Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment at least annually in the fourth quarter and will be tested for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. An impairment loss generally would be recognized when the carrying amount of the goodwill exceeds its implied fair value. The Company utilizes a combination of quoted market prices and discounted cash flow analysis for its impairment tests. See Note B for further discussion.

Note I - Accrued Expenses
         ----------------
Accrued expenses consisted of the following:
                                                      At December 31,
                                                2005                  2004
                                          -----------------    -----------------
      Accrued compensation and related       $ 1,512,000          $ 1,790,000
      Accrued professional services              316,000              227,000
      Deferred revenue                         1,635,000            1,019,000
      Accrued warranty obligations               310,000              288,000
      InSciTek committed investment                                   350,000
      Other accrued expenses                     665,000              242,000
                                          -----------------    -----------------
           Total                             $ 4,438,000          $ 3,916,000
                                          =================    =================

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for 2005, 2004 and 2003 were as follows:

        Accrued warranty obligations at January 1, 2003        $   82,000
        Actual warranty experience                               (231,000)
        Warranty provisions                                       382,000
                                                            -----------------
        Accrued warranty obligations at December 31, 2003         233,000
        Actual warranty experience                               (345,000)
        Warranty provisions                                       400,000
                                                            -----------------
        Accrued warranty obligations at December 31, 2004         288,000
        Actual warranty experience                                (83,000)
        Warranty provisions                                       105,000
                                                            -----------------
        Accrued warranty obligations at December 31, 2005      $  310,000
                                                            =================

Note J - Commitments
         -----------
The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments for each year thereafter. Under the terms of the facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. For both lease agreements, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company leases facilities in its other operating locations in North America that expire through 2007. In February 2006, the Company announced its intention to relocate its San Luis Obispo operations to a new facility in the San Luis Obispo area in 2006. Once vacated, the Company will attempt to sublet this office space. The minimum lease payments under the remaining term of this lease are included in the table below.

Future minimum payments for all operating leases having a remaining term in excess of one year at December 31, 2005 are as follows:

                                         Operating Leases
                                      ---------------------
        2006                              $  1,378,000
        2007                                 1,394,000
        2008                                 1,329,000
        2009                                   768,000
        2010                                   779,000
        Thereafter                             978,000
                                      ---------------------
        Total                             $  6,626,000
                                      =====================

Rent expense amounted to $2,041,000, $1,752,000 and $1,730,000 for 2005, 2004
and 2003, respectively.

Note K - Revolving Credit Agreement
         --------------------------
On January 5, 2006, the Company executed a Credit Agreement with JPMorgan Chase Bank, N.A. (the "Bank") effective December 30, 2005. Under the terms of the Credit Agreement, the Company may borrow, from time to time, up to an aggregate of $5,000,000 from the Bank. The borrowings bear interest at various rates based upon the type of borrowing, as defined in the agreement. The Credit Agreement includes certain financial and administrative covenants. The Credit Agreement terminates on December 29, 2006 at which time any outstanding borrowings must be repaid. There were no amounts outstanding under this facility at December 31, 2005.

Note L - Stockholders' Equity
         --------------------
In August 2002, the Board of Directors authorized the repurchase of one million shares of the Company's common stock. The Company repurchased 56,350 shares at a total cost of $194,000 under this program in 2003. This program expired in April 2003.

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases, through July 2006. Repurchased shares will be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. There have been no repurchases of shares under this program.

Note M - Stock Option Plan
         -----------------
In May 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. The 2001 Stock Option Plan replaced the 1986 plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to six years.

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

The following table summarizes stock option activity under the plans:

                                                  Weighted         Exercise
                                    Number of      Average           Price
                                      Shares    Exercise Price       Range
                                 ------------------------------  --------------
Outstanding at January 1, 2003      2,146,680       $10.46       $3.40 - $28.75
Granted                               630,167        $4.28       $3.44 - $11.40
Exercised                            (258,997)       $8.19       $3.88 - $13.94
Expired                              (268,226)      $10.96       $3.83 - $18.75
                                 -------------
Outstanding at December 31, 2003    2,249,624        $8.93       $3.40 - $28.75
Granted                               589,250       $16.59       $7.25 - $18.13
Exercised                            (322,729)       $9.50       $3.40 - $18.75
Expired                              (116,386)      $15.21       $3.83 - $28.75
                                 -------------
Outstanding at December 31, 2004    2,399,759       $10.39       $3.40 - $28.75
Granted                               429,000        $7.05       $5.78 - $7.94
Exercised                            (316,272)       $4.63       $3.40 - $8.50
Expired                              (394,323)      $15.01       $3.83 - $28.75
                                 -------------
Outstanding at December 31, 2005    2,118,164        $9.71       $3.40 - $18.13
                                 =============

The following table summarizes information about stock options at December 31, 2005:

                              Options outstanding       Options exercisable
                            ----------------------------------------------------
                              Weighted    Weighted                 Weighted
                               average     average                  average
     Range of                 remaining   exercise                 exercise
  exercise price     Shares    life(yrs)    price       Shares       price
--------------------------------------------------------------------------------
  $3.40 to $5.94     661,354     3.08       $4.63       460,741      $4.36
  $5.95 to $8.60     650,572     4.41       $8.03       275,850      $8.23
  $8.61 to $11.40     65,500     3.18      $10.26        65,165     $10.27
 $11.41 to $14.24    302,513     1.05      $13.75       299,163     $13.75
 $14.25 to $18.13    438,225     3.01      $17.22       438,225     $17.22
--------------------------------------------------------------------------------
                   2,118,164     3.19       $9.75     1,539,144     $10.79

During 2005, the Company granted 225,000 options that are subject to accelerated vesting based upon the achievement of certain Company milestones, as defined in the option agreement.

At December 31, 2005, 1,019,383 options were available for future grant under the two stock option plans.

During 2003, the Board of Directors granted 17,720 shares of restricted stock at prices ranging from $6.89 to $12.54. During 2003, 1,740 shares of restricted stock were forfeited, without vesting. In January 2004, 10,524 shares vested and were issued. The remaining shares vest in November 2006. The value of restricted stock is charged to compensation expense over the vesting period of the grant.

Note N - Stockholder Rights Plan
         -----------------------
On October 27, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan. Under this plan, one preferred stock Purchase Right was distributed as a dividend for each share of common stock held by the stockholders of record as of the close of business of November 8, 2000. Until the occurrence of certain events, the Rights are traded as a unit with the common stock. Each Right will separate and entitle stockholders to buy stock upon the occurrence of certain events generally related to the change of control of the Company as defined in the Plan. The Rights become exercisable ten days after either (1) an "Acquiring Person" acquires or commences a tender offer to acquire 15% or more of the Company's Common Stock, or (2) an "Adverse Person" has acquired 10% or more of the Company's common stock and the Board determines this person is likely to cause pressure on the Company to enter into a transaction that is not in the Company's best long-term interest. All Rights not held by an Acquiring Person or an Adverse Person become rights to purchase from the Company one one-thousandth of one share of preferred stock at an initial exercise price of $110 per Right. Each Right entitles the holder of that Right to purchase the equivalent of $220 worth of the Company's common stock for $110. If after such an event the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip over" right to buy discounted stock in the surviving entity. The Company may redeem the Rights for $.001 each. The Rights Plan expires on November 1, 2010 or can be modified or terminated, at the option of the Board of Directors.

Note O - Income Taxes
         ------------
Pre-tax earnings and the provision (benefit) for income taxes consisted of the following for the years ended December 31, 2005, 2004 and 2003:

                                           2005          2004          2003
                                       ------------  ------------  -------------
Pre-tax earnings:
   United States                       $ 2,555,000   $   946,000   $  4,583,000
   Outside United States                   529,000       396,000        507,000
                                       ------------  ------------  -------------
   Total pre-tax earnings              $ 3,084,000   $ 1,342,000   $  5,090,000
                                       ============  ============  =============

For the same periods, the provision (benefit) for income taxes was as follows:

                                           2005          2004          2003
                                       ------------  ------------  -------------
Current income tax provision (benefit):
   Federal                             $   248,000   $   879,000   $  1,252,000
   State                                    54,000       146,000        242,000
   Foreign                                 (19,000)     (238,000)        41,000
                                       ------------  ------------  -------------
                                           283,000       787,000      1,535,000
Deferred benefit                          (244,000)     (874,000)      (196,000)
                                       ------------  ------------  -------------
   Total  provision (benefit)          $    39,000   $   (87,000)  $  1,339,000
                                       ============  ============  =============

Reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

                                           2005          2004          2003
                                       ------------  ------------  -------------
Federal income tax at statutory rate       34.0%         34.0%         34.0%
State tax provision, net of federal
 benefit                                    1.2          (3.2)          2.6
Valuation allowance                                      10.4
Tax exempt interest                        (3.8)         (5.1)          (.3)
Canadian tax credits                       (7.2)        (14.9)         (2.9)
Foreign sales exemption                    (7.5)        (13.6)         (4.0)
Research and development credits          (13.0)
Resolution of prior year tax
 uncertainties                             (2.6)                       (3.9)
Foreign exchange items                                  (13.4)
Other                                        .2           (.7)           .8
                                       ------------  ------------  -------------
   Effective tax rate                       1.3%         (6.5)%        26.3%
                                       ============  ============  =============

Canadian tax credits are generated primarily from research and development efforts in Canada. The foreign sales exemption relates to the Company's extraterritorial income exclusion recorded for tax purposes.

The deferred income tax assets and liabilities consist of the following:

                                                     At December 31,
                                                  2005            2004
                                            ---------------  ----------------
Assets:
------
Current:
   Accrued vacation, payroll and other
    accrued expenses                         $    175,000     $    336,000
   Inventory and inventory related items        1,590,000        1,524,000
   Bad debt and note receivable reserves        1,313,000        1,302,000
   Other                                          330,000           60,000
Non-current:
   State net operating losses                     139,000          139,000
                                            ---------------  ----------------
     Total gross deferred tax assets            3,547,000        3,361,000
     Valuation allowance                         (139,000)        (139,000)
                                            ---------------  ----------------
     Total net deferred tax assets           $  3,408,000     $  3,222,000
                                            ---------------  ----------------

Liabilities (non-current)
   Capitalized software development costs,
    net                                      $   (989,000)    $ (1,169,000)
   Investment tax credit                          (48,000)         (51,000)
   Goodwill                                      (230,000)         (96,000)
   Other                                           (7,000)         (16,000)
                                            ---------------  ----------------
     Total deferred tax liabilities          $ (1,274,000)    $ (1,332,000)
                                            ---------------  ----------------
     Net deferred tax asset                  $  2,134,000     $  1,890,000
                                            ===============  ================

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

                                                  2005            2004
                                            ---------------  ----------------
Net current deferred tax assets              $  3,272,000     $  3,088,000
Net long-term deferred tax liabilities       $  1,138,000     $  1,198,000

In 2003, the Company recorded an impairment charge related to an investment in an unaffiliated company. The deferred tax asset on the cumulative losses and impairment charge related to this investment equaled $297,000 as of December 31, 2003, which amount was fully offset by the establishment of a valuation allowance of $297,000 in 2003. This investment was sold in 2004 and the valuation allowance was reversed.

In 2004, the Company established a deferred tax asset related to a note receivable valuation charge that the Company recorded. In order to realize the full benefit of this deferred tax asset in the future, the Company may have to generate capital gains for income tax purposes. In the event that the Company is unable to generate sufficient capital gains, a valuation allowance against this deferred tax asset may be required in the future.

In 2004 and 2005, the Company generated net operating losses in certain states for income tax purposes, which expire through 2010. The deferred tax asset associated with the net operating losses is $139,000, which amount is fully offset by a valuation allowance of $139,000, as it is more likely than not that the tax benefit of these losses will not be realized. During 2005, there was no change in the total valuation allowance. In 2004, the total valuation allowance decreased by $158,000. This reflects an increase attributable to the establishment of the valuation allowance for the state net operating losses of $139,000 and the reversal of the valuation allowance attributable to the Company's investment in an unaffiliated company of $297,000.

As of December 31, 2005, income considered to be permanently reinvested in the Company's Canadian subsidiary amounted to $6,326,000. No deferred taxes have been provided on this income, as the Company does not plan to initiate any action that would require the payment of U.S. income taxes. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act provides for the repeal of the extraterritorial income exclusion (through reduced benefits in 2005 and 2006, with full repeal effective for 2007) and allows a deduction for qualified domestic production activities (phased in over the years 2005 to 2009 and fully effective in 2010). Pursuant to FASB guidance with respect to the deduction for qualified domestic production activities, the deduction is treated as a "special deduction" as described in SFAS No. 109 "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the period in which the deduction is claimed on the Company's tax return. The Act also includes a temporary incentive for U.S. companies to repatriate accumulated income earned abroad. The Company did not repatriate funds in 2005 or 2004.

Note P - Research and Development
         ------------------------
The Corporation incurred research and development costs relating to the development of new products as follows:

                                       2005            2004            2003
                                   ------------    ------------    ------------
Gross expenditures for engineering
 and software development          $ 12,855,000    $ 12,432,000    $ 11,027,000
Less: amounts capitalized            (2,488,000)     (2,189,000)     (1,534,000)
                                   ------------    ------------    ------------
     Net charged to operating
      expenses                     $ 10,367,000    $ 10,243,000    $ 9,493,000
                                   ============    ============    ============

Software development costs consisted of the following:

                                                         At December 31,
                                                       2005            2004
                                                   ------------    ------------
Capitalized software development costs             $  9,595,000    $  8,468,000
Less: accumulated amortization                       (6,413,000)     (4,815,000)
                                                   ------------    -------------
     Net                                           $  3,182,000    $  3,653,000
                                                   ============    ============

Amortization of software development costs included in cost of goods sold was $1,598,000, $1,711,000 and $1,005,000 for 2005, 2004 and 2003, respectively. In
January 2006, the Company announced its intention to close its engineering facility in Norwood, Massachusetts. In connection with that decision, in 2005, the Company wrote off software development costs incurred at its Norwood engineering center that were capitalized for new products that had not reached commercial general release and were discontinued. This write-off totaled $1,360,000.

Note Q - Employee Benefit Plans
         ----------------------
For the Company's operations in the United States, the Company's Retirement Savings Plans qualify under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plans were $23,000, $25,000 and $0 for 2005, 2004 and 2003, respectively. In conjunction with its flexible benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $36,000, $34,000 and $69,000 for 2005, 2004 and 2003, respectively.

For its operations in Canada, contributions were made in 2005 and 2004 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan amounted to $5,000 and $7,000 for 2005 and 2004, respectively. The Company did not make any matching contributions in 2003.

Note R - Litigation
         ----------
Following the Company's announcement in May 2000 regarding its preliminary results of operations for the second quarter, several class action lawsuits were filed in the United States District Court for the Western District of New York against the Company, as well as several of its officers and directors, alleging violations of federal securities laws. In September 2002, the Company announced it had signed a Memorandum of Understanding for the settlement of the class action litigation. The Company recorded a charge of $143,000 in the third quarter of 2002 in connection with the litigation. During 2003, the settlement agreement was accepted and approved by the Court and the settlement was paid by the Company.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, services providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. The fair value of the indemnifications that the Company issued during 2005 was not material to the Company's financial position, results of operations or cash flow.

Note S - Restructuring Programs
         ----------------------
During 2002, the Company recorded restructuring charges related to the consolidation of its operations in Raleigh, North Carolina. The initial restructuring charge recorded in 2002 for lease commitments included certain estimates for expected future sublease receipts. Due to market conditions in the Raleigh, North Carolina area, the Company recorded an incremental restructuring charge of $118,000 in 2003, which related to a revised estimate of the sublease receipts expected through the remaining term of this lease. During 2004, the Company paid the remaining lease obligation of $146,000 and the lease was terminated. There were no outstanding obligations related to these charges at December 31, 2004.

In October 2004, management announced a plan to centralize its multi-location operations and to streamline the organization. By the end of the first quarter 2005, the Company completed centralization of sales, marketing and accounting functions into corporate operations. During the third quarter 2005, the transition of the manufacturing functions was completed. Total expenses incurred and paid under this program were $320,000 and $217,000 in 2005 and 2004, respectively.

In 2006, the Company announced its plans to close its engineering facility in Norwood, Massachusetts and also to relocate its San Luis Obispo and Ottawa operations to new locations in those local areas in 2006. Expenses related to these actions will be expensed as incurred in 2006.

Note T - Product Revenue
         ---------------
The following table represents the Company's total sales for 2005, 2004 and 2003 classified by product category:

                                    2005             2004             2003
                               --------------   --------------   --------------
Communications products         $ 23,991,000     $ 24,461,000     $ 26,081,000
Computing products                12,299,000       18,063,000       18,306,000
Switching products                12,801,000       10,254,000        4,997,000
Other products                       542,000          711,000          608,000
                               --------------   --------------   --------------
    Total                       $ 49,633,000     $ 53,489,000     $ 49,992,000
                               ==============   ==============   ==============

Note U - Quarterly Results (unaudited)
         -----------------------------
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2005 and 2004:
                                                    2005
                               ------------------------------------------------
                                     (in thousands, except per share data)
                                 Mar. 31     Jun. 30     Sep. 30      Dec. 31
                               ----------- ----------- -----------  -----------
       Sales                     $13,157     $10,802     $12,343      $13,331
       Gross profit                6,695       4,886       6,190        6,671
       Restructuring charges         (57)       (139)        (53)        (122)
       Intangible asset
        write-off                                                      (1,360)
       Income (loss) from
        operations                 1,183         (43)        987         (339)
       Net income                $ 1,049     $   204     $   937      $   855

       Basis earnings per
        share                    $  0.08     $  0.02     $  0.07      $  0.07
       Diluted earnings per
        share                    $  0.08     $  0.02     $  0.07      $  0.06

                                                    2004
                               ------------------------------------------------
                                     (in thousands, except per share data)
                                 Mar. 31     Jun. 30     Sep. 30     Dec. 31
                               ----------- ----------- ----------- ------------
       Sales                     $15,566     $13,273     $11,560     $13,089
       Gross profit                7,978       6,620       4,952       5,911
       In-process research and
        development                 (218)
       Restructuring charges                                 (12)       (205)
       Income (loss) from
        operations                 2,198       1,228         (19)        188
       Gain on sale of
        investment                                         1,169
       Note receivable
        valuation charge                                              (3,000)
       Net income (loss)         $ 1,557     $ 1,031     $ 1,371     $(1,179)

       Basis earnings (loss)
        per share                $  0.12     $  0.08     $  0.11     $ (0.09)
       Diluted earnings (loss)
        per share                $  0.11     $  0.08     $  0.11     $ (0.09)

Earnings per share is calculated as a discrete period and the sum of the four quarters may not equal the full year amount.

Note V - Supplemental Cash Flow Information - Non-cash activity
         ------------------------------------------------------
During the third quarter 2005, the Company received preferred stock of InSciTek in satisfaction of an interest payment of $248,000 due to the Company from InSciTek.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------
None.

ITEM 9A - Controls and Procedures
          -----------------------
        a.  Evaluation of Disclosure Controls and Procedures

            The Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date.

        b.  Internal Control Over Financial Reporting

              a. Management's Annual Report on Internal Control Over Financial
                 Reporting

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

              Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005, according to the criteria. Management's assessment of the effectiveness of the Company's internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in
              Item 8.

        c.  Changes in Internal Control Over Financial Reporting

            During the first quarter 2005, the Company completed the integration of the ERP systems and accounting functions of the Company's Voice Technology Group and Computing Products Group into the corporate ERP system and accounting function in Rochester, New York. During the second quarter 2005, transition of manufacturing operations for VTG products was completed. During the third quarter 2005, the Company completed the transition of the manufacturing of the Computing products to Rochester. The Company's Chief Executive Officer and Chief Financial Officer evaluated these changes and concluded that the changes have not materially affected, or are not reasonably likely to materially affect, the Company's internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - Other Information
          -----------------
None.

PART III
--------
Except as provided in Item 12 below, the information required by Part III, Items 10 - 14, is omitted from this Report and presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 25, 2006, which information included therein is incorporated herein by reference.

ITEM 10 - Directors and Executive Officers of the Registrant
          --------------------------------------------------
The sections entitled "Election of Directors" and "Executive Officers" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006, sets forth certain information with respect to the directors and executive officers of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation
          ----------------------
The section entitled "Executive Compensation" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and
          ------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------
The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In May 2001, the stockholders approved the 2001 Stock Option Plan. The 2001 Stock Option Plan replaced the 1986 Incentive Stock Option Plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The table below provides certain information regarding the Company's equity compensation plan:

                                     Equity Compensation Plan Information
                                      (a)             (b)             (c)
                                   Number of
                                  securities       Weighted
                                     to be          average
                                  issued upon      exercise        Number of
                                  exercise of      price of        securities
       Plan Category              outstanding     outstanding      remaining
                                  options and     options and    available for
                                   restricted      restricted        future
                                     shares          shares         issuance
                                 -------------   -------------   -------------
Equity compensation plans
 approved by security holders      2,123,620         $9.76         1,019,383

Equity compensation plans not
 approved by security holders
                                 -------------   -------------   -------------
     Total                         2,123,620         $9.76         1,019,383
                                 =============   =============   =============

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships and Related Transactions
          ----------------------------------------------
The section entitled "Certain Relationships and Transactions" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services
          --------------------------------------
The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2006, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV
-------
ITEM 15 - Exhibits and Financial Statement Schedule
          -----------------------------------------
(1)   Financial Statements
      The financial statements filed as part of this report are included in the response to Item 8 of Part II of this 10-K report.

(2)   Financial Statement Schedule

      Schedule II - Valuation and Qualifying Accounts

      Allowance for Doubtful Accounts


                                           Additions    Deductions
                              Balance at   ---------    ----------   Balance at
                               beginning   Charged to     Amounts      end of
                               of period    earnings    written off    period
                             ------------ ------------ ------------ ------------
Year End December 31, 2005
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable
   Allowance for doubtful
    accounts                   $426,000     $ 45,000     $ 28,000     $443,000
                             ============ ============ ============ ============

Year End December 31, 2004
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable
   Allowance for doubtful
    accounts                   $379,000     $ 52,000     $  5,000     $426,000
                             ============ ============ ============ ============

Year End December 31, 2003
Deducted in the Consolidated
 Balance Sheet from Accounts
 Receivable
   Allowance for doubtful
    accounts                   $301,000     $ 87,000     $  9,000     $379,000
                             ============ ============ ============ ============

         Valuation Allowance for Note Receivable

                                           Additions    Deductions
                              Balance at   ---------    ----------    Balance
                               beginning   Charged to    Amounts     at end of
                               of period    earnings    written off    period
                             ------------ ------------ ------------ ------------
Year End December 31, 2005
Deducted in the Consolidated
 Balance Sheet from Note
 Receivable
   Valuation Allowance for
    Note Receivable           $3,000,000                             $3,000,000
                             ============ ============ ============ ============

Year End December 31, 2004
Deducted in the Consolidated
 Balance Sheet from Note
 Receivable
   Valuation Allowance for
   Note Receivable                         $3,000,000                $3,000,000
                             ============ ============ ============ ============

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)      Exhibits
Exhibit  Ref.
Number   Number              Description
--------------------------------------------------------------------------------
2.1       (8)      Stock Purchase Agreement between Intel Corporation and the
                      Registrant, dated as of September 12, 2002.
2.2       (10)     Asset Purchase Agreement by and among Mapletree Networks,
                      Inc., Performance Technologies, Incorporated and PTI Massachusetts Corporation, dated as of January 12, 2004
3.1       (1)      Restated Certificate of Incorporation
3.2       (3)      Certificate of Amendment
3.3       (1)      Amended By-laws
4.1       (1)      Form of Common Stock Certificate
4.2       (1)      Amended and Restated 1986 Incentive Stock Option Plan
4.4       (4)      February 2000 Amendment to Amended and Restated 1986
                      Incentive Stock Option Plan
4.5       (5)      Rights Agreement
4.6       (6)      2001 Incentive Stock Option Plan
4.7       (9)      2003 Omnibus Incentive Plan
10        (1)      Material Contracts
10.16     (1)      License Agreement between the Registrant and Spider Systems
                      Limited dated March 18, 1992
10.28     (1)      Adoption Agreement between the Registrant and Principal
                      Mutual Life Insurance Company dated September 20, 1993
10.29     (1)      The Principal Financial Group Prototype Basic Savings Plan
                      dated May 7, 1990
10.30     (1)      Form of Stock Option Agreement
10.32     (2)      Share Acquisition Agreement between Registrant and
                      MicroLegend Telecom Systems, Inc. as of December 2, 1999
10.33     (2)      Amendment to Share Acquisition Agreement between Registrant and MicroLegend Telecom Systems, Inc. as of December 10, 1999
10.33a    (7)      Lease Agreement dated as of May 19, 2001 between the
                      Registrant and Christa PT, LLC
10.33b    (7)      First Amendment to Lease dated as of July 19, 2001 between the Registrant and Christa PT, LLC
10.33c    (7)      Second Amendment to Lease dated as of July 31, 2001 between the Registrant and Christa PT, LLC
10.34     (11)     Credit Agreement dated as of December 30, 2005 between the
                      Registrant and JPMorgan Chase Bank, N.A.
10.35     (*)      Employment Agreement dated November 3, 2005 between the
                      Registrant and Michael P. Skarzynski
21        (*)      Subsidiaries
23.1      (*)      Consent of PricewaterhouseCoopers LLP
31.1      (*)      Certification of Chief Executive Officer
31.2      (*)      Certification of Chief Financial Officer
32.1      (*)      Section 1350 Certification
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(2) Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed January 28, 2000 (Registration No. 333-94371).
(3) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(5) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed November 8, 2000 (Registration No. 000-27460).
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(7) Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2001.
(8)    Incorporated by reference to the Current Report on Form 8-K filed
       October 17, 2002.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(10) Incorporated by reference to the Current Report on Form 8-K/A filed February 3, 2004.
(11)   Incorporated by reference to the Current Report on Form 8-K filed
       January 11, 2006.
(*)    Filed with this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Performance Technologies, Incorporated

Date:  March 16, 2006                           By:/s/ Michael P. Skarzynski
                                                ----------------------------
                                                Michael P. Skarzynski
                                                President and
                                                Chief Executive Officer

                                                By:/s/ Dorrance W. Lamb
                                                -----------------------
                                                Dorrance W. Lamb
                                                Senior Vice President and
                                                Chief Financial Officer


        Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

         Signature                      Title                         Date
         ---------                      -----                         ----

/s/John M. Slusser                Chairman of the Board           March 16, 2006
------------------
John M. Slusser

/s/Michael P. Skarzynski          President, Chief Executive      March 16, 2006
------------------------          Officer and Director
Michael P. Skarzynski

/s/Dorrance W. Lamb               Senior Vice President and       March 16, 2006
-------------------               Chief Fianacial Officer
Dorrance W. Lamb

/s/Bernard Kozel                  Director                        March 16, 2006
----------------
Bernard Kozel

/s/Charles E. Maginness           Director                        March 16, 2006
-----------------------
Charles E. Maginness

/s/Stuart B. Meisenzahl           Director                        March 16, 2006
-----------------------
Stuart B. Meisenzahl

/s/E. Mark Rajkowski              Director                        March 16, 2006
--------------------
E. Mark Rajkowski

/s/Robert L. Tillman              Director                        March 16, 2006
--------------------
Robert L. Tillman

                                                                   Exhibit 10.35


                              EMPLOYMENT AGREEMENT

         The parties to this Employment Agreement (the "Agreement") are Performance Technologies, Incorporated, a Delaware corporation having an office at 205 Indigo Creek Drive, Rochester, New York 14626 (the "Company"), and Michael P. Skarzynski, an individual residing at 21 Post Kunhardt Road, Bernardsville, New Jersey 07924 (the "Executive").

                                   BACKGROUND

        A. The Company is engaged in the business of developing platforms, components and software solutions for the communications, military and commercial markets.

        B. The Company desires to employ the Executive, and the Executive desires to accept such employment with the Company, in each case upon the terms and conditions set forth below.

        C. The Executive represents and warrants that he is free to enter this Agreement and has no pre-existing agreement with any other party that would prevent him from entering and performing the duties under this Agreement with the Company.

        D. During the course of the Executive's employment with the Company, the Company will expend significant time, money, and effort to develop and maintain substantial expertise, personnel, business, goodwill and relationships with customers and potential customers, including providing the Executive with considerable resources to develop, maintain and expand such goodwill and relationships on behalf of the Company.

        E. During the course of the Executive's employment with the Company, the Executive will acquire confidential knowledge and other information regarding various aspects of the Company's business, including without limitation the Company's accounts, customers, business methods, procedures, trade secrets and development methods.

        In consideration of these recitals and the mutual covenants and agreements contained in this Agreement, the Company and the Executive agree as follows:

Employment; Term. Subject to the terms and conditions set forth in this Agreement, the Company hereby agrees to employ the Executive as its President and Chief Executive Officer, and the Executive hereby accepts such employment. The Executive's employment shall begin on the date set forth in Section 2 and shall continue thereafter, until terminated pursuant to Section 10 hereof (the "Employment Period").

Effective Date. This Agreement shall become effective, and the Employment Period shall commence, on November 3, 2005 (the "Effective Date").

Duties.

President and Chief Executive Officer. During the Employment Period, the Executive shall be employed as the Company's President and Chief Executive Officer. The President and Chief Executive Officer shall report to the Company's Board of Directors. The President and Chief Executive Officer shall perform those duties customarily associated with the role of the principal executive officer of a public company, consistent with the overall objectives and operating policies of the Company, including, but not limited to, working with the Board of Directors and other senior executives to devise strategies and formulate policies to ensure that the Company's objectives are met, implementing the Company's strategies and policies on a day-to-day basis, managing the Company's staff, including the authority to hire and dismiss employees, overseeing with the Company's Chief Financial Officer the Company's financial performance and reporting obligations under applicable standards and regulations, and entering into agreements on behalf of the Company. The Executive acknowledges that these duties and responsibilities will require the Executive's full-time business efforts. The Executive agrees to perform his duties and discharge his responsibilities in a diligent, efficient and faithful manner and to the best of his ability, and to use his best efforts to promote the interests of the Company. In the performance of his duties, the Executive agrees to abide by the various policies, procedures, rules and practices established by the Company as such policies currently exist or in the future may be adopted, modified or terminated by the Company in its sole discretion.

Directorship. As soon as practicable after the Effective Date, the Company shall hold a special meeting of its Board of Directors to appoint the Executive to serve as a member of the Board of Directors until the next annual meeting of the stockholders, and the Executive shall accept such appointment. Thereafter, the Company shall nominate the Executive to be elected at the next annual meeting of the stockholders to serve as a member of the Board of Directors. The obligations of the Company to so appoint and nominate the Executive are subject to full compliance by the Company and the Executive with the Company's corporate governance policies and all applicable laws, rules, regulations and listing standards.

Compensation and Benefits.

Base Salary. During the Employment Period, the Executive shall receive a base salary (the "Base Salary"), which shall be earned and payable according to the Company's regular payroll policies and practices. Initially, for the remainder of fiscal year 2005 and all of fiscal year 2006, the amount of the Base Salary shall be $300,000 per year.

Operating Bonus. In addition to the Base Salary, the Executive may receive a performance bonus, which shall be earned and payable in accordance with the Company's bonus policies for its executive officers (the "Operating Bonus"). Notwithstanding the foregoing, if the Executive remains employed with the Company as its President and Chief Executive Officer from the Effective Date through and including December 31, 2006, the Company shall pay the Executive an Operating Bonus for fiscal year 2006 with a value of not less than $150,000, which shall be paid in accordance with the Company's bonus policies for its executive officers.

Stock Options. On the Effective Date, the Executive shall receive a non-qualified stock option to purchase 225,000 shares of the Company's common stock under the 2003 Omnibus Incentive Plan on the terms and conditions of the stock option agreement between the Company and the Executive attached hereto as Appendix A (the "Stock Option Agreement").

Vacation. During the Employment Period, the Executive shall be eligible to receive paid vacation, which shall be earned and payable according to the vacation policy adopted by the Company for its employees, as such policy may be amended, modified and/or terminated by the Company in its sole discretion from time to time.

Retirement Benefits. During the Employment Period, the Executive shall be eligible to participate in and receive benefits to the extent provided by any qualified retirement plan or plans adopted by the Company for its employees, as such plan or plans may be amended, modified and/or terminated by the Company in its sole discretion from time to time.

Health and Medical Insurance. During the Employment Period, the Executive shall be eligible to participate in and shall be eligible to receive benefits to the extent provided by any health and medical insurance plans and policies maintained by the Company for its employees, as such plans and policies may be amended, modified and/or terminated by the Company in its sole discretion from time to time.

Expenses. During the Employment Period, the Company shall reimburse the Executive for reasonable business expenses properly incurred by the Executive in the performance of his duties on behalf of the Company, provided that such expenses are in accordance with the Company's policies and that the Executive delivers to the Company all appropriate documentation as required by applicable rules and Company policies.

Automobile Allowance. During the Employment Period, the Company shall pay the Executive a monthly automobile allowance in the amount of $500 per month. Such allowance shall be paid in arrears in accordance with the Company's regular payroll policies and practices.

Relocation Benefits. The Executive and the Company agree that the Executive shall use his best efforts to permanently relocate from New Jersey to the Rochester, New York area by July 31, 2006. In connection with such relocation, during the Employment Period the Company shall provide the Executive with the following relocation benefits (collectively, the "Relocation Benefits"):

House-Hunting Expenses. The Company shall reimburse the Executive for documented reasonable travel and accommodation expenses actually incurred by the Executive in connection with up to two trips by the Executive and his spouse and children from New Jersey to Rochester, New York for the purpose of locating a home in the Rochester, New York area.

Relocation and Moving Expenses. The Company shall reimburse the Executive for
(A) 100% of the first $100,000 of documented reasonable relocation expenses actually incurred by the Executive in connection with selling his existing home in New Jersey and purchasing a new home in the Rochester, New York area, and (B) 50% of any additional documented reasonable relocation expenses actually incurred by the Executive beyond the first $100,000 of such expenses, up to an aggregate maximum reimbursement amount of $150,000 for all such expenses, it being understood that such expenses may include, but are not limited to, real estate agent fees, legal fees and expenses, and moving expenses.

Temporary Housing and Travel Expenses. The Company shall reimburse the Executive for reasonable documented travel expenses actually incurred by the Executive between the Effective Date and July 31, 2006, in connection with commuting between his current home in New Jersey and the Company's offices in Rochester, New York. In addition, between the Effective Date and July 31, 2006, the Company shall reimburse the Executive for reasonable documented accommodation expenses (i.e., rent and utilities) in the Rochester, New York area. The obligations to make the aforementioned reimbursements shall cease when the Executive permanently relocates to Rochester, New York, but in no event shall they continue beyond July 31, 2006.

Life and Disability Insurance. During the Employment Period, the Company shall reimburse the Executive for the premium expenses actually incurred by him in connection with his maintaining life and disability insurance coverage on himself, up to a maximum reimbursement amount of $4,000 per year, provided that the Executive furnishes the Company with reasonable documentation to substantiate such premiums expenses each time he requests reimbursement.

Other Benefits. During the Employment Period, the Executive shall be eligible to participate in and receive benefits to the extent provided by other fringe benefit plans or policies, if any, maintained by the Company for its employees, as such plans or policies may be amended, modified and/or terminated by the Company in its sole discretion from time to time.

Withholding. The Company shall deduct or withhold from the Base Salary, any Operating Bonus and from all other payments made to the Executive pursuant to this Agreement, all amounts which may be required to be deducted or withheld under any applicable law now in effect or which may become effective during the term of this Agreement (including, but not limited to, Social Security contributions and income tax withholdings). In addition, the Company shall deduct from such payments any of the Executive's contributions to benefit plans and/or policies as provided by the plans and policies described in this Section 4.

Limitations on Expenses. As between the Executive and the Company, the Executive shall be responsible for all expenses (including, but not limited to, legal fees) incurred by him or the Company that relate to or are incurred in connection with any investigation of the Executive by local, state or federal authorities as a result of the Executive's activities prior to the Effective Date.

D&O Insurance. The Company shall maintain a policy or policies of directors' and officers' liability insurance covering liabilities which may be incurred by the Executive in the performance of his obligations to the Company or in his capacity as a director and officer of the Company.

Indemnification. To the fullest extent permitted by law and in addition to any other rights permitted or granted under the Company's certificate of incorporation or by-laws or any agreement or policy of insurance, the Company shall indemnify the Executive if the Executive is made a party, or threatened to be made a party, to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the Executive is or was an employee, officer or director of the Company, in which capacity the Executive is or was serving at the Company's request, against any and all costs, losses, damages, judgments, liabilities and expenses (including reasonable attorneys' fees) which may be incurred by him in connection with any such action, suit or proceeding; provided, however, that there shall be no indemnification with respect to matters as to which the Executive is adjudged to have been guilty of fraud or bad faith or as a result of the Executive's breach of this Agreement.

Tax Gross-Up. If it is determined that any payment or distribution of any type to the Executive or for his benefit by the Company, any of its affiliates, any person who acquires ownership or effective control of the Company or ownership of a substantial portion of the Company's assets (within the meaning of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and the regulations thereunder) or any affiliate of such person, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement, the Stock Option Agreement or otherwise (the "Total Payments"), would be subject to the excise tax imposed by section 4999 of the Code or any interest or penalties with respect to such excise tax (such excise tax and any such interest or penalties are collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount calculated to ensure that after the Executive pays all taxes (and any interest or penalties imposed with respect to such taxes), including any Excise Tax, imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Total Payments. All determinations and calculations required to be made under this Section 4(p) shall be made by an independent accounting firm selected by the Company (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations regarding the amount of any Gross-Up Payment and any other relevant matter, to the Executive and the Company within five (5) days after the Executive or the Company made a request (if the Executive reasonably believes that any of the Total Payments may be subject to the Excise Tax). If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written statement that it has concluded that no Excise Tax is payable (including the reasons therefor) and that the Executive has substantial authority not to report any Excise Tax on his federal income tax return. If a Gross-Up Payment is determined to be payable, it shall be paid to the Executive within five (5) days after the Determination has been delivered to him or the Company. Any determination by the Accounting Firm shall be binding upon the Company and the Executive, absent manifest error.

Confidential and Proprietary Information; Ownership of Discoveries and
Inventions.

Confidentiality and Non-Disclosure. The Executive agrees that he will not, at any time during or after his employment by the Company, without the prior written authorization of the Company, disclose to any person: any designs, algorithms, or technical information; any financial reports, analysis, or information; any product, marketing, or sales plans; or any know-how or matters of confidential nature relating to the Company or its business as long as they remain of a secret or confidential nature. It is expressly understood that the provision of this paragraph shall include any information received by the Company from a third party that the Company has agreed to treat as confidential information. It is further expressly understood that the provisions of this paragraph shall not include any information that is publicly known or is generic information or information known to a person reasonably skilled in the Executive's profession or trade.

Ownership of Discoveries and Inventions. (i) The Executive agrees that all inventions, discoveries, and improvements made by Executive during the term of the Executive's employment with the Company, whether or not patentable, which:
a) used equipment, supplies, facilities, or trade secrets of the Company; or b) used time for which the Executive was compensated by the Company, shall be the sole property of the Company and that the Company shall be the sole owner of all patents and other rights in connection therewith. The Executive hereby assigns to the Company any rights the Executive has or may acquire in any such invention, discoveries, or improvements. The Executive agrees to assist the Company in taking such steps as are reasonably necessary to perfect the Company's ownership rights, and if the Executive is no longer an employee of the Company at the time such assistance is reasonably necessary, the Company shall reimburse the Executive for any reasonable out-of-pockets expenses that he actually incurs in connection therewith. (ii) The Executive agrees to assist the Company, at the Company's expense, to obtain and potentially enforce patents on any inventions discoveries, and improvements as described in this paragraph. The Executive further agrees that this obligation shall continue beyond the termination of employment, but the Company shall compensate the Executive at a reasonable rate for such assistance. (iii) The Executive acknowledges that any assertion by Executive that an invention, discovery, or improvement made by Executive during his employment at the Company should be exempt from the provisions of this paragraph shall be supported with substantial documentation showing that: a) no equipment, supplies, facilities, or trade secrets of the Company; and, b) no time for which the Executive was compensated by the Company, was used in the development of the invention, discovery, or improvement.

Company Property. All records, files, disks, data, employee information, drawings, documents, models, equipment and the like relating to the businesses of the Company, which the Executive will use, prepare or come in contact with during his employment by the Company shall be and remain the sole property of the Company. The Executive shall take appropriate steps to safeguard such property and protect it against disclosure, misuse, espionage, loss and theft. The Executive agrees that any Company property that he has in his possession, and all copies thereof, will be returned to the Company immediately upon the termination of the Employment Period, as provided in Section 10, below. If requested by the Company, the Executive shall provide the Company with written confirmation that all such materials have been delivered to the Company.

Non-Competition. In consideration of the various covenants and obligations of the Company pursuant to this Agreement, during the Restrictive Period the Executive shall not (either directly or indirectly as an employee, partner, officer, consultant, shareholder or otherwise of any corporation, governmental body, individual, partnership, limited liability company, trust or other entity) own, manage, control, participate in, or in any manner engage in any business activity that is directly competitive with any business conducted by the Company or its Affiliates as of the termination of the Employment Period. The Executive understands and agrees that in view of the Company's national business interests, this limitation similarly applies throughout the entire United States of America and that such nationwide limitation is reasonable and necessary. Nothing herein shall prohibit the Executive from being a passive owner of not more than five percent (5%) of the outstanding stock of any class of a corporation that is publicly traded, so long as the Executive has no active participation in the business of such corporation. For purposes of this Agreement, the term "Restrictive Period" shall mean the period of time beginning on the Effective Date and ending on the date 12 months after the end of the Employment Period.

Non-Solicitation. The Executive agrees that during the Restrictive Period he will not:

Solicit or in any manner encourage, either directly or indirectly, any employee or consultant of the Company or its Affiliates to leave the Company or such Affiliate for any reason; nor will he interfere in any other manner with the employment or business relationships at the time existing between the Company and its current employees or consultants; or

Hire directly or through another entity any person who was an employee of the Company or any Affiliate at any time during the one-year period preceding the termination of the Employment Period; or

Induce or attempt to induce any customer, supplier, distributor, licensee or other business affiliate of the Company or any Affiliate to cease doing business with the Company or such Affiliate or in any way interfere with the existing business relationship between any customer, supplier, distributor, licensee or other business affiliate and the Company or Affiliate.

Remedies. The Executive acknowledges that the duration of the Restrictive Period and the geographical area of the imposed restrictions are fair and reasonable and are reasonably required for the protection of the Company's business interests, including its goodwill. The Executive (a) acknowledges that his failure to comply with any requirement of Sections 5 through 8 of this Agreement will cause the Company irreparable harm and that a remedy at law for such a failure would be an inadequate remedy; and (b) consents to the Company's obtaining, from a court having jurisdiction, specific performance, an injunction, a restraining order or any other equitable relief in order to enforce any such provision. The right to obtain such equitable relief shall be in addition to, and not in lieu of, any other remedy to which the Company is entitled under applicable law (including, but not limited to, monetary damages). If any court of competent jurisdiction shall at any time deem the terms of this Agreement or any particular provision set forth in Sections 7 or 8 too lengthy or the territory too extensive, the other provisions of this Agreement shall nevertheless stand, the Restrictive Period herein shall be deemed to be the longest period permissible by law under the circumstances and the territory herein shall be deemed to comprise the largest territory permissible by law under the circumstances. The court in each case shall reduce the time period and/or territory to the permissible duration or size, and the Executive shall be bound by such reformed terms.

Termination.

Termination for Cause. The Company may terminate the Employment Period for Cause at any time without prior notice to the Executive. If the Employment Period is terminated by the Company for Cause, then:

The Company shall have no further obligations hereunder or otherwise with respect to the Executive's employment except for the payment of: (A) any unpaid Base Salary and unused vacation earned through the effective date of such termination; and (B) un-reimbursed business expenses incurred by the Executive pursuant to the Company's policies and practices;

The Company shall continue to have any other rights available to it hereunder (including, without limitation, all rights under Sections 5 through 8 hereof) at law or in equity; and

If the Executive is serving as a member of the Board of Directors of the Company (and any committees thereof), the Executive shall resign from the Board of Directors (and any committees thereof upon which he serves), effective as of the date upon which the Executive's employment with the Company was terminated.

Termination without Cause. The Company may terminate the Employment Period without Cause at any time with thirty (30) days prior written notice to the Executive.

If the Employment Period is terminated by the Company without Cause at any time within 12 months of the Effective Date then, provided the Executive executes and does not revoke the general release of all claims attached hereto as Appendix B at that time, the Executive shall be entitled to receive: (A) any unpaid Base Salary and unused vacation earned through the effective date of such termination; (B) un-reimbursed business expenses incurred by the Executive pursuant to the Company's policies and practices; (C) continued payment of the Executive's Base Salary for an additional 12 months ("Severance Period"), payable in accordance with the Company's regular payroll schedule as in effect from time to time or monthly, as elected by the Company in its sole discretion;
(D) continued health and medical insurance benefits for the Executive and, to the extent applicable, his eligible dependents during the Severance Period, provided that the Executive shall pay any share of the premium as well as any co-payments, deductibles or other costs that he would pay if he were still an employee of the Company at the time payment of such premium, co-payments, deductibles or other costs is due) pursuant to the Company's standard programs in effect from time to time; (E) a pro rata portion of the guaranteed minimum Operating Bonus payable to the Executive for 2006 (subject to the Company's bonus policies for its executive officers); and (F) immediate vesting and exercisability of that portion, and only that portion, of the option issued in accordance with Section 4(c) hereof sufficient to permit the Executive to acquire, upon exercise, an aggregate of 75,000 shares (including any portions of the option previously exercised up to that point). The Company shall continue to have any other rights available to it hereunder (including, without limitation, all rights under Sections 5 through 8 hereof) at law or in equity. In addition, the Company shall have no obligation to provide any of the payments or benefits set forth in Sections 10(b)(i)(C) and 10(b)(i)(D) if the Executive violates any of his obligations under Sections 5 through 8 above in a material respect and shall have the right to recover from the Executive any such payments or benefits already provided to the Executive after the termination of his employment but before any such violations. For purposes of the preceding sentence, the Executive will not be deemed to have violated any of his obligations under Sections 5 through 8 above unless the Company shall have first given him written notice setting forth the exact nature of any alleged violation and the conduct required to cure such violation. The Executive shall have five (5) business days from the giving of such notice within which to cure the alleged violation. There shall be no cure period with respect to a violation that the Company reasonably determines to be incapable of cure by its nature.

If the Employment Period is terminated by the Company without Cause at any time after the first anniversary of the Effective Date then, provided the Executive executes and does not revoke the general release of all claims attached hereto as Appendix B at that time, the Executive shall be entitled to receive: (A) any unpaid Base Salary and unused vacation earned through the effective date of such termination; (B) un-reimbursed business expenses incurred by the Executive pursuant to the Company's policies and practices; (C) continued payment of the Executive's Base Salary for the Severance Period, payable in accordance with the Company's regular payroll schedule as in effect from time to time or monthly, as elected by the Company in its sole discretion; (D) continued health and medical insurance benefits for the Executive and, to the extent applicable, his eligible dependents during the Severance Period, provided that the Executive shall pay any share of the premium as well as any co-payments, deductibles or other costs that he would pay if he were still an employee of the Company at the time payment of such premium, co-payments, deductibles or other costs is due) pursuant to the Company's standard programs in effect from time to time; (E) a pro rata portion of any Operating Bonus for the applicable year to which the Executive is entitled (subject to the Company's bonus policies for its executive officers); and (F) immediate vesting and exercisability of that portion, and only that portion, of the option issued in accordance with Section 4(c) hereof that would have been vested and exercisable had the Executive continued to be employed by the Company at the end of the Severance Period. The Company shall continue to have any other rights available to it hereunder (including, without limitation, all rights under Sections 5 through 8 hereof) at law or in equity. In addition, the Company shall have no obligation to provide any of the payments or benefits set forth in Sections 10(b)(ii)(C) and 10(b)(ii)(D) if the Executive violates any of his obligations under Sections 5 through 8 above in a material respect and shall have the right to recover from the Executive any such payments or benefits already provided to the Executive after the termination of his employment but before any such violations. For purposes of the preceding sentence, the Executive will not be deemed to have violated any of his obligations under Sections 5 through 8 above unless the Company shall have first given him written notice setting forth the exact nature of any alleged violation and the conduct required to cure such violation. The Executive shall have five
(5) business days from the giving of such notice within which to cure the alleged violation. There shall be no cure period with respect to a violation that the Company reasonably determines to be incapable of cure by its nature.

Termination due to the Executive's Death or Disability. The Employment Period shall terminate upon either the Executive's Death or Disability. If the Employment Period is terminated due to the Executive's Death or Disability, then:

The Company shall have no further obligations hereunder or otherwise with respect to the Executive's employment except for the payment of: (A) any unpaid Base Salary and unused vacation earned through the effective date of such termination; (B) un-reimbursed business expenses incurred by the Executive pursuant to the Company's policies and practices; and (C) a pro rata portion of any Operating Bonus for the applicable year to which the Executive is entitled (subject to the Company's bonus policies for its executive officers); and

The Company shall continue to have any other rights available to it hereunder (including, without limitation, all rights under Sections 5 through 8 hereof) at law or in equity.

Resignation without Good Reason. The Executive may resign from his position and terminate the Employment Period without Good Reason at any time with sixty (60) days prior written notice to the Company. If the Employment Period is terminated due to the Executive's resignation without Good Reason, then:

The Company shall have no further obligations hereunder or otherwise with respect to the Executive's employment except for the payment of: (A) any unpaid Base Salary and unused vacation earned through the effective date of such termination; and (B) un-reimbursed business expenses incurred by the Executive pursuant to the Company's policies and practices;

The Company shall continue to have any other rights available to it hereunder (including, without limitation, all rights under Sections 5 through 8 hereof) at law or in equity; and

If the Executive tenders notice of his intention to resign from the Company and terminate the Employment Period without Good Reason at any time within 12 months of the Effective Date, the Executive shall pay the Company an amount equal to the value of the Relocation Benefits actually provided by the Company to the Executive.

Resignation with Good Reason. The Executive may resign from his position and terminate the Employment Period with Good Reason at any time upon thirty (30) days prior written notice to the Company. If the Employment Period is terminated due to the Executive's resignation with Good Reason, then the Executive shall be entitled to the rights and benefits set forth in Section 10(b) as though the Employment Period had been terminated by the Company without Cause.

Change of Control. Following any Change of Control of the Company, (i) if the Executive is assigned any duties or responsibilities inconsistent in any material respect with those duties set forth in Section 3 hereof, or any other action is taken by the Company that results in a material diminution or other material adverse change in the Executive's position, authority, duties or responsibilities, other than any isolated, insubstantial and inadvertent action, which is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Executive, or (ii) if the Company fails to comply with any provision of Section 4 of this Agreement, other than any isolated, insubstantial and inadvertent failure, which is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Executive, or (iii) if the Company fails to comply with Section 21 (Binding Effect) of this Agreement, then the Executive shall be entitled to resign from the Company, terminate the Employment Period and receive from the Company those benefits under Sections 10(b) hereof as if the Executive's employment with the Company had been terminated without Cause.

Exclusivity. The benefits set forth in this Section 10 shall be in lieu of, and not in addition to, any other benefits provided under any Company severance plan, policy, practice or agreement. The Executive shall not be entitled to any other benefits, compensation or other payments or rights upon termination of the Employment Period except as expressly set forth in this Section and those benefits required by law.

Definitions.

Affiliate. For purposes of this Agreement, the term "Affiliate" means the Company and any of its subsidiaries.

Cause. For purposes of this Agreement, the term "Cause" means:

The Executive's failure to perform his regularly assigned duties or the specific directives of the Company's Board of Directors (provided such directives are lawful and consistent with the Executive's duties under this Agreement) that continues for a period of at least ten (10) calendar days following delivery to the Executive of a written notification from the Company's Board of Directors informing the Executive of the duties and/or directives that the Executive has failed to perform; or

The Executive's failure to follow a lawful written directive of the Company's Board of Directors (provided such directive is consistent with the Executive's duties under this Agreement); or

The Executive's violation of any material rule, regulation, or policy that may be established from time to time for the conduct of the Company's business; or

The Executive's unlawful possession, use, sale or distribution of narcotics or other controlled substances, or performing job duties while illegally used controlled substances are present in the Executive's system; or

Any willful act or omission by the Executive in the scope of his employment by the Company which was unauthorized by the Company's Board of Directors and (A) results in the assessment of a civil or criminal penalty against the Executive or the Company, or (B) in the reasonable judgment of the Company's Board of Directors could result in a material violation of any material foreign or United States federal, State, or local law or regulation having of the force of law; or

The Executive's conviction of, or plea of guilty or no contest to, any felony or other crime of moral turpitude, or the assessment of any criminal or civil penalty against the Executive as a result of or in connection with any investigation undertaken by the U.S. Securities and Exchange Commission; or

Any misrepresentation by the Executive of a material fact to, or concealment by the Executive of a material fact from, (1) the Company's Board of Directors or
(2) any other person or entity to whom the Executive has a reporting relationship in any capacity; or

The Executive's material breach of any provision of this Agreement, which breach, if capable of cure, continues for a period of at least ten (10) calendar days following delivery to the Executive of a written notification from the Company's Board of Directors informing the Executive of the breach and the conduct required to cure such breach; or

The failure of the Executive to relocate permanently to the Rochester, New York area by August 31, 2006.

Change of Control. For purposes of this Agreement, the term "Change of Control" means (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than the Company, a subsidiary, or any employee benefit plan(s) sponsored by the Company or any subsidiary, is or has become the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 51 percent or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors;
(ii) individuals who constitute the Board on the Date of Grant (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof (or a majority of the Board as then constituted), provided that any person becoming a director subsequent to the Date of Grant whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be considered as though such person were a member of the Incumbent Board; (iii) the closing of a reorganization, merger or consolidation of the Company, other than one with respect to which all or substantially all of those persons who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of outstanding securities of the Company ordinarily having the right to vote in the election of directors own, immediately after such transaction, more than three-quarters (3/4) of the outstanding securities of the resulting corporation ordinarily having the right to vote in the election of directors; (iv) the closing of a sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary; or (v) the complete liquidation and dissolution of the Company.

Disability. For purposes of this Agreement, the term "Disability" means the Executive's inability to perform the essential functions of his position that continues for a total of more than twenty-six (26) weeks in any twelve (12) month period.

Good Reason. For purposes of this Agreement, the Executive shall be deemed to have "Good Reason" for terminating the Employment Period if any of the following events occurs without the Executive's consent:

Relocation of the Executive's principal workplace to a location outside the Rochester, New York area to an area that is unacceptable to the Executive; or

The Company's material breach of any provision of this Agreement, which breach, if capable of cure, continues for a period of at least ten (10) calendar days following delivery to the Company of a written notification from the Executive informing the Company of the breach and the conduct required to cure such breach.

"Person" means an individual, a corporation, a partnership, a limited liability company, an association, a trust or any other entity or organization.

No Conflicts. The Executive agrees that in his individual capacity (as opposed to his capacity as an executive of the Company) he will not, either directly or indirectly, enter into any agreement, arrangement or understanding, whether written or oral, with any supplier, contractor, distributor, wholesaler, sales representative, representative group or customer, relating to the business of the Company or any of its subsidiaries, without the express written consent of the Board.

As long as the Executive is employed by the Company or any of its subsidiaries, the Executive agrees that he will not, except with the express written consent of the Board, become engaged in, render services for, or permit his name to be used in connection with, any for-profit business other than the business of the Company, any of its subsidiaries or any corporation or partnership in which the Company or any of its subsidiaries have an equity interest.

Failure, Delay or Waiver. No course of action or failure to act by the Company or the Executive shall constitute a waiver by the Company or the Executive, as applicable, of any right or remedy under this Agreement, and no waiver by the Company or the Executive of any right or remedy under this Agreement shall be effective unless made in writing.

Partial Invalidity and Severability. The provisions of this Agreement will be deemed severable and the invalidity or unenforceability of any provision will not affect the validity or enforceability of the other provisions hereof. If any provision of this Agreement, or the application thereof to any individual or any circumstance, is invalid or unenforceable, then (a) a suitable and equitable provision will be substituted therefor in order to carry out, so far as may be valid and enforceable, the intent and purpose of such invalid or unenforceable provision, and (b) the remainder of this Agreement and the application of such provision to other individuals or circumstances will not be affected by such invalidity or unenforceability, nor will such invalidity or unenforceability affect the validity or enforceability of such provision, or the application thereof, in any other jurisdiction.

Notices. Any notice provided for in this Agreement must be in writing and must be personally delivered, mailed by registered or certified first class mail (prepaid with return receipt requested), or sent by a nationally recognized overnight courier service. Any notice must be sent to the recipient at the address indicated below:


                  If to the Company:

                                    Performance Technologies, Incorporated
                                    205 Indigo Creek Drive
                                    Rochester, New York 14626
                                    Attention: Chairman of the Board

                           With a copy (which shall not constitute notice) to:

                                    Harter, Secrest & Emery LLP
                                    1600 Bausch & Lomb Place
                                    Rochester, New York 14604
                                    Attention: Jeffrey H. Bowen, Esq.

                  If to the Executive:

                                    Michael P. Skarzynski
                                    21 Post Kunhardt Road
                                    Bernardsville, New Jersey 07924

Either party may specify such other address or to the attention of such other person as the recipient party shall have specified by prior written notice to the sending party. Any notice under this Agreement will be deemed to have been given (i) on the date such notice is personally delivered, (ii) three (3) business days after the date of mailing if sent by certified or registered mail, or (iii) the next succeeding business day after the date such notice is delivered to the overnight courier service if sent by overnight courier.

Consent to Jurisdiction. The Executive hereby irrevocably submits to the exclusive jurisdiction of the United States federal or New York State court sitting in Monroe County, New York, in any action or proceeding arising out of or relating to this Agreement. The Executive hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in any such court and irrevocably waives any objection he may now or hereafter have as to personal jurisdiction, the venue of any such action or proceeding brought in such a court or the fact that such court is an inconvenient forum.

Executive irrevocably and unconditionally consents to the service of process by the mailing of copies of such process to him, by certified mail, return receipt requested at the address set forth in Section 15, above.

Waiver Of Jury Trial. THE EXECUTIVE AND THE COMPANY HEREBY WAIVE TRIAL BY JURY IN ANY ACTION OR PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE), IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT.

Entire Agreement. There are no oral agreements in connection with this Agreement. This Agreement (including its Appendices and, to the extent applicable, the Company's 2003 Omnibus Incentive Plan) constitutes the entire agreement of the parties hereto and supersedes any prior agreements or understandings, whether oral or written, between the parties hereto with respect to the subject matter hereof. In the event of a conflict between the terms of this Agreement and the Company's 2003 Omnibus Incentive Plan, the terms of the Company's 2003 Omnibus Incentive Plan (as in effect on the date of this Agreement, except for such amendments, if any, that are made with the Executive's consent or are not adverse to the Executive) shall control and be determinative. This Agreement may not be terminated, modified or amended orally or by any course of conduct. This Agreement may be modified or amended only by a writing expressly referring to this Agreement and executed by both the Executive and the Company.

Governing Law. This Agreement shall be construed in accordance with and governed by the laws of the State of New York without regard to principles of conflicts of laws.

Non-Assignability. This Agreement is personal to the Executive and may not be assigned by him.

Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties and their respective heirs, legal representatives, successors and, if permitted, assigns.

Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

Paragraph Headings. The headings and subheadings herein are for convenience of reference only and are not of substantive effect.

Survival. All of the covenants and agreements of the parties hereto that by their terms survive the expiration of this Agreement shall so survive the expiration of this Agreement in accordance with such terms.

Intending to be bound, the Company and the Executive have executed this Employment Agreement as conclusive evidence of their acceptance of the terms and conditions set forth herein.


                                          PERFORMANCE TECHNOLOGIES, INCORPORATED


                                          /s/ John M. Slusser
                                          -------------------
                                          John M. Slusser
                                          Chairman of the Board



                                          THE EXECUTIVE:


                                          /s/ Michael P. Skarzynsi
                                          ------------------------
                                          Michael P. Skarzynski

                                   APPENDIX A
                                   ----------

                                  AWARD NOTICE

                      NOTICE OF NON-QUALIFIED STOCK OPTION
                             GRANTED PURSUANT TO THE
                     PERFORMANCE TECHNOLOGIES, INCORPORATED
                           2003 OMNIBUS INCENTIVE PLAN



                        Grantee: Michael P. Skarzynski
                                 ----------------------------------

               Number of Shares: 225,000
                                 ----------------------------------

                   Option Price: The closing price per share of the
                                 Common Stock on the date of grant.
                                 ----------------------------------

                  Date of Grant: November 3, 2005
                                 ----------------------------------


         1. Grant of Option. This Award Notice serves to notify you that the Stock Option Committee (the "Committee") of the Board of Directors of Performance Technologies, Incorporated (the "Company") has granted to you, under the Company's 2003 Omnibus Incentive Plan (the "Plan"), a non-qualified stock option (the "Option") to purchase, on the terms and conditions set forth in this Award Notice and the Plan, up to the number of shares of its Common Stock, $.01 par value per share (the "Common Stock") and at the price per share set forth above. The Plan is incorporated herein by reference and made a part of this Award Notice. Capitalized terms not defined herein have the respective meanings set forth in the Plan.

         2. Period of Option and Limitations on Right to Exercise. Unless the Option is previously terminated pursuant to the terms of the Plan or this Award Notice, the Option will expire at 5:00 p.m., Eastern Standard Time, on the month and day that is eight (8) years from the Date of Grant (the "Expiration Date").

         3. Exercise of Option.

         (a) Vesting Schedule. Subject to the terms of the Plan and this Award Notice, provided you are still a full-time employee of the Company at that time, the Option will vest and become exercisable pro rata with respect to 37,500 of the shares subject to the Option on each of the first, second, third, fourth, fifth and sixth anniversaries of the Date of Grant. For example, provided you remain employed by the company at the time, 37,500 of the total number of shares of Common Stock subject to the Option will be vested one year after the Date of Grant, 75,000 of the total number of shares of Common Stock subject to the Option will be vested two years after the Date of Grant, 112,500 of the total number of shares of Common Stock subject to the Option will be vested three years after the Date of Grant, and so on, such that all of the shares of Common Stock subject to the Option will be vested six years after the Date of Grant. The option may be exercised with respect to any vested shares, in whole or in part, with a minimum exercise of 100 shares or the total exercisable number of shares if less than 100 shares, by you providing a notice of exercise to the Company and payment in accordance with the forms and procedures established by the Committee and in effect on the date of exercise.

         (b) Accelerated Vesting if EPS Equals or Exceeds $0.75/Share. If the Company's audited after tax earnings per share for the fiscal year ended (i) December 31, 2006, (ii) December 31, 2007 or (iii) December 31, 2008, are equal to or exceed $0.75 per share (as adjusted to reflect any stock splits, recapitalizations or the like following the date hereof), then, notwithstanding the vesting schedule in Section 3(a) of this Award Notice, but otherwise subject to the terms of the Plan and this Award Notice, as of the date such earnings per share are first disclosed to the public, 50% of the as yet unvested shares subject to the Option shall immediately vest and become exercisable, provided you are still a full-time employee of the Company at that time. The balance of the unvested shares subject to the Option shall continue to be subject to the vesting schedule in Section 3(a) of this Award Notice.

         (c) Accelerated Vesting if EPS Equals or Exceeds $1.20/Share. If the Company's audited after tax earnings per share for the fiscal year ended (i) December 31, 2006, (ii) December 31, 2007, (iii) December 31, 2008, (iv) December 31, 2009, (v) December 31, 2010, or (vi) December 31, 2011, are equal to or exceed $1.20 per share (as adjusted to reflect any stock splits, recapitalizations or the like following the date hereof), then, notwithstanding the vesting schedule in Section 3(a) of this Award Notice or the provisions of
Section 3(b) of this Award Notice, but otherwise subject to the terms of the Plan and this Award Notice, as of the date such earnings per share are first disclosed to the public, 100% of the as yet unvested shares subject to the Option shall immediately vest and become exercisable, provided you are still a full-time employee of the Company at that time.

         4. Effect of Certain Events.

         (a) Death. In the event of your death prior to the complete exercise of the Option, your designated beneficiary or, in the absence of such beneficiary, your duly qualified personal representative may exercise the Option to purchase any vested shares available under the Option until the earlier of the Expiration Date or one year after your death. Upon your death, the Option shall terminate with respect to any unvested shares under the Option.

         (b) Disability. In the event of your Disability prior to the complete exercise of the Option, you may exercise the Option to purchase any vested shares available under the Option until the earlier of the Expiration Date or one year after the date of your Disability. Upon the date of your Disability, the Option shall terminate with respect to any unvested shares under the Option.

         (c) Retirement or Approved Reason. Upon your Retirement or in the event of termination for an Approved Reason, you may exercise the Option to purchase any vested shares available under the Option until the earlier of the Expiration Date or one year after the date of your Retirement or termination for an Approved Reason. Upon your Retirement or termination for an Approved Reason, the Option shall terminate with respect to any unvested shares under the Option.

         (d) Other Termination. Upon your termination from the Company for any reason other than your death, Disability, Retirement or termination for an Approved Reason, you may exercise the Option to purchase any vested shares available under the Option until the earlier of the Expiration Date or 30 days after the date of your termination. Upon your termination, the Option shall terminate with respect to any unvested shares under the Option.

         (e) Change of Control. Notwithstanding the vesting schedule set forth in Section 3 of this Award Notice, upon a "Change of Control," the Option shall become fully vested and immediately exercisable for the total number of shares available under the Option. For purposes of this Award Notice, "Change of Control" means (i) any "person" within the meaning of Section 14(d) of the Exchange Act, other than the Company, a subsidiary, or any employee benefit plan(s) sponsored by the Company or any subsidiary, is or has become the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 51 percent or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors; (ii) individuals who constitute the Board on the Date of Grant (the "Incumbent Board") have ceased for any reason to constitute at least a majority thereof (or a majority of the Board as then constituted), provided that any person becoming a director subsequent to the Date of Grant whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board; (iii) the closing of a reorganization, merger or consolidation of the Company, other than one with respect to which all or substantially all of those persons who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of outstanding securities of the Company ordinarily having the right to vote in the election of directors own, immediately after such transaction, more than three-quarters (3/4) of the outstanding securities of the resulting corporation ordinarily having the right to vote in the election of directors; (iv) the closing of a sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary; or
(v) the complete liquidation and dissolution of the Company.

         5. Limitation of Rights. You will not have any rights as a stockholder with respect to the shares covered by the Option until you become the holder of record of such shares by exercising the Option. Neither the Plan, the granting of the Option nor this Award Notice gives you any right to remain employed by the Company or a Subsidiary.

         6. Restrictions on Issuance of Shares. If at any time the Company determines that listing, registration or qualification of the shares covered by the Option upon any securities exchange or under any state or federal law, or the approval of any governmental agency, is necessary or advisable as a condition to the exercise of the Option, the Option may not be exercised in whole or in part unless and until such listing, registration, qualification or approval shall have been effected or obtained free of any conditions not acceptable to the Company.

         7. Restriction on Transfers. You may not make any sale or other distribution or disposition of any shares of Common Stock acquired by you pursuant to the exercise of all or any part of the Option unless (i) a registration statement with respect to such shares is in effect at the time of such sale, distribution or disposition and the Company shall have received proof satisfactory to it that there has been compliance with applicable state law, or
(ii) the Company shall have received an opinion of counsel satisfactory to it that no violation of the Securities Act of 1933, as amended, or applicable state law will be involved in such transfer.

         8. Plan Controls. The Option is subject to all of the provisions of the Plan, which is hereby incorporated by reference, and is further subject to all the interpretations, amendments, rules and regulations that may from time to time be promulgated and adopted by the Committee pursuant to the Plan. In the event of any conflict among the provisions of (i) the Plan, (ii) this Award Notice and the attached summary, or (iii) that certain Employment Agreement between the Company and the Grantee dated as of November 3, 2005, the provisions of the Plan will be controlling and determinative.

                                 ACKNOWLEDGEMENT

         The undersigned Grantee acknowledges receipt of a copy of the Plan, and understands and agrees to the terms of this Award Notice and the Plan. The Grantee further acknowledges that as of the Date of Grant, this Award Notice, the Plan and that certain Employment Agreement between the Company and the Grantee dated as of November 3, 2005 set forth the entire understanding between the Grantee and the Company regarding the acquisition of Common Stock and supersede all prior oral and written agreements on that subject, with the exception of any other awards under the Plan made to the Grantee contemporaneously with this Option.

Date:  November 3, 2005
       ---------------------
                                                  Grantee:


                                                  /s/ Michael P. Skarzynski
                                                  -------------------------
                                                  Michael P. Skarzynski

                                   APPENDIX B
                                   ----------


                          GENERAL RELEASE OF ALL CLAIMS
                          -----------------------------

I am signing this General Release of All Claims (the "General Release") pursuant to the foregoing Employment Agreement (the "Agreement") in consideration for the severance benefits provided therein. I agree that in exchange for the benefits provided by Section 10 of the Agreement, I hereby forever release and discharge Performance Technologies, Incorporated (the "Company"), and any and all of Company's parents, subsidiaries, departments, divisions, affiliated entities, successors, and assigns, and any and all of its and/or their past and/or present shareholders, partners, members, directors, officers, employees, attorneys and agents (collectively, the "Releasees"), from any and all claims, demands, causes of action, fees and liabilities of any kind whatsoever, whether known or unknown, which I ever had, now have or may have against the Releasees by reason of any actual or alleged act, omission, transaction, practice, conduct, occurrence, or other matter occurring up to and including the date of this General Release.

Without limiting the generality of the foregoing, this General Release is intended to and shall release the Releasees from any and all claims, whether known or unknown, which I ever had, now have, or may have against the Releasees, with respect to my employment by the Company, the terms and conditions of such employment, and/or the termination of my employment, including but not limited to: (i) any and all claims of age discrimination under the Age Discrimination in Employment Act (ADEA) and the Older Workers' Benefit Protection Act; (ii) any and all claims under the New York Human Rights Law; (iii) any and all claims under Title VII of the Civil Rights Act of 1964; (iv) any and all claims under the Americans with Disabilities Act; (v) any and all claims under the Family and Medical Leave Act; (vi) any and all claims under the Employee Retirement Income Security Act (ERISA); (vii) any and all claims under United States Constitution and/or the New York Constitution; (viii) any and all claims relating to any contract for past employment, any failure to offer employment, any representations or commitments made by the Company regarding future employment, the conclusion of my employment with the Company and benefits payable by the Company; (ix) any and all claims under municipal, State and federal contract or tort law, such as claims of wrongful discharge, constructive discharge, breach of implied covenant of good faith and fair dealing, fraud, intentional interference with contract, intentional interference with prospective economic relations, negligent or intentional infliction of emotional distress, defamation, and failure of due process; (x) any other claim based on any Federal, State, or local law, ordinance, or regulation (whether statutory or decisional); and (xi) any and all claims for attorneys' fees, costs, disbursements, and/or the like.

I expressly agree and understand that the release given by me pursuant to this Release applies to all unknown, unsuspected and unanticipated claims, liabilities and causes of action that I may have against the Company or any of the other Releasees.

By signing this General Release, I hereby acknowledge: (i) that the Company advises that I consult with an attorney of my choice before signing this General Release; (ii) that the consideration provided by the Agreement exceeds any benefit or other thing of value to which I am otherwise entitled under any policy, plan, or procedure of the Company or pursuant to any agreement or contract with the Company; and (iii) that I have read this General Release in its entirety, I understand that it contains a full and final release of all claims that I have or may have against the Company up to the present, and I knowingly and voluntarily agree to all the terms and conditions contained herein.

The terms of this General Release and the Agreement constitute the complete understanding between the Company and me regarding the matters set forth therein, and may only be modified by a subsequent written agreement signed by both the Company and me. I acknowledge that no representative of the Company made any promise or representation regarding these matters that is not explicitly set forth in either the Agreement or this General Release.

I understand that I may take twenty-one (21) days from the date that this General Release is provided to me to consider it before signing and returning this General Release to the Company. I may revoke this General Release by asking for its return within seven (7) days of the date of my signature below. If I do not revoke this General Release within seven (7) days, it shall be binding upon me.

                                         /s/ Michael P. Skarzynski
                                         -------------------------
                                         Michael P. Skarzynski

                                         November 3, 2005
                                         -------------------------
                                         Date

State of New York
County of Monroe


On this 3rd day of November, 2005, before me personally came Michael P. Skarzynski, to me known and known to me to be the individual described in and who executed the foregoing instrument, and the above-named person acknowledged to me that said person executed the same.


                                         /s/ Notary Public
                                         -------------------------
                                         Notary Public

                                                                      Exhibit 21

                                  Subsidiaries

3688283 Canada, Inc., a Canadian corporation wholly owned by Performance Technologies, Incorporated

PerfTech (PTI) Canada Corporation (formerly MicroLegend Telecom Systems, Inc.), a Canadian corporation wholly owned by 3688283 Canada, Inc.

PTI Massachusetts Corporation, a Delaware corporation wholly owned by Performance Technologies, Incorporated

Performance Technologies, Inc. - Korea, a South Korean corporation wholly owned by Performance Technologies, Incorporated

                                                                    Exhibit 23.1


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-32421, 333-39834, 333-89636 and 333-113330) of
Performance Technologies, Incorporated of our report dated March 15, 2006 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 15, 2006

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

Date: March 16, 2006                      By:/s/   Michael P. Skarzynski
                                          ------------------------------
                                          Michael P. Skarzynski
                                          Chief Executive Officer

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

Date: March 16, 2006                      By:/s/   Dorrance W. Lamb
                                          -------------------------
                                          Dorrance W. Lamb
                                          Chief Financial Officer

                                                                    Exhibit 32.1


                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Michael P. Skarzynski and Dorrance
W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 16, 2006                     By:/s/ Michael P. Skarzynski
                                          ----------------------------
                                          Michael P. Skarzynski
                                          President and Chief Executive Officer

Date:  March 16, 2006                     By:/s/ Dorrance W. Lamb
                                          -------------------------
                                          Dorrance W. Lamb
                                          Senior Vice President and
                                          Chief Financial Officer