Form 10-Q
period 2006-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2006-05-10
CIK 1003950

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------

                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2006
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer: Large accelerated filer
[ ] Accelerated filer [X] Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The number of shares outstanding of the registrant's common stock was 13,175,425 as of April 28, 2006.
--------------------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 2006 and
           December 31, 2005 (unaudited)                                 3

           Consolidated Statements of Income for the Three Months
           Ended March 31, 2006 and 2005 (unaudited)                     4

           Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2006 and 2005 (unaudited)              5

           Notes to Consolidated Financial Statements (unaudited)        6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                         21

Item 4.    Controls and Procedures                                      21


PART II. OTHER INFORMATION

Item 6.    Exhibits                                                     22

Signatures                                                              22

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                     ASSETS

                                                March 31,         December 31,
                                                  2006                2005
                                            ----------------    ----------------

Current assets:
  Cash and cash equivalents                    $11,670,000         $11,803,000
  Investments                                   21,275,000          21,150,000
  Accounts receivable, net                       9,076,000           9,523,000
  Inventories                                    7,745,000           7,148,000
  Prepaid expenses and other assets                457,000             470,000
  Deferred taxes                                 3,445,000           3,272,000
                                            ----------------    ----------------
       Total current assets                     53,668,000          53,366,000

Property, equipment and improvements, net        2,201,000           2,004,000
Software development costs, net                  3,300,000           3,182,000
Investment in unconsolidated company               248,000             248,000
Goodwill                                         4,143,000           4,143,000
                                            ----------------    ----------------
       Total assets                            $63,560,000         $62,943,000
                                            ================    ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $ 1,268,000         $ 1,836,000
  Income taxes payable                             385,000             244,000
  Accrued expenses                               4,379,000           4,438,000
                                            ----------------    ----------------
       Total current liabilities                 6,032,000           6,518,000

Deferred taxes                                   1,184,000           1,138,000
                                            ----------------    ----------------
       Total liabilities                         7,216,000           7,656,000
                                            ----------------    ----------------

Stockholders' equity:
  Preferred stock - $.01 par value;
   1,000,000 shares authorized; none issued
  Common stock - $.01 par value; 50,000,000
   shares authorized; 13,260,038 shares
   issued                                          133,000             133,000
  Additional paid-in capital                    14,252,000          13,903,000
  Retained earnings                             42,694,000          42,601,000
  Treasury stock - at cost; 125,118 and
   171,757 shares held at March 31, 2006 and
   December 31, 2005, respectively                (735,000)         (1,350,000)
                                            ----------------    ----------------
       Total stockholders' equity               56,344,000          55,287,000
                                            ----------------    ----------------
       Total liabilities and stockholders'
        equity                                 $63,560,000         $62,943,000
                                            ================    ================


      The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                     Three Months Ended
                                                           March 31,
                                                   2006               2005
                                             ----------------   ----------------

        Sales                                   $12,168,000        $13,157,000
        Cost of goods sold                        5,957,000          6,462,000
                                             ----------------   ----------------
        Gross profit                              6,211,000          6,695,000
                                             ----------------   ----------------

        Operating expenses:
           Selling and marketing                  1,370,000          1,477,000
           Research and development               2,800,000          2,545,000
           General and administrative             1,284,000          1,433,000
           Restructuring charges                    435,000             57,000
                                             ----------------   ----------------
                Total operating expenses          5,889,000          5,512,000
                                             ----------------   ----------------
        Income from operations                      322,000          1,183,000

        Other income, net                           334,000            295,000
                                             ----------------   ----------------
        Income before income taxes                  656,000          1,478,000

        Income tax provision                        110,000            429,000
                                             ----------------   ----------------
                Net income                      $   546,000        $ 1,049,000
                                             ================   ================

        Basic earnings per share                $       .04        $       .08
                                             ================   ================
        Diluted earnings per share              $       .04        $       .08
                                             ================   ================
        Weighted average number of common
         shares used in basic earnings per
         share                                   13,098,469         12,809,320
        Potential common shares                     230,830            406,540
        Weighted average number of common
         shares used in diluted earnings per ----------------   ----------------
         share                                   13,329,299         13,215,860
                                             ================   ================


               The accompanying notes are an integral part of these
                       consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   2006              2005
                                             ----------------   ----------------

Cash flows from operating activities:
 Net income                                    $    546,000       $  1,049,000
 Non-cash adjustments:
    Depreciation and amortization                   565,000            572,000
    Tax benefit from stock option exercises         227,000            143,000
    Stock-based compensation expense                121,000              6,000
    Deferred income taxes                          (127,000)             1,000
    Other                                                                9,000
 Changes in operating assets and liabilities:
    Accounts receivable                             447,000         (1,043,000)
    Inventories                                    (597,000)           354,000
    Prepaid expenses and other assets                13,000            521,000
    Accounts payable and accrued expenses          (627,000)           422,000
    Income taxes payable                            141,000
                                             ----------------   ----------------
      Net cash provided by operating
       activities                                   709,000          2,034,000
                                             ----------------   ----------------

Cash flows from investing activities:
 Purchases of property, equipment and
  improvements                                     (384,000)           (77,000)
 Capitalized software development costs            (493,000)          (616,000)
 Purchases of investments                       (17,375,000)        (7,225,000)
 Proceeds from sales of investments              17,250,000          9,075,000
                                             ----------------   ----------------
          Net cash (used) provided by
           investing activities                  (1,002,000)         1,157,000
                                             ----------------   ----------------

Cash flows from financing activities:
 Exercise of stock options                          160,000            310,000
                                             ----------------   ----------------
      Net cash provided by financing
       activities                                   160,000            310,000
                                             ----------------   ----------------

      Net (decrease) increase in cash and
       cash equivalents                            (133,000)         3,501,000

Cash and cash equivalents at beginning of
 period                                          11,803,000         10,361,000
                                             ----------------   ----------------
Cash and cash equivalents at end of period     $ 11,670,000       $ 13,862,000
                                             ================   ================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Non-cash financing activity:
 Exercise of stock options using 21,484
  shares of common stock                       $    156,000


             The accompanying notes are an integral part of these
                      consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note A - Basis of Presentation
         ---------------------
The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2005, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B - Stock-Based Compensation and Earnings Per Share
         -----------------------------------------------
The Company has stock options outstanding from three stock-based employee compensation plans, the Amended and Restated 1986 Incentive Stock Option Plan, the 2001 Incentive Stock Option Plan, and the 2003 Omnibus Incentive Plan.

Effective January 1, 2006, the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", and related interpretations, were adopted to account for stock-based compensation using the modified prospective transition method and therefore, prior period results were not restated. SFAS No. 123(R) supersedes Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees", and revises guidance of SFAS No. 123, "Accounting for Stock-Based Compensation". Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, calculated under SFAS No. 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Stock-based compensation expense of $115,000 was recorded during the first quarter of 2006 as a result of the adoption of SFAS No. 123(R). Of this amount, $105,000 related to stock options that were granted prior to December 31, 2005.

Prior to January 1, 2006, stock-based compensation plans were accounted for in accordance with APB No. 25 and related interpretations. Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to six years. Prior to the adoption of SFAS No. 123(R), as required under the disclosure provisions of SFAS No. 123, as amended, pro forma net income (loss) and earnings (loss) per common share were provided for each period as if the fair value method were applied to measure stock-based compensation expense.

The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the three months ended March 31, 2006 under the provisions of SFAS No. 123(R):

                                                   Three Months
                                                 Ended March 31,
                                                       2006
                                               -------------------
         Stock based compensation expense:
          Stock options                             $ 115,000
          Restricted stock                              6,000
         Income tax benefit                           (41,000)
                                               -------------------
         Net decrease in net income                 $  80,000
                                               ===================
         Decrease in earnings per share:
          Basic                                     $     .01
                                               ===================
          Diluted                                   $     .01
                                               ===================

The following table illustrates the effect on net income and earnings per common share for the three months ended March 31, 2005 as if the provisions of SFAS No. 123 were applied using the fair value method to measure stock-based compensation:

                                                      Three Months
                                                      Ended March
                                                        31, 2005
                                                    ----------------

         Net income, as reported                      $ 1,049,000
         Add: Restricted stock compensation
          expense, net of tax                               4,000

         Deduct: Total stock-based compensation
          expense determined under fair value
          based method for all awards, net of
          related tax effects                          (2,137,000)
                                                    ----------------
         Pro forma net loss                           $(1,084,000)
                                                    ================

         Earnings (loss) per share:
         Basic - as reported                          $       .08
                                                    ================
         Basic - pro forma                            $      (.08)
                                                    ================

         Diluted - as reported                        $       .08
                                                    ================
         Diluted - pro forma                          $      (.08)
                                                    ================

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards under SFAS No. 123(R) as well as for pro forma disclosures under SFAS No. 123. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. For valuation purposes, stock option awards were categorized into two groups, stock option grants to employees and stock option grants to members of the Board of Directors.

The expected term of options granted prior to January 1, 2006 equaled the vesting period. The expected term of options granted in 2006 was the average of the vesting term and the contractual life. The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

SFAS No. 123(R) requires pre-vesting option forfeitures at the time of grant be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data. Previously, forfeitures were accounted for as they occurred under the pro forma disclosure provisions of SFAS No. 123 for periods prior to 2006.

No stock options were granted during the three months ended March 31, 2005. The following table shows the detailed assumptions used to compute the fair value of stock options granted during the three months ended March 31, 2006:

                                                  Three Months
                                                Ended March 31,
                                                      2006
                                               -------------------
             Expected term (years)                       6.5
             Volatility                                   66%
             Risk free interest rate              4.6% - 4.8%

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $4.42 per option. Unrecognized stock-based compensation expense was approximately $1,901,000 as of March 31, 2006, relating to a total of 605,000 unvested stock options under the Company's stock options plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately five years.

The following table summarizes stock option activity for the three months ended March 31, 2006:

                                                    Weighted
                                      Number         Average      Exercise Price
                                     of Shares    Exercise Price      Range
                                   -------------  --------------  --------------
Outstanding at December 31, 2005     2,118,164        $9.71       $3.40 - $18.13
Granted                                185,000        $6.73       $6.64 - $7.50
Exercised                              (68,123)       $4.65       $3.40 - $7.25
Expired                               (105,684)      $13.67       $3.80 - $18.13
                                   -------------
Outstanding at March 31, 2006        2,129,357        $9.42       $3.40 - $18.13


The following table summarizes stock option information at March 31, 2006:

                               Options outstanding        Options exercisable
                             ---------------------------------------------------
                               Weighted     Weighted                  Weighted
                                average     average                   average
   Range of                    remaining    exercise                  exercise
exercise price      Shares     life (yrs)     price       Shares        price
--------------------------------------------------------------------------------
$3.40 to $5.94      579,264       2.93        $4.61       398,330       $4.32
$5.95 to $8.60      827,155       5.51        $7.74       288,491       $8.25
$8.61 to $11.40      65,500       2.93       $10.26        65,165      $10.27
$11.41 to $14.24    294,013        .81       $13.74       290,313      $13.74
$14.25 to $18.13    363,425       2.73       $17.50       363,425      $17.50
--------------------------------------------------------------------------------
                  2,129,357       3.60        $9.46     1,405,724      $10.76


The total intrinsic value of all outstanding options and all exerciseable options at March 31, 2006, whose exercise price was less than the Company's closing stock price at March 31, 2006, was $1,890,000 and $1,294,000 respectively. The total intrinsic value, determined as of the date of exercise, of options exercised in the first quarter of 2006 and 2005 was $175,000 and $391,000, respectively. Cash received from option exercises for the three months ended March 31, 2006 and 2005, amounted to $160,000 and $310,000, respectively. The total fair value of options that vested during the first quarter 2006 was $11,000.

During 2005 and 2006, a total of 225,000 and 185,000 options, respectively, were granted that are subject to accelerated vesting based upon the achievement of certain milestones, as defined in the option agreements.

During 2003, 17,720 shares of restricted stock were granted at prices ranging from $6.89 to $12.54. During 2003, 1,740 shares of restricted stock were forfeited, without vesting. In January 2004, 10,524 shares vested and were issued. The remaining shares vest in November 2006. The value of restricted stock is charged to compensation expense over the vesting period of the grant. Unrecognized compensation expense totaled approximately $14,000 at March 31, 2006, related to restricted stock.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,264,000 and 958,000 options for the three months ended March 31, 2006 and 2005, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock.

Note C - Inventories, net
         ----------------
Inventories consisted of the following:
                                           March 31,              December 31,
                                             2006                      2005
                                      ------------------      ------------------
Purchased parts and components            $ 3,134,000             $ 2,884,000
Work in process                             3,235,000               3,378,000
Finished goods                              1,376,000                 886,000
                                      ------------------      ------------------
   Net                                    $ 7,745,000             $ 7,148,000
                                      ==================      ==================

Note D - Investments
         -----------
At March 31, 2006 and December 31, 2005, investments consisted of high grade, auction rate municipal securities which were classified as available-for-sale. The contractual maturities of the available-for-sale securities at March 31, 2006 all exceeded five years.

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and, despite the long-term nature of their stated contractual maturities, these securities historically had the ability to be quickly liquidated. All income generated from these investments was recorded as interest income.

Note E - Warranty Obligations
         --------------------
Warranty obligations are incurred in connection with the sale of certain products. The warranty period is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the first quarter 2006 and 2005 were as follows:

                                                2006                 2005
                                          ----------------     ----------------
Accrued warranty obligations, January 1,      $310,000             $288,000
Actual warranty experience                     (19,000)             (25,000)
Warranty provisions                            (25,000)              32,000
                                          ----------------     ----------------
Accrued warranty obligations, March 31,       $266,000             $295,000
                                          ================     ================

Note F - Stock Repurchase Program
         ------------------------
On July 11, 2005, a plan to repurchase shares of common stock for an aggregate amount not to exceed $10,000,000 was authorized by the Board of Directors. Under this program, shares of common stock may be repurchased through open market or private transactions, including block purchases, through July 11, 2006. Repurchased shares will be used for the stock option plan, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under this program.

Note G - Income Taxes
         ------------
The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, research activities, tax exempt interest and foreign sales. For the first quarter 2006, the effective tax rate was 17%. This rate was a combination of an expected annual effective tax rate of 27%, reduced by the recording of a discrete tax benefit of $60,000 which related to a previously unused tax credit. The effective tax rate was 29% for the first quarter 2005.

Note H - Restructuring Costs
         -------------------
Restructuring charges amounted to $435,000 and $57,000 in the first quarter 2006 and 2005, respectively. Restructuring charges in the first quarter 2006 are primarily related to severance expenses incurred and estimated for the closing of the Company's Norwood, Massachusetts engineering center. Restructuring charges in the first quarter 2005 relate primarily to severance payments associated with the Company's efforts to centralize operations.

Note I - Recent Accounting Pronouncements
         --------------------------------
On January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. This adoption did not have a material impact on the Company's consolidated results of operations and financial condition.


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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, estimates and assumptions are required to be made that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures, including information about contingencies, risk and financial condition. Estimates are generally not made until preliminary results for a financial quarter are known and analyzed. It is believed that given the current facts and circumstances that these estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are set forth below:

        o    Revenue Recognition
        o    Software Development Costs
        o    Valuation of Inventories
        o    Income Taxes
        o    Product Warranty
        o    Carrying Value of Goodwill
        o    Stock-Based Compensation
        o    Restructuring Costs

Revenue Recognition: Revenue is recognized from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Product sales represent the majority of our revenue and include hardware products and hardware products with embedded software. Revenue is recognized from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, products are sold on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment. If these conditions are not met, revenue recognition is deferred until such time that these conditions have been satisfied.

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, "Software Revenue Recognition" and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, revenue recognition is deferred and revenue will be recognized when all obligations under the arrangement are fulfilled. Revenue from software maintenance contracts is recognized ratably over the contractual period.

Revenue from consulting and other services is recognized at the time the services are rendered. Certain products are sold through distributors who are granted limited rights of return. Potential returns are accounted for at the time of sale.

The accounting estimate related to revenue recognition is considered a "critical accounting estimate" because terms of sale can vary, and judgment is exercised in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Judgment is exercised within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectability is reasonably assured.

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If the technological feasibility for a particular project is judged not to have been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to cost of goods sold, as applicable. The accounting estimate related to software development costs is considered a "critical accounting estimate" because judgment is exercised in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Judgment is exercised within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials (see LIQUIDITY AND CAPITAL RESOURCES for further information on foreign regulations) are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

Income Taxes: Income taxes are accounted for using the asset and liability approach which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the carrying amounts and the tax basis of such assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The accounting estimate related to income taxes is considered a "critical accounting estimate" because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Product Warranty: Warranty obligations are incurred in connection with the sale of certain products. The warranty period for these products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a "critical accounting estimate" because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required.

Carrying Value of Goodwill: Tests for impairments of goodwill are conducted annually, at year end, or more frequently if circumstances indicate that the asset might be impaired. The accounting estimate related to impairment of goodwill is considered a "critical accounting estimate" because these impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that the goodwill's carrying amount exceeds its fair value.

Stock-Based Compensation: Stock options are granted to purchase our common stock. Under the provisions of SFAS No. 123(R), stock compensation expense is recorded based upon the fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including: expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock based compensation expense recorded in a particular period.

Restructuring Costs: Restructuring costs, which primarily consist of employee-related severance benefits, are estimated and recorded pro-rata over the period of each planned restructuring activity. The accounting estimate related to restructuring costs is considered a "critical accounting estimate" because estimates are made in calculating the amount of employee-related severance benefits that will ultimately be paid in future periods. Actual amounts paid for employee-related severance benefits can vary from these estimates depending upon the number of employees actually receiving severance payments.

Overview

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and these forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company is a leading developer of communications platforms and systems for the communications market. We target three vertical markets: telecommunications, defense and homeland security, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 80% of our business. An approximate breakdown of the telecommunications applications that utilize our products is as follows: Voice-over-IP (VoIP) represents 40%, wireless infrastructure represents 40%, and the remaining 20% is spread across IP multimedia systems and other applications.

Our products are marketed through a direct worldwide sales force under a variety of brand names including IPnexus(TM), SEGway(TM), NexusWare(TM) and Advanced Managed Platforms. These products are based on open standards and are sold as fully integrated, purpose built, application ready platforms, or as individual blade components for the embedded communications marketplace. When sold as platforms, known as our Advanced Managed Platform products, our customers can quickly move to the enhanced value steps of their products while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market. Since its introduction in 2003, our Advanced Managed Platform product line has realized more than 32 new design wins. If successfully implemented by our customers, each is expected to generate greater than $0.5 million of annualized revenue when reaching production volumes. In addition, we have realized more than 34 new design wins for components solutions in this same time period. Design wins are subject to risks and uncertainties and therefore not all design wins are expected to result in production orders.

A company-wide transformation began in early 2006 which will establish the foundation upon which the Company can reach its aggressive growth goals. This transformation will move the Company from its traditional engineering and technology focus to a new emphasis on sales and marketing.

We believe the key elements of this plan are focusing on Tier 1 customers and increasing the number of sales people calling on customers. We believe the company has the products and technologies to support much higher revenue levels. By focusing our sales efforts on Tier 1 customers, we should be able to replicate the sales successes we have with our largest customers. In addition, almost all of the targeted Tier 1 suppliers to the telecommunications market are currently our customers, so we believe we have the basis on which to increase our sales.

In the current period, which is showing no growth, we recognize the need to balance investments in sales and marketing, with expense reductions in other areas of the business. Several actions have been instituted on both sides of this equation, with more actions to be taken.

Since the beginning of the year, we hired several new sales and marketing professionals to bolster our sales organization. A number of the new sales people hired will exclusively sell our signaling products, which have our highest margins and was our fastest growing product line in 2005. At the same time, a number of expense reductions have been initiated including the closing of the Norwood engineering facility. Restructuring costs totaled $.4 million in the first quarter 2006. Since the closing of the Norwood facility began in the first quarter 2006, only part of the expense savings was realized during the first quarter. Savings from these actions are expected to be realized in the third quarter 2006 since closure of that operation is expected to be completed in the second quarter. Restructuring costs in the second quarter 2006 are expected to be in the range of $.3 million to $.6 million. In addition, we are focusing on obtaining greater savings in our manufacturing and supply chain operations through sourcing opportunities in China.

The Company's wireless infrastructure business is reliant upon carrier spending to upgrade networks to next-generation equipment. During the first quarter 2006, telecommunications carriers and equipment suppliers experienced a wave of merger announcements, notably the AT&T-BellSouth merger and the Alcatel-Lucent merger. Furthermore, investments by U.S. wireless carriers in third generation mobile networks were selective, rather than broadly-based, during the first quarter and some network carriers trimmed their capital budgets. These industry conditions resulted in lower than expected sales of our products in the first quarter of 2006, compared to the first quarter of 2005. We are currently evaluating the long term impact of these events on the Company's operations.

Strategy

The Company has a history of successfully adapting its products and services to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since its founding in 1981.

Through acquisitions and internal investments since 2002, we believe the Company has moved from a position of addressing approximately 20% of the available market, to a position currently of addressing over 60% of the available market served.

Beginning in 2003, a new product strategy was adopted. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded communications marketplace. This line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. Our strategy also enables our customers to replace proprietary or legacy platforms with the latest generation of fully managed system functionality.

Our goal is to drive sustained and profitable revenue growth. We expect to achieve this objective through a combination of organic growth and acquisitions. A company-wide transformation began in early 2006 which will establish the foundation upon which we expect to reach our aggressive growth goals. This transformation will move our Company from our traditional engineering and technology focus, to a new emphasis on sales and marketing. We are highly focused on these objectives.

There are identifiable risks associated with carrying out our growth strategy in the current uncertain economic climate. Many of our end markets are forecasted to show only modest growth in the near term. In order to realize growth in this environment, we will have to gain market share from our competitors, many of which are larger, more established companies with greater resources than ours. We believe that our strategy to increase our emphasis on sales and marketing while continuing to invest in new product development will enable us to compete in this economic environment.

Financial Information

Revenue:
-------
Revenue in the first quarter 2006 amounted to $12.2 million, compared to $13.2 million in the corresponding quarter a year earlier.

Earnings:
--------
Net income for the first quarter 2006 totaled $.5 million, or $.04 per diluted share based on 13.3 million shares outstanding and included restructuring charges of $.4 million, or $.02 per diluted share, primarily related to the closing of our Norwood engineering center. Net income for the first quarter 2005 amounted to $1.0 million, or $.08 per diluted share based on 13.2 million shares outstanding and included restructuring charges of $.1 million, or $.00 per diluted share.

On January 1, 2006, we adopted the provisions of SFAS No. 123(R). Under this accounting standard, compensation expense is recognized and recorded related to the granting of stock options. As a result, stock-based compensation expense was recorded in the amount of $.1 million, or $.01 per diluted share in the first quarter 2006.

Liquidity:
---------
Cash, cash equivalents and investments amounted to $32.9 million and $33.0 million at March 31, 2006 and December 31, 2005, respectively. We had no long-term debt at either date.

Centralization of Functions:
---------------------------
On January 4, 2006, a plan was announced to close our engineering center in Norwood, Massachusetts and transfer product development and customer support for the voice technology products to our other engineering centers. During the three months ended March 31, 2006, restructuring charges amounted to $.4 million, or $.02 per diluted share, primarily related to these efforts.

We are currently investigating relocating our San Luis Obispo engineering group to more cost-effective space in the San Luis Obispo area and our Ottawa operations to Kanata, a high-tech district in the Ottawa area.

Forward Looking Guidance for the Second Quarter 2006 (published April 27, 2006):

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

During weak or uncertain economic periods, the visibility for customers' orders is limited which frequently causes delays in the placement of orders. These factors often result in a substantial portion of revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. Unfortunately, forward-looking visibility on customer orders continues to be very limited.

Guidance is only provided on earnings per share expected in the next quarter. Diluted earnings per share in the second quarter 2006 is expected to be $.05 to $.08. This earnings per share guidance excludes restructuring charges and any impact of the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union which becomes effective on July 1, 2006. There is a possibility of non-compliant inventory being written off as a result of this legislation (see LIQUIDITY AND CAPITAL RESOURCES for further discussion).

Any additional information provided, such as revenue forecasts, is provided as supplementary information to the earnings per share guidance. Based upon the current business mix, the current backlog and review of sales forecasts, revenue is expected to be in the range of $12.0 million to $13.0 million in the second quarter 2006. Gross margin is expected to be approximately 51.0% to 52.5% and the effective corporate income tax rate for the second quarter 2006 is expected to be 27%.

In the second quarter 2006, we expect to hire additional sales, marketing and engineering staff as we work towards the goals of our strategy. In addition, we expect to complete the second phase of the Norwood transition plan by closing our Norwood engineering center at the end of June 2006.

Key Performance Indicators:

Our communications platforms and systems are incorporated into current and next-generation embedded systems infrastructure. Traditionally, "design wins" have been an important metric for us to judge our product acceptance in our marketplace. Design wins, if successfully implemented by our customers, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

During the first quarter 2006, we were notified of three design wins. These new design wins were for our Advanced Managed Platform (with multiple products) (2) and SEGway products (1). During the first quarter 2005, we were notified of five design wins for our products. These new design wins were for our Advanced Managed Platform (with multiple products) (2), individual component design wins for IPnexus access (1) and SEGway products (2). Each design win is expected to generate at least $0.5 million of annualized revenue when reaching production volumes. Not all design wins are expected to result in production orders. Beginning in 2006, our sales organization is focusing on realizing larger, high revenue potential design wins and therefore, we expect to report fewer design wins.

We believe that another key indicator for our business is the volume of orders received from our customers. During weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. While forward-looking visibility on customer orders continues to be very limited, shipments to customers in the first quarter 2006 amounted to $12.2 million, compared to $13.2 million in the first quarter 2005. We believe revenue in the first quarter 2006 was impacted by selective investments by U.S. wireless carriers in third generation mobile networks, rather than broadly-based infrastructure investments. In addition, some network carriers trimmed their capital budgets.

More in-depth discussions of our strategy and financial performance can be found in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.


                   Quarter Ended March 31, 2006, Compared with
                        the Quarter Ended March 31, 2005

The following table presents the percentage of sales represented by each item in our consolidated statements of income for the periods indicated.

                                              Three Months Ended
                                                  March 31,
                                             2006           2005
                                         ------------   ------------
        Sales                               100.0%          100.0%
        Cost of goods sold                   49.0            49.1
                                         ------------   ------------
        Gross profit                         51.0            50.9
                                         ------------   ------------
        Operating expenses:
         Selling and marketing               11.3            11.2
         Research and development            23.0            19.4
         General and administrative          10.6            10.9
         Restructuring charges                3.5              .4
                                         ------------   ------------
             Total operating expenses        48.4            41.9
                                         ------------   ------------
        Income from operations                2.6             9.0

        Other income, net                     2.8             2.2
                                         ------------   ------------
        Income before income taxes            5.4            11.2

        Income tax provision                   .9             3.2
                                         ------------   ------------
             Net income                       4.5%            8.0%
                                         ============   ============

Sales. Total revenue for the first quarter 2006 amounted to $12.2 million, compared to $13.2 million for the corresponding quarter in 2005. In the first quarter 2006, one customer represented 22% of our sales. Our four largest customers represented 40% of sales. In the first quarter 2005, the Company had two customers that each represented greater than 10% of sales, and the four largest customers represented 47% of sales.

Shipments to customers outside of the United States represented 41% and 33% of our sales during the first quarter 2006 and 2005, respectively. Total shipments to a single foreign country did not exceed 10% of revenue during the three months ended March 31, 2006 or March 31, 2005.

Beginning in 2006, our products are grouped into three distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

                                             Three Months Ended
                                                  March 31,
                                            2006            2005
                                         ------------   ------------
        Communications                        48%            49%
        Computing                             20%            20%
        Switching                             32%            30%
        Other                                                 1%
                                         ------------   ------------
           Total                             100%           100%
                                         ============   ============

Communications products:

Communications products are comprised of network access, SEGway signaling and Voice Technology products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This family includes a complete line of communications protocols. Many of our signaling products provide a signaling bridge between traditional telephone networks and the growing IP packet-switched network, and enable the transport of signaling messages over IP networks. Voice Technology products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $5.9 million and $6.4 million in the first quarter of 2006 and 2005, respectively. This decrease of $.5 million, or 8%, was primarily a result of one customer in the first quarter of 2005, which did not purchase product in the first quarter of 2006, due to decreases in demand from its customer.

Computing products:

Computing products includes integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue amounted to $2.4 million in the first quarter 2006, compared to $2.7 million in the first quarter 2005. The decline in revenue of $.3 million, or 11%, was attributable to a general decline in customer demand in the comparative quarters.

Switching products:

Our Ethernet switch components operate as the "nexus" of the IP packet switching functionality of the Advanced Managed Platforms. Revenue from switching products amounted to $3.9 million in both the first quarter 2006 and 2005.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 51.0% and 50.9% of sales for the first quarter 2006 and 2005, respectively. Gross margin for the comparative periods was positively impacted by our expense reductions resulting from our centralization efforts that took place in 2005. This positive impact was offset by lower production volumes in 2006 resulting in fixed manufacturing costs being spread over fewer units which negatively impacted the gross margin improvements. Included in cost of goods sold is the amortization of software development costs which totaled $.4 million in both the first quarters of 2006 and 2005.

Total Operating Expenses. Total operating expenses in the first quarter 2006 amounted to $5.9 million, compared to $5.5 million in the same period of 2005. Operating expenses in 2006 and 2005 include restructuring expenses of $.4 million and $.1 million, respectively. The restructuring costs in 2006 are primarily related to the closing of our Norwood, Massachusetts engineering center. The costs in 2005 are related to the centralization of our multi-location operations and the streamlining of our organization. Operating expenses in the first quarter 2006 also included $.1 million related to our adoption of SFAS 123(R) on January 1, 2006.

Selling and marketing expenses were $1.4 million and $1.5 million for the first quarter 2006 and 2005, respectively. This decrease is related to staff reductions in 2005 that were partially offset by additional sales hires in the first quarter 2006.

Research and development expenses were $2.8 million and $2.5 million in the first quarter 2006 and 2005, respectively. We capitalize certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.5 million and $.6 million during the first quarter 2006 and 2005, respectively. The increase in gross expenditures for the comparative periods is a result of increased salaries and personnel costs.

General and administrative expenses were $1.3 million in the first quarter 2006, compared to $1.4 million in the first quarter 2005. The decrease in expenses is related to higher corporate governance costs in the first quarter 2005, compared to the current quarter. This decrease was partially offset by the recording of stock based compensation expense in the first quarter amounting to $.1 million.

Restructuring charges amounted to $.4 million in the first quarter 2006, compared to $.1 million during the first quarter 2005. Restructuring charges in the first quarter 2006 are primarily related to severance expenses incurred and estimated for the closing of our Norwood, Massachusetts engineering center. Restructuring charges in the first quarter 2005 relate primarily to severance expenses associated with our efforts to centralize our operations.

Other Income, net. Other income consists primarily of interest income. Our funds are primarily invested in high quality auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates in 2006 resulted in an increase in interest income. Interest income in 2005 also included interest income from a note receivable from an unconsolidated company.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from our international operations, research activities, tax exempt interest and foreign sales. For the first quarter 2006, the effective tax rate was 17%. This rate was a combination of an expected annual effective tax rate of 27%, reduced by the recording of a discrete tax benefit of $.1 million which related to a previously unused tax credit. The effective tax rate was 29% for the first quarter 2005. The expected annual effective tax rate in first quarter 2006 was less than the same period in 2005 due to expected increased tax benefits attributable to our investments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and investments, which together totaled $32.9 million at March 31, 2006. The Company had working capital of $47.6 million and $46.8 million at March 31, 2006 and December 31, 2005, respectively.

Cash provided by operating activities amounted to $.7 million for the three months ended March 31, 2006. This amount included net income of $.5 million and a depreciation and amortization charge of $.6 million. Cash provided by operations due to changes in operating assets and liabilities included a decrease in cash associated with an increase in inventory of $.6 million and a decrease in accounts payable and accrued expenses of $.6 million. The increase in inventory is primarily related to the acquisition of inventory associated with foreign regulations discussed below. The decrease in accounts payable and accrued expenses is related to the timing of payments. These decreases in cash were offset by an increase in cash of $.4 million related to a reduction in accounts receivable. The reduction in accounts receivable is due to improved collections and a decrease in sales in the first quarter of 2006, compared to the fourth quarter of 2005.

On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union will become effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. It is expected that we will not be able to sell non-RoHS compliant product to certain customers who intend to sell their finished goods in the EU after the effective date. As of the end of March 2006, the majority of our inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, a portion of our inventory may become obsolete and, as a result, may have to be written off. In addition, prior to the effectiveness, our overall inventory balances have increased as we build RoHS compliant product prior to the effective date. We are working closely with our customers and suppliers to minimize this impact. However, there can be no assurance that we will be successful in fully reducing our non-compliant inventory prior to the effective date and, in the future, we may incur inventory obsolescence charges related to unsaleable non-compliant products. In addition, we are not certain what effect potentially higher costs of new materials will have on our gross margins and inventory levels or when the cost of RoHS compliant materials will stabilize from the initial high costs.

Cash used by investing activities during the first three months of 2006 totaled $1.0 million. This utilization was primarily the result of capital asset purchases of $.4 million and the capitalization of software development costs amounting to $.5 million.

Cash provided by financing activities for the first three months of 2006 amounted to $.2 million, resulting from the exercise of stock options. On July 11, 2005, our Board of Directors authorized the Company to repurchase shares of our common stock for an aggregate amount not to exceed $10.0 million. Under this program, shares of our common stock may be repurchased through open market or private transactions, including block purchases, through July 11, 2006. Repurchased shares will be used for our stock option plans, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under this program.

Off-Balance Sheet Arrangements:

We did not enter into any off-balance sheet arrangements during the first quarter 2006.

Contractual Obligations:

We did not enter into any other significant contractual obligations during the first quarter 2006.

Current Position:

Assuming there is no significant change in our business, we believe that our current cash, cash equivalents and investments, together with cash generated from operations and a line of credit available on a bank credit facility, should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, we are continuing our strategic acquisition program to further accelerate our growth and market penetration efforts. These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources and we may raise additional capital to facilitate these efforts.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. This adoption did not have a material impact on the Company's consolidated results of operations and financial condition.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to future events and financial performance, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words "believes," "anticipates," "plans," "may," "intend," "estimate," "will," "should," "could," "feels," "is optimistic," "expects," and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

Our future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond our control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments and foreign regulations. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2005, as reported in its Annual Report on Form 10-K, and other documents as filed with the Securities and Exchange Commission.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of our investments and believes our exposure to such risk is minimal. Our investments are made in accordance with our investment policy and primarily consist of auction rate municipal securities. We are also subject to foreign exchange risk related to our operations in Ottawa, Canada. We believe that our exposure to foreign currency risk is minimal. We do not participate in the investment of derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

   A.      Evaluation of Disclosure Controls and Procedures

           The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Management has concluded that the Company's disclosure controls and procedures were not effective due to a material weakness related to the Company's internal control surrounding the accounting for restructuring costs. Specifically, the control deficiency relates to the accounting for certain severance benefits. To address this material weakness, the Company performed additional analysis in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States, which resulted in an adjustment to the unaudited interim financial statements for the first quarter 2006. Accordingly, management believes that the accompanying financial statements for the first quarter 2006 are presented fairly and that the material weakness has been remediated as of May 10, 2006, the date of this filing.

   B.      Changes in Internal Control Over Financial Reporting

           Except as noted above, there has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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


                                   PERFORMANCE TECHNOLOGIES, INCORPORATED


May 10, 2006                             By:/s/ Michael P. Skarzynski
                                            ------------------------------
                                                Michael P. Skarzynski
                                                President and
                                                Chief Executive Officer


May 10, 2006                             By:/s/ Dorrance W. Lamb
                                            ------------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer and
                                                Senior Vice President of Finance

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer

I, Michael P. Skarzynski, certify that:

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

Date: May 10, 2006                       By:/s/ Michael P. Skarzynski
                                            -----------------------------
                                                Michael P. Skarzynski
                                                Chief Executive Officer

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

Date: May 10, 2006                       By:/s/ Dorrance W. Lamb
                                            ---------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer

                                                                    Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Michael P. Skarzynski and Dorrance
W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  May 10, 2006                     By:/s/  Michael P. Skarzynski
                                           ------------------------------
                                                Michael P. Skarzynski
                                                President and
                                                Chief Executive Officer

Date:  May 10, 2006                     By:/s/  Dorrance W. Lamb
                                           ------------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer and
                                                Senior Vice President of Finance