Form 10-Q
period 2006-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2006-08-09
CIK 1003950

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------

                                    FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2006
                                       OR
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares outstanding of the registrant's common stock was 13,251,378 as of August 1, 2006.
--------------------------------------------------------------------------------

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                      INDEX

                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of June 30, 2006 and
            December 31, 2005 (unaudited)                                   3

            Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 2006 and 2005 (unaudited)             4

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2006 and 2005 (unaudited)                 5

            Notes to Consolidated Financial Statements (unaudited)          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       23

Item 4.   Controls and Procedures                                          23

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              24

Item 6.   Exhibits                                                         24

Signatures                                                                 24

                         PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                               June 30,         December 31,
                                                 2006               2005
                                           ----------------   -----------------

Current assets:
  Cash and cash equivalents                   $11,435,000        $11,803,000
  Investments                                  21,075,000         21,150,000
  Accounts receivable, net                     11,180,000          9,523,000
  Inventories                                   6,451,000          7,148,000
  Prepaid expenses and other assets               413,000            470,000
  Deferred taxes                                3,506,000          3,272,000
                                           ----------------   -----------------
       Total current assets                    54,060,000         53,366,000

Property, equipment and improvements, net       2,190,000          2,004,000
Software development costs, net                 3,351,000          3,182,000
Investment in unconsolidated company              248,000            248,000
Goodwill                                        4,143,000          4,143,000
                                           ----------------   -----------------
       Total assets                           $63,992,000        $62,943,000
                                           ================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 1,201,000        $ 1,836,000
  Income taxes payable                            322,000            244,000
  Accrued expenses                              4,204,000          4,438,000
                                           ----------------   -----------------
       Total current liabilities                5,727,000          6,518,000

Deferred taxes                                  1,221,000          1,138,000
                                           ----------------   -----------------
       Total liabilities                        6,948,000          7,656,000
                                           ----------------   -----------------

Stockholders' equity:
  Preferred stock - $.01 par value;
    1,000,000 shares authorized; none
    issued
  Common stock - $.01 par value;
    50,000,000 shares authorized;
    13,260,038 shares issued                      133,000            133,000
  Additional paid-in capital                   14,448,000         13,903,000
  Retained earnings                            42,605,000         42,601,000
  Treasury stock - at cost; 8,660 and
    171,757 shares held at June 30, 2006
    and December 31, 2005, respectively          (142,000)        (1,350,000)
                                           ----------------   -----------------
       Total stockholders' equity              57,044,000         55,287,000
                                           --------------     -----------------
       Total liabilities and stockholders'
         equity                               $63,992,000        $62,943,000
                                           ==============     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30,                 June 30,
                                2006         2005         2006         2005
                             -----------  -----------  -----------  -----------

Sales                        $13,052,000  $10,802,000  $25,220,000  $23,959,000
Cost of goods sold             6,143,000    5,916,000   12,100,000   12,378,000
Non RoHS inventory charge
 (Note C)                        801,000                   801,000
                             -----------  -----------  -----------  -----------
Gross profit                   6,108,000    4,886,000   12,319,000   11,581,000
                             -----------  -----------  -----------  -----------

Operating expenses:
  Selling and marketing        1,453,000    1,369,000    2,823,000    2,846,000
  Research and development     2,981,000    2,327,000    5,781,000    4,872,000
  General and administrative   1,462,000    1,094,000    2,746,000    2,527,000
  Restructuring charges
   (Note H)                      559,000      139,000      994,000      196,000
                             -----------  -----------  -----------  -----------
     Total operating expenses  6,455,000    4,929,000   12,344,000   10,441,000
                             -----------  -----------  -----------  -----------
(Loss) income from operations   (347,000)     (43,000)     (25,000)   1,140,000

Other income, net                371,000      330,000      705,000      625,000
                             -----------  -----------  -----------  -----------
Income before income taxes        24,000      287,000      680,000    1,765,000

Income tax (benefit)
 provision                       (48,000)      83,000       62,000      512,000
                             -----------  -----------  -----------  -----------
     Net income              $    72,000  $   204,000  $   618,000  $ 1,253,000
                             ===========  ===========  ===========  ===========

Basic earnings per share     $       .01  $       .02  $       .05  $       .10
                             ===========  ===========  ===========  ===========
Diluted earnings per share   $       .01  $       .02  $       .05  $       .10
                             ===========  ===========  ===========  ===========
Weighted average number of
  common shares used in basic
  earnings per share          13,181,034   12,863,345   13,141,358   12,836,333
Potential common shares          175,385      180,747      203,107      293,643
Weighted average number of
  common shares used in      -----------  -----------  -----------  -----------
  diluted earnings per share  13,356,419   13,044,092   13,344,465   13,129,976
                             ===========  ===========  ===========  ===========

         The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                      2006            2005
                                                 --------------  --------------
Cash flows from operating activities:
 Net income                                      $    618,000    $  1,253,000
 Non-cash adjustments:
    Depreciation and amortization                   1,156,000       1,325,000
    Tax benefit from stock option exercises           233,000         143,000
    Stock-based compensation expense                  289,000          12,000
    Deferred income taxes                            (151,000)        210,000
    Other                                              15,000          29,000
 Changes in operating assets and liabilities:
    Accounts receivable                            (1,649,000)      1,653,000
    Inventories                                       697,000         237,000
    Prepaid expenses and other assets                  57,000         385,000
    Accounts payable and accrued expenses            (869,000)       (427,000)
    Income taxes payable                               78,000         131,000
                                                 --------------  --------------
      Net cash provided by operating activities       474,000       4,951,000
                                                 --------------  --------------
Cash flows from investing activities:
 Purchases of property, equipment and
  improvements                                       (588,000)       (198,000)
 Capitalized software development costs              (948,000)     (1,308,000)
 Purchases of investments                         (41,425,000)    (32,900,000)
 Proceeds from sales of investments                41,500,000      29,550,000
                                                 --------------  --------------
      Net cash used by investing activities        (1,461,000)     (4,856,000)
                                                 --------------  --------------
Cash flows from financing activities:
 Tax windfall benefit from stock option exercises      24,000
 Exercise of stock options                            595,000         373,000
                                                 --------------  --------------
      Net cash provided by financing activities       619,000         373,000
                                                 --------------  --------------
      Net (decrease) increase in cash and cash
       equivalents                                   (368,000)        468,000

Cash and cash equivalents at beginning of period   11,803,000      10,361,000
                                                 --------------  --------------
Cash and cash equivalents at end of period       $ 11,435,000    $ 10,829,000
                                                 ==============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options using 57,484
  shares of common stock                         $    426,000    $
                                                 ==============  ==============

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

Effective January 1, 2006, the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", and related interpretations, were adopted to account for stock-based compensation using the modified prospective transition method and therefore, prior period results were not restated. SFAS No. 123(R) supersedes Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees", and revises guidance of SFAS No. 123, "Accounting for Stock-Based Compensation". Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, calculated under SFAS No. 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock option grants of $168,000 and $289,000 was recorded during the second quarter and the first six months of 2006, respectively, as a result of the adoption of SFAS No. 123(R). Of these amounts, for the second quarter and the first six months of 2006, $72,000 and $177,000, respectively, were related to stock options that were granted prior to December 31, 2005.

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

The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the three and six months ended June 30, 2006 under the provisions of SFAS No. 123(R):

                                           Three Months       Six Months
                                          Ended June 30,    Ended June 30,
                                              2006              2006
                                         ----------------  ----------------
       Stock based compensation expense:
         Stock options                      $  162,000        $  277,000
         Restricted stock                        6,000            12,000
       Income tax benefit                      (64,000)         (110,000)
                                         ----------------  ----------------
       Net decrease in net income           $  104,000        $  179,000
                                         ================  ================
       Decrease in earnings per share:
         Basic                              $      .01        $      .01
                                         ================  ================
         Diluted                            $      .01        $      .01
                                         ================  ================

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

The following table shows the detailed assumptions used to compute the fair value of stock options granted during the six months ended June 30, 2006:

                                                Six Months Ended
                                                 June 30, 2006
                                              -------------------
          Expected term (years)                     2 to 6.5
          Volatility                               56% to 66%
          Risk free interest rate                 4.6% to 5.0%

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $3.93 per option. Unrecognized stock-based compensation expense was approximately $1,869,000 as of June 30, 2006, relating to a total of 561,000 unvested stock options under the Company's stock options plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately four years.

The following table summarizes stock option activity for the six months ended June 30, 2006:
                                                   Weighted
                                                    Average
                                     Number of     Exercise     Exercise Price
                                       Shares        Price          Range
                                   -------------  -----------  -----------------
Outstanding at December 31, 2005     2,118,164       $9.71       $3.40 - $18.13
Granted                                245,000       $6.82       $6.64 - $7.50
Exercised                             (220,581)      $4.63       $3.40 - $7.25
Expired                               (220,232)     $13.34       $3.80 - $18.13
                                   -------------
Outstanding at June 30, 2006         1,922,351       $9.56       $3.40 - $18.13
                                   =============

The following table summarizes stock option information at June 30, 2006:

                            Options outstanding       Options exercisable
                           -----------------------------------------------------
                            Weighted    Weighted            Weighted    Weighted
                             average     average             average     average
   Range of                 remaining   exercise            remaining   exercise
exercise price     Shares   life (yrs)    price    Shares   life (yrs)    price
--------------------------------------------------------------------------------
$3.40 to $5.94     411,045     3.21      $4.57     323,811     2.21      $4.25
$5.95 to $8.60     871,727     5.30      $7.68     401,727     2.04      $8.06
$8.61 to $11.40     65,500     2.68     $10.27      65,330     2.67     $10.27
$11.41 to $14.24   287,429      .55     $13.74     283,729      .54     $13.74
$14.25 to $18.13   286,650     2.81     $18.06     286,650     2.81     $18.06
--------------------------------------------------------------------------------
                 1,922,351     3.68      $9.56   1,361,247     1.96     $10.55
                ================================================================

The total intrinsic value of all outstanding options and all exercisable options at June 30, 2006, whose exercise price was less than the Company's closing stock price at June 30, 2006, was $1,008,000 and $865,000 respectively. The total intrinsic value, determined as of the date of exercise, of options exercised in the first six months of 2006 and 2005 was $592,000 and $430,000, respectively. Cash received from option exercises for the six months ended June 30, 2006 and 2005, amounted to $595,000 and $373,000, respectively. The total fair value of options that vested during the six months ended June 30, 2006 was $220,000. In 2005 and 2006, shares of common stock were issued from treasury for stock option exercises.

The following table illustrates the effect on net income and earnings per common share for the three months and six months ended June 30, 2005, as if the provisions of SFAS No. 123 were applied using the fair value method to measure stock-based compensation:

                                              Three Months     Six Months
                                             Ended June 30,  Ended June 30,
                                                  2005           2005
                                             --------------  --------------
       Net income, as reported                $   204,000     $ 1,253,000
       Add: Restricted stock compensation
        expense, net of tax                         4,000           7,000

       Deduct: Total stock-based compensation
        expense determined under fair value
        based method for all awards, net of
        related tax effects                      (154,000)     (2,290,000)
                                             --------------  --------------
Pro forma net income (loss)                   $    54,000     $(1,030,000)
                                             ==============  ==============
Earnings (loss) per share:
Basic - as reported                           $       .02     $      .10
                                             ==============  ==============
Basic - pro forma                             $       .00     $     (.08)
                                             ==============  ==============
Diluted - as reported                         $       .02     $      .10
                                             ==============  ==============
Diluted - pro forma                           $       .00     $     (.08)
                                             ==============  ==============

During the six months ended June 30, 2005, the Company granted options to purchase 204,000 shares of common stock. The assumption for vesting of the stock options granted was generally 33% per year. The following weighted-average assumptions were used for these 2005 grants: Dividend yield of 0%; expected volatility ranges of 65% to 70%, risk-free interest rate ranges of 3.3% to 3.7%, and expected life ranges of one to three years.

During the fourth quarter 2005 and the first quarter 2006, stock options to purchase 225,000 and 185,000 shares of common stock, respectively, were granted that are subject to accelerated vesting based upon the achievement of certain milestones, as defined in the option agreements.

During 2003, 17,720 shares of restricted stock were granted at prices ranging from $6.89 to $12.54. During 2003, 1,740 shares of restricted stock were forfeited, without vesting. In January 2004, 10,524 shares vested and were issued. The remaining shares vest in November 2006. The value of restricted stock is charged to compensation expense over the vesting period of the grant. Unrecognized compensation expense totaled approximately $8,000 at June 30, 2006, related to restricted stock.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,208,000 and 1,330,000 options for the three months ended June 30, 2006 and 2005, respectively, and 1,236,000 and 1,144,000 options for the six months ended June 30, 2006 and 2005 since such options have an exercise price in excess of the average market price of the Company's common stock.

Note C - Inventories
         -----------
Inventories consisted of the following:
                                         June 30,           December 31,
                                           2006                 2005
                                    -----------------    -----------------
  Purchased parts and components       $ 2,434,000          $ 2,884,000
  Work in process                        2,667,000            3,378,000
  Finished goods                         1,350,000              886,000
                                    -----------------    -----------------
   Net                                 $ 6,451,000          $ 7,148,000
                                    =================    =================

The Restriction of Certain Hazardous Substances ("RoHS") Directive issued by the European Union (EU) became effective on July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. In the second quarter 2006, the Company recorded a charge to cost of goods sold for excess non-compliant "RoHS" inventory, which is not expected to be sold, in the amount of $801,000.

Note D - Investments
         -----------
At June 30, 2006 and December 31, 2005, investments consisted of high grade, auction rate municipal securities which were classified as available-for-sale. The contractual maturities of the available-for-sale securities at June 30, 2006 all exceeded five years.

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

Note E - Warranty Obligations
         --------------------
Warranty obligations are incurred in connection with the sale of certain products. The warranty period is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the six months ended June 30, 2006 and 2005 were as follows:
                                                2006                 2005
                                          ----------------     ----------------
Accrued warranty obligations, January 1,      $310,000             $288,000
Actual warranty experience                     (30,000)             (57,000)
Warranty provisions                             (4,000)              69,000
                                          ----------------     ----------------
Accrued warranty obligations, June 30,        $276,000             $300,000
                                          ================     ================

Note F - Stock Repurchase Program
         ------------------------
On July 11, 2005, a plan to repurchase shares of common stock for an aggregate amount not to exceed $10,000,000 was authorized by the Board of Directors. This program was extended by the Board of Directors in July 2006. Under this program, shares of common stock may be repurchased through open market or private transactions, including block purchases, through July 13, 2007. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under the original or the extended program.

Note G - Income Taxes
         ------------
The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, research activities, tax exempt interest and foreign sales. For the second quarter 2006, the effective tax rate was a benefit of 200%. The tax rate in the second quarter 2006 was the result of a combination of an adjustment to the annual expected effective tax rate to 18% and a discrete tax benefit recorded in the first quarter 2006 of $.1 million which related to a previously unused tax credit. The effective rate for the six month period ended June 30, 2006 was 9%. The effective tax rate was 29% for the second quarter and for the first six months of 2005.

Note H - Restructuring Costs
         -------------------
Restructuring charges amounted to $559,000 and $139,000 in the second quarter 2006 and 2005, respectively, and $994,000 and $196,000 for the six months ended June 30, 2006 and 2005, respectively. Restructuring charges in 2006 are primarily related to severance and facility expenses incurred for the closing of the Company's Norwood, Massachusetts engineering center. During the second quarter 2006, the Company accrued $122,000 of lease termination costs related to the closing of this facility. Restructuring charges in 2005 relate primarily to severance payments associated with the Company's efforts to centralize operations.

Total cash paid related to restructuring efforts in the second quarter 2006 included $548,000 related to employee severance costs (14 employees) and $73,000 in lease and facility related closing costs. Total cash paid related to restructuring efforts in the six months ended June 30, 2006, included $805,000 of employee severance costs (22 employees) and $84,000 of lease and facility related closing costs. The accrued lease termination costs totaled $103,000 at June 30, 2006.

During the third quarter 2006, the Company is planning to relocate its San Luis Obispo operation to a new facility in the same city. In connection with that relocation, the Company expects restructuring costs in the third quarter to be in the range of $500,000 to $750,000.

Note I - Lease Commitments
         -----------------
During the second quarter 2006, the Company entered into a lease for a facility in the Ottawa, Canada area. The lease term extends from August 1, 2006 to October 31, 2011. The Company's Ottawa operation is expected to relocate to this facility during the third quarter 2006.

In July 2006, the Company entered into a two-year lease for a facility in the San Luis Obispo area which commences on September 1, 2006. During the third quarter 2006, the Company's San Luis Obispo operation is expected to relocate to this facility.

For both lease agreements, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Future minimum payments under these two new leases are as follows:

                                                 Amount
                                          ---------------------
                            2006               $   75,000
                            2007                  244,000
                            2008                  224,000
                            2009                  169,000
                            2010                  181,000
                            Thereafter            151,000
                                          ---------------------
                            Total              $1,044,000
                                          =====================

Note J - Recent Accounting Pronouncements
         --------------------------------
On January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. This adoption did not have a material impact on the Company's consolidated results of operations and financial condition.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, estimates and assumptions are required to be made that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures, including information about contingencies, risk and financial condition. Estimates are generally not made until preliminary results for a financial quarter are known and analyzed. It is believed that given the current facts and circumstances, these estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are set forth below:

        o   Revenue Recognition
        o   Software Development Costs
        o   Valuation of Inventories
        o   Income Taxes
        o   Product Warranty
        o   Carrying Value of Goodwill
        o   Stock-Based Compensation
        o   Restructuring Costs

Revenue Recognition: Revenue is recognized from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Product sales represent the majority of our revenue and include hardware products and hardware products with embedded software. Revenue is recognized from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, products are sold on terms which transfer title and risk of loss at a specified location, typically the shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment. If these conditions are not met, revenue recognition is deferred until such time that these conditions have been satisfied.

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

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles are adversely different from those estimated, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

Stock-Based Compensation: Stock options are granted to purchase our common stock. Under the provisions of SFAS No. 123(R), stock compensation expense is recorded based upon the fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including: expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

Restructuring Costs: Restructuring costs consist of employee-related severance costs, lease termination costs and other facility related closing expenses. Employee-related severance benefits are estimated and recorded pro-rata over the period of each planned restructuring activity. The accounting estimate related to restructuring costs is considered a "critical accounting estimate" because estimates are made in calculating the amount of employee-related severance benefits that will ultimately be paid in future periods. Actual amounts paid for employee-related severance benefits can vary from these estimates depending upon the number of employees actually receiving severance payments.

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

Our products are marketed through a direct worldwide sales force under a variety of brand names including IPnexus(TM), SEGway(TM), NexusWare(TM) and Advanced Managed Platforms(TM). These products are based on open standards and are sold as fully integrated, purpose built, application ready platforms, or as individual blade components for the embedded communications marketplace. When sold as platforms, known as our Advanced Managed Platform products, our customers can quickly move to the enhanced value steps of their products while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market. Since its introduction in 2003, our Advanced Managed Platform product line has realized more than 33 new design wins. If successfully implemented by our customers, each is expected to generate greater than $.5 million of annualized revenue when reaching production volumes. In addition, we have realized more than 35 new design wins for blade solutions in this same time period. Design wins are subject to risks and uncertainties, and therefore not all design wins are expected to result in production orders.

A company-wide transformation began in early 2006 which we believe will establish the foundation upon which the Company may reach its aggressive growth goals. This transformation is moving the Company from its traditional engineering and technology focus to a stronger emphasis on sales and marketing.

Since the beginning of the year, we have made investments by hiring several new sales, marketing and sales support professionals to bolster our sales organization. These include senior sales executives for global sales, signaling sales and European sales. We have largely completed the transformation plan for the sales organization with this hiring.

We recognize the need to balance investments in sales and marketing with projected revenue growth and expense reductions in other areas of the business. We instituted a reduction-in-force during the second quarter 2006 and tempered hiring in departments other than sales.

During the first six months of the year, a number of expense reductions were initiated including the closing of the Norwood engineering facility. Restructuring costs totaled $.6 million and $1.0 million in the second quarter and for the six months ended June 30, 2006, respectively. Savings from these cost reduction actions (i.e., elimination of employee and facility expenses) are expected to be realized beginning in the third quarter 2006. In addition, our San Luis Obispo operation is expected to be relocated to a smaller more economical facility within the same city during the third quarter 2006.

The Restriction of Certain Hazardous Substances ("RoHS") Directive issued by the European Union (EU) became effective on July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. In the second quarter 2006, a charge was recorded to cost of goods sold for excess non-compliant "RoHS" inventory, which is not expected to be sold, in the amount of $.8 million. No further significant non-compliant RoHS inventory charges are expected.

The telecommunications equipment manufacturer market is dependent upon carrier spending to upgrade network infrastructure to next-generation equipment. During the second quarter 2006, expectations for telecom equipment suppliers moved sharply lower amid concerns of a slowdown in capital spending by telecom carriers and service providers. In particular, investments by U.S. wireless carriers in third generation mobile networks continued to be selective during the second quarter 2006 and impacted a number of our customers that sell solutions into this market. Despite these market conditions, sales increased 21% in the second quarter from the corresponding quarter in 2005 and 7% from the first quarter 2006.

Strategy

The Company has a history of successfully adapting its products and services to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since the Company's founding in 1981.

Through acquisitions and internal investments since 2002, we believe the Company has moved from a position of addressing approximately 20% of the available potential market to a position of currently addressing over 60% of the available potential market.

Beginning in 2003, a new product strategy was adopted. This strategy repositioned the Company to deliver fully managed, system-level platform solutions to the embedded communications marketplace. This line of platform solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. The Company's strategy also enables its customers to replace proprietary or legacy platforms with the latest generation of platform solutions.

The Company's goal is to drive sustained and profitable revenue growth. The Company expects to achieve this objective through a combination of organic growth and acquisitions. A company-wide transformation began in early 2006 which will establish the foundation upon which the Company expects to reach its aggressive growth goals. This transformation is moving the Company from its traditional engineering and technology focus to a stronger emphasis on sales and marketing. One key element of this plan is the Everest Account Sales Program, which focuses on major international telecommunications companies, which the Company refers to as "Global Tier 1" customers, using a partner and solution selling approach. By focusing on Global Tier 1 customers, the Company believes it can replicate its sales successes with its existing largest Global Tier 1 customers and use those sales as an engine for growth.

There are identifiable risks associated with carrying out the Company's growth strategy in the current uncertain economic climate. Many of the Company's end markets are forecasted to show only modest growth in the near term. In order to realize growth in this environment, the Company will have to gain market share from competitors, many of which are larger, more established companies with greater resources than the Company's. The Company believes that its strategy to increase emphasis on sales and marketing while continuing to invest in new product development will enable the Company to compete in this economic environment.

Financial Information

Revenue:
-------
Revenue in the second quarter 2006 amounted to $13.1 million, compared to $10.8 million in the corresponding quarter a year earlier. Revenue for the six months ended June 30, 2006 amounted to $25.2 million, compared to $24.0 million during the corresponding period in 2005.

Earnings:
--------
Net income for the second quarter 2006 totaled $.1 million, or $.01 per diluted share, based on 13.4 million shares outstanding and included:

   o A charge for non-compliant RoHS inventory of $.8 million, or $.04 per diluted share.
   o Restructuring charges of $.6 million, or $.03 per diluted share, primarily related to the closing of our Norwood engineering center.
   o  Stock compensation expense of $.2 million, or $.01 per diluted share.

   The diluted per share amounts above are calculated based upon a statutory income tax rate of 38%.

Net income for the second quarter 2005 amounted to $.2 million, or $.02 per diluted share and included restructuring charges of $.1 million, or $.01 per diluted share, based on 13.0 million shares outstanding.

Net income for the six months ended June 30, 2006 amounted to $.6 million, or $.05 per diluted share, based on 13.3 million shares outstanding and included:

   o A charge for non-compliant RoHS inventory of $.8 million, or $.04 per diluted share.
   o Restructuring charges of $1.0 million, or $.05 per diluted share, primarily related to the closing of our Norwood engineering center.
   o  Stock compensation expense of $.3 million, or $.01 per diluted share.

   The diluted per share amounts above are calculated based upon a statutory income tax rate of 38%.

Net income for the six months ended June 30, 2005 amounted to $1.3 million, or $.10 per diluted share, including restructuring charges related to cost improvement efforts amounting to $.2 million, or $.01 per diluted share, based on 13.1 million shares outstanding.

Liquidity:
---------
Cash, cash equivalents and investments amounted to $32.5 million and $33.0 million at June 30, 2006 and December 31, 2005, respectively. We had no long-term debt at either date.

Centralization of Functions:
---------------------------
In January 2006, a plan was announced to close our engineering center in Norwood, Massachusetts and transfer product development and customer support for the voice technology products to our other engineering centers. This program was completed in May 2006. Restructuring expenses in the second quarter 2006 and for the six months ended June 30, 2006 totaled $.6 million and $1.0 million, respectively, primarily related to these efforts.

During the third quarter, our operation in San Luis Obispo, California, is expected to be relocated to a new facility in San Luis Obispo and our signaling organization in Ottawa is expected to be relocated to a new facility in Kanata, Ontario, outside of Ottawa.

Key Performance Indicators:

Our communications products, platforms and systems are incorporated into current and next-generation embedded systems infrastructure. Traditionally, "design wins" have been an important metric for us to judge our product acceptance in our marketplace. Design wins, if successfully implemented by our customers, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

During the second quarter 2006, we earned two design wins for our Advanced Managed Platform (with multiple products) (1) and switch products (1). During the second quarter 2005, the Company earned six design wins for its advanced managed platform solutions (with multiple products) (3), individual blade design wins for IPnexus network access (2) and for a product that combines the technologies of network access and voice processing (1). Each design win is expected to generate at least $.5 million of annualized revenue when reaching production volumes. Not all design wins are expected to result in production orders. Beginning in 2006, our sales organization is focusing on realizing larger, high revenue potential design wins with Global Tier 1 customers, and therefore we expect to report fewer design wins.

We believe that another key indicator for our business is the volume of orders received from our customers. During weak economic periods, customers' visibility deteriorates causing delays in the placement of orders. While forward-looking visibility of customer orders continues to be limited, sales to customers in the second quarter 2006 amounted to $13.1 million, compared to $10.8 million in the second quarter 2005. While sales to the Company's largest customer declined during the second quarter 2006, sales to other customers increased contributing to the overall sales increase.

More in-depth discussions of our strategy and financial performance can be found in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

             Three and Six Months Ended June 30, 2006, compared with
                  the Three and Six Months Ended June 30, 2005

The following table presents the percentage of sales represented by each item in our consolidated statements of income for the periods indicated.

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     2006       2005       2006       2005
                                   ---------  ---------  ---------  ---------
Sales                                100.0%     100.0%     100.0%     100.0%
Cost of goods sold                    47.1       54.8       48.0       51.7
Non RoHS inventory charge              6.1                   3.2
                                   ---------  ---------  ---------  ---------
Gross profit                          46.8       45.2       48.8       48.3
                                   ---------  ---------  ---------  ---------
Operating expenses:
  Selling and marketing               11.1       12.7       11.2       11.9
  Research and development            22.8       21.5       22.9       20.3
  General and administrative          11.2       10.1       10.9       10.5
  Restructuring charges                4.3        1.3        3.9        0.8
                                   ---------  ---------  ---------  ---------
        Total operating expenses      49.4       45.6       48.9       43.5
                                   ---------  ---------  ---------  ---------
(Loss) income from operations         (2.6)      (0.4)      (0.1)       4.8
Other income, net                      2.8        3.1        2.8        2.6
                                   ---------  ---------  ---------  ---------
Income before income taxes             0.2        2.7        2.7        7.4
Income tax (benefit) provision        (0.4)       0.8        0.2        2.2
                                   ---------  ---------  ---------  ---------
         Net income                    0.6%       1.9%       2.5%       5.2%
                                   =========  =========  =========  =========

Sales. Total revenue for the second quarter 2006 amounted to $13.1 million, compared to $10.8 million for the corresponding quarter in 2005. Revenue for the six months ended June 30, 2006 totaled $25.2 million, compared to $24.0 million for the comparable period in 2005.

In the second quarter 2006, one customer represented 17% of our sales and another customer represented 10% of our sales. Our four largest customers together represented 40% of sales. In the second quarter 2005, the Company had two customers that each represented greater than 10% of sales, and the four largest customers together represented 42% of sales. For the six months ended June 30, 2006, one customer represented 19% of our sales and our four largest customers together represented 40% of sales. For the six months ended June 30, 2005, there were two customers that each represented greater than 10% of revenue and our four largest customers together contributed 45% to revenue.

Sales to customers outside of the United States represented 43% and 49% of our sales during the second quarter 2006 and 2005, respectively. Sales to customers based in the United Kingdom represented 12% and 18% of revenue in the second quarter 2006 and 2005, respectively.

For the six months ended June 30, 2006 and 2005, sales to customers outside of the United States represented 44% and 40% of sales, respectively. Sales to customers based in the United Kingdom represented 11% and 12% of revenue for the six months ended June 30, 2006 and 2005, respectively.

Beginning in 2006, our products are grouped into three distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

                                    Three Months Ended    Six Months Ended
                                         June 30,              June 30,
                                     2006       2005       2006       2005
                                   ---------  ---------  ---------  ---------
       Communications                 52%        49%        50%        49%
       Computing                      26%        32%        23%        26%
       Switching                      22%        18%        27%        24%
       Other                                      1%                    1%
                                   ---------  ---------  ---------  ---------
           Total                     100%       100%       100%       100%
                                   =========  =========  =========  =========
Communications products:

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

Revenue from Communications products amounted to $6.7 million and $5.3 million in the second quarter of 2006 and 2005, respectively. This increase of $1.4 million, or 26%, was the result of greater demand from a variety of our customers across this product category.

Revenue from Communications products amounted to $12.6 million and $11.7 million in the six months ended June 30, 2006 and 2005, respectively. This increase in business reflects a combination of factors including one major customer in 2005 that, due to market conditions, unexpectedly decreased product requirements after the second quarter 2005, this decrease was offset by a greater demand from a variety of customers across this product category.

Computing products:

Computing products include integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue amounted to $3.4 million and $3.5 million in the second quarter 2006 and 2005, respectively. While the revenue in the comparative periods was essentially consistent, there were fluctuations in sales to various customers in this category.

For the six months ended June 30, 2006 and 2005, Computing products revenue totaled $5.9 million, compared to $6.2 million, respectively. The decline in revenue of $.3 million, or 5%, was primarily attributable to fluctuations in sales to various customers in this category occurring in the first quarter 2006, compared to the first quarter 2005.

Switching products:

Our Ethernet switch components operate as the "nexus" of the IP packet switching functionality of the Advanced Managed Platforms.

Revenue from switching products amounted to $2.9 million in the second quarter 2006, compared to $1.9 million in the second quarter 2005. Approximately 70% of this increase is attributable to one customer.

Switch revenue for the six months ended June 30, 2006 totaled $6.8 million, compared to $5.8 million for the six months ended June 30, 2005. Of this increase, one customer represented approximately 40% of this increase along with growth from a variety of other customers.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 46.8% and 45.2% of sales for the second quarter 2006 and 2005, respectively. The Restriction of Certain Hazardous Substances ("RoHS") Directive issued by the European Union (EU) became effective on July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. In the second quarter 2006, the Company recorded a charge to cost of goods sold for excess non-compliant RoHS inventory, which is not expected to be sold, in the amount of $.8 million, or 6.1% of revenue. Excluding this charge, the increase in gross margin resulted from a change in sales mix from lower margin products (e.g., Computing) to higher margin products (i.e., Switching and Communications). Gross margin for the quarter was also positively impacted by higher production volumes as well as the benefits resulting from our centralization efforts that took place in 2005. Included in cost of goods sold is the amortization of software development costs which totaled $.4 million and $.5 million in the second quarter 2006 and 2005, respectively.

Gross margin for the first six months of 2006 was 48.8% compared to 48.3% for the first six months of 2005. Gross margin in 2006 was negatively impacted by the $.8 million RoHS inventory charge described above. This charge was offset by benefits resulting from a change in sales mix (lower margin products to higher margin products), increased production levels, and expense reductions resulting from our centralization efforts that took place in 2005. Included in cost of goods sold is the amortization of software development costs which totaled $.8 million and $.9 million for the six months ended June 30, 2006 and 2005, respectively.

Total Operating Expenses. Total operating expenses in the second quarter 2006 amounted to $6.5 million, compared to $4.9 million in the same period of 2005. Total operating expenses included stock compensation expense related to the adoption of SFAS 123(R) on January 1, 2006 amounting to $.2 million in the second quarter 2006.

Total operating expenses for the six months ended June 30, 2006 totaled $12.3 million, compared to $10.4 million in the corresponding period of 2005. Total operating expenses included stock compensation expense amounting to $.3 million for the six months ended June 30, 2006.

Selling and marketing expenses were $1.5 million and $1.4 million for the second quarter 2006 and 2005, respectively, and $2.8 million in each of the first six months of 2006 and 2005. Numerous personnel changes have occurred as part of the Company's transformation plan in 2006, compared to the respective periods in 2005, but overall costs remained relatively constant for the reported periods.

Research and development expenses were $3.0 million and $2.3 million in the second quarter 2006 and 2005, respectively. We capitalize certain software development costs, which reduces the amount charged to operating expenses. Amounts capitalized were $.5 million and $.7 million during the second quarter 2006 and 2005, respectively. The increase in gross research and development expenditures for the comparable period is primarily the result of increased personnel costs and product development costs associated with new product prototype builds.

For the six months ended June 30, 2006 and 2005, research and development expenses totaled $5.8 million and $4.9 million, respectively. Amounts capitalized were $1.0 million and $1.3 million for the six month periods in 2006 and 2005, respectively. The increase in gross expenditures for the comparative six month periods is primarily the result of increased personnel costs and product development costs associated with new product prototype builds.

General and administrative expenses were $1.5 million in the second quarter 2006, compared to $1.1 million in the second quarter 2005. For the six months ended June 30, 2006 and 2005, general and administrative expenses totaled
$2.7 million and $2.5 million, respectively. The increase in expenses for both comparative periods is primarily related to higher corporate governance costs and the recording of stock based compensation expense.

Restructuring charges amounted to $.6 million in the second quarter 2006, compared to $.1 million during the second quarter 2005. For the six months ended June 30, 2006, restructuring expenses totaled $1.0 million, compared to $.2 million in the comparable 2005 period. Restructuring charges in 2006 are primarily related to severance and facility expenses incurred for the closing of our Norwood, Massachusetts engineering center. Restructuring charges in 2005 relate primarily to severance expenses associated with our efforts to centralize our operations.

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

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from our international operations, research activities, tax exempt interest and foreign sales. For the second quarter 2006, the effective tax rate was a benefit of 200%. This rate was the result of a combination of an adjustment to the annual expected effective tax rate to 18% and a discrete tax benefit of $.1 million, which was related to a previously unused tax credit. The effective rate for the six month period ended
June 30, 2006 was 9%. The effective tax rate was 29% for both the second quarter and the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and investments, which together totaled $32.5 million at June 30, 2006. The Company had working capital of $48.3 million and $46.8 million at June 30, 2006 and December 31, 2005, respectively.

Cash provided by operating activities amounted to $.5 million for the six months ended June 30, 2006. This amount included net income of $.6 million and a depreciation and amortization charge of $1.2 million. Cash provided by operations due to changes in operating assets and liabilities included a decrease in cash associated with an increase in accounts receivable of $1.6 million and a decrease in accounts payable and accrued expenses of $.9 million. The increase in accounts receivable is related to increased sales in the final month of the second quarter 2006. The decrease in accounts payable and accrued expenses is related to the timing of payments. Cash from operating activities also increased as a result of a decrease in inventory of $.7 million.

On July 1, 2006, the RoHS Directive issued by the EU became effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. During the second quarter 2006, a charge was recorded in the amount of $.8 million for non-compliant RoHS inventory not expected to be sold in the future. No further significant non-compliant RoHS inventory charges are expected.

Cash used by investing activities during the first six months of 2006 totaled $1.5 million. This utilization was primarily the result of capital asset purchases of $.6 million and the capitalization of software development costs amounting to $.9 million.

Cash provided by financing activities for the first six months of 2006 amounted to $.6 million, resulting from the exercise of stock options. On July 11, 2005, our Board of Directors authorized the Company to repurchase shares of our common stock for an aggregate amount not to exceed $10.0 million. In July 2006, this program was extended to July 13, 2007. Under this program, shares of our common stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for our stock option plans, potential acquisition initiatives and general corporate purposes. To date, there have been no repurchases of shares under the original or the extended program.

Off-Balance Sheet Arrangements:

No off-balance sheet arrangements were entered into during the first six months of 2006.

Contractual Obligations:

During the second quarter 2006, a lease agreement was entered into for a new facility in the Ottawa, Canada area. The term of this lease extends from August 1, 2006 to October 31, 2011. Our Ottawa operation is expected to relocate to this facility during the third quarter 2006.

In July 2006, the Company entered into a two-year lease for a facility in the San Luis Obispo area which commences on September 1, 2006. During the third quarter 2006, our San Luis Obispo operation is expected to relocate to this facility.

For both lease agreements, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Future minimum payments under these two new leases are as follows:

                                               Amount
                                         -----------------
                              2006          $    75,000
                              2007              244,000
                              2008              224,000
                              2009              169,000
                              2010              181,000
                              Thereafter        151,000
                                         -----------------
                              Total         $ 1,044,000
                                         =================

No other significant contractual obligations were entered into during the first six months of 2006.

Current Position:

Assuming there is no significant change in our business, we believe that the Company's current cash, cash equivalents and investments, together with cash generated from operations and a line of credit available on a bank credit facility, should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, we are continuing to evaluate strategic acquisitions to further accelerate our growth and market penetration efforts. These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources and we may raise additional capital to facilitate these efforts.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

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

The future operating results of the Company are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond our control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, and foreign regulations. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2005, as reported in its Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission. Additional information related to risk factors can be found in the Company's Annual Report on Form 10-K as of December 31, 2005.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this quarterly report or the date of the documents incorporated by reference in this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's assets are exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of our investments and we believe the exposure to such risk is minimal. Investments are made in accordance with the investment policy and primarily consist of auction rate municipal securities. The Company's assets are also subject to foreign exchange risk related to our operations in Canada. We believe that the exposure to foreign currency risk is minimal for the first half of 2006. Management does not enter into the investment of derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

   A. Evaluation of Disclosure Controls and Procedures

      The Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date. During the first quarter 2006, Management concluded that the Company's disclosure controls and procedures were not effective due to a material weakness related to the Company's internal control surrounding the accounting for restructuring costs. Specifically, the control deficiency related to the accounting for certain severance benefits. To address this material weakness, the Company performed additional analysis in order to prepare the unaudited quarterly consolidated financial statements for the first quarter 2006 in accordance with generally accepted accounting principles in the United States, which resulted in an adjustment to the unaudited interim financial statements for the first quarter 2006. Accordingly, management believes that the material weakness was remediated as of May 10, 2006 and that the financial statements for the first quarter 2006 were presented fairly.

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

                            PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders was held on May 25, 2006. The Directors elected at the meeting were as follows:
                                                       Votes Cast
Nominees                                        For                  Withheld
--------                                        ---                  --------
Michael P. Skarzynski                        11,776,765               352,329
Robert L. Tillman                            11,858,162               270,932

John M. Slusser, Bernard Kozel, Charles E. Maginness, E. Mark Rajkowski and Stuart B. Meisenzahl, continue as Directors until the next Annual Meeting, or such times as their respective terms expire.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2006. 12,091,868 shares of common stock were voted in favor of this proposal, 30,685 shares of common stock were voted against this proposal, and 6,541 shares of common stock abstained.

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

                                       PERFORMANCE TECHNOLOGIES, INCORPORATED

August 9, 2006                           By:/s/ Michael P. Skarzynski
                                            ---------------------------------
                                                Michael P. Skarzynski
                                                President and
                                                Chief Executive Officer

August 9, 2006                           By:/s/ Dorrance W. Lamb
                                            ---------------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer and
                                                Senior Vice President of Finance

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

Date: August 9, 2006                        By:/s/ Michael P. Skarzynski
                                               ------------------------------
                                                   Michael P. Skarzynski
                                                   Chief Executive Officer

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

Date: August 9, 2006                       By:/s/ Dorrance W. Lamb
                                              -------------------------------
                                                  Dorrance W. Lamb
                                                  Chief Financial Officer

                                                                    Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), Michael P. Skarzynski and Dorrance
W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  August 9, 2006                    By:/s/ Michael P. Skarzynski
                                            -------------------------------
                                                Michael P. Skarzynski
                                                President and
                                                Chief Executive Officer

Date:  August 9, 2006                    By:/s/ Dorrance W. Lamb
                                            -------------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer and
                                                Senior Vice President of Finance