Form 10-Q
period 2006-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2006-11-07
CIK 1003950

--------------------------------------------------------------------------------
                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549
                             -----------------

                                FORM 10-Q

                                (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from   to

                      Commission File Number 0-27460


                     PERFORMANCE TECHNOLOGIES, INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                               16-1158413
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
            of incorporation)

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

         The number of shares outstanding of the registrant's common stock was 13,270,690 as of November 1, 2006.
--------------------------------------------------------------------------------

           PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

                                   INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 2006 and
            December 31, 2005 (unaudited)                                      3

            Consolidated Statements of Income for the Three and Nine Months
            Ended September 30, 2006 and 2005 (unaudited)                      4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2006 and 2005 (unaudited)               5

            Notes to Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           25

Item 4.  Controls and Procedures                                              25

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                             25

Signatures                                                                    26

                       PART I. FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                   ASSETS

                                          September 30,       December 31,
                                              2006                2005
                                          -------------      -------------
Current assets:
  Cash and cash equivalents               $  11,793,000      $  11,803,000
  Investments                                23,425,000         21,150,000
  Accounts receivable, net                    8,189,000          9,523,000
  Inventories                                 6,989,000          7,148,000
  Prepaid income taxes                           44,000
  Prepaid expenses and other assets             405,000            470,000
  Deferred taxes                              3,609,000          3,272,000
                                          -------------      -------------
       Total current assets                  54,454,000         53,366,000

Property, equipment and improvements, net     2,286,000          2,004,000
Software development costs, net               3,383,000          3,182,000
Investment in unconsolidated company            248,000            248,000
Goodwill                                      4,143,000          4,143,000
                                          -------------      -------------
       Total assets                       $  64,514,000      $  62,943,000
                                          =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $   1,438,000      $   1,836,000
  Income taxes payable                                             244,000
  Accrued expenses                            4,956,000          4,438,000
                                          -------------      -------------
       Total current liabilities              6,394,000          6,518,000

Deferred taxes                                1,252,000          1,138,000
                                          -------------      -------------
       Total liabilities                      7,646,000          7,656,000
                                          -------------      -------------
Stockholders' equity:
  Preferred stock - $.01 par value;
   1,000,000 shares authorized; none issued
  Common stock - $.01 par value;
   50,000,000 shares authorized;
   13,260,038 shares issued                     133,000            133,000
  Additional paid-in capital                 14,642,000         13,903,000
  Retained earnings                          42,217,000         42,601,000
  Treasury stock - at cost; 6,235 and
   171,757 shares held at September 30,
   2006 and December 31, 2005, respectively    (124,000)        (1,350,000)
                                          -------------      -------------
       Total stockholders' equity            56,868,000         55,287,000
                                          -------------      -------------
       Total liabilities and
       stockholders' equity               $  64,514,000      $  62,943,000
                                          =============      =============


                  The accompanying notes are an integral part of
                     these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                                2006         2005        2006         2005
                             ----------  -----------  -----------  -----------
Sales                       $10,828,000  $12,343,000  $36,048,000  $36,302,000
Cost of goods sold            5,615,000    6,153,000   17,715,000   18,531,000
Non RoHS inventory charge
 (Note C)                                                 801,000
                            -----------  -----------  -----------  -----------
Gross profit                  5,213,000    6,190,000   17,532,000   17,771,000
                            -----------  -----------  -----------  -----------
Operating expenses:
  Selling and marketing       1,581,000    1,342,000    4,404,000    4,187,000
  Research and development    2,561,000    2,677,000    8,342,000    7,550,000
  General and administrative  1,452,000    1,131,000    4,198,000    3,658,000
  Restructuring charges
   (Note H)                     792,000       53,000    1,786,000      249,000
                            -----------  -----------  -----------  -----------
    Total operating expenses  6,386,000    5,203,000   18,730,000   15,644,000
                            -----------  -----------  -----------  -----------
(Loss) income from operations(1,173,000)     987,000   (1,198,000)   2,127,000

Other income, net               385,000      333,000    1,090,000      958,000
                            -----------  -----------  -----------  -----------
(Loss) income before
 income taxes                  (788,000)   1,320,000     (108,000)   3,085,000

Income tax (benefit)
 provision                     (408,000)     383,000     (346,000)     895,000
                            -----------  -----------  -----------  -----------
      Net (loss) income     $  (380,000) $   937,000  $   238,000  $ 2,190,000
                            ===========  ===========  ===========  ===========
Basic (loss) earnings
 per share                  $      (.03) $       .07  $       .02  $       .17
                            ===========  ===========  ===========  ===========
Diluted (loss) earnings
 per share                  $      (.03) $       .07  $       .02  $       .17
                            ===========  ===========  ===========  ===========
Weighted average number of
 common shares used in
 basic earnings per share    13,252,012   12,872,126   13,178,107   12,848,264

Potential common shares                      207,314      166,900      276,238

Weighted average number of
 common shares used in      -----------  -----------  -----------  -----------
 diluted earnings per share  13,252,012   13,079,440   13,345,007   13,124,502
                            ===========  ===========  ===========  ===========


                  The accompanying notes are an integral part of
                     these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                              2006               2005
                                          -------------      -------------
Cash flows from operating activities:
Net income                                $     238,000      $   2,190,000
Non-cash adjustments:
    Depreciation and amortization             1,713,000          1,838,000
    Tax benefit from stock option exercises     231,000            143,000
    Stock-based compensation expense            482,000             17,000
    Deferred income taxes                      (223,000)           367,000
    Loss on disposal of assets                  102,000              2,000
    Other                                                           37,000
Changes in operating assets and liabilities:
    Accounts receivable                       1,334,000            316,000
    Inventories                                 159,000           (180,000)
    Prepaid expenses and other assets            65,000            305,000
    Accounts payable and accrued expenses       120,000            840,000
    Income taxes payable and prepaid
     income taxes                              (288,000)           511,000
                                          -------------      -------------
      Net cash provided by operating
       activities                             3,933,000          6,386,000
                                          -------------      -------------

Cash flows from investing activities:
Purchases of property, equipment and
 improvements                                  (945,000)          (480,000)
Capitalized software development costs       (1,353,000)        (1,987,000)
Purchases of investments                    (75,175,000)       (57,325,000)
Proceeds from sales of investments           72,900,000         53,250,000
                                          -------------      -------------
      Net cash used by investing activities  (4,573,000)        (6,542,000)
                                          -------------      -------------

Cash flows from financing activities:
Tax windfall benefit from stock option
 exercises                                       25,000
Exercise of stock options                       605,000            394,000
                                          -------------      -------------
      Net cash provided by financing
       activities                               630,000            394,000
                                          -------------      -------------
      Net (decrease) increase in cash and
       cash equivalents                         (10,000)           238,000

Cash and cash equivalents at beginning
 of period                                   11,803,000         10,361,000
                                          -------------      -------------
Cash and cash equivalents at end of
 period                                   $  11,793,000      $  10,599,000
                                          =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options using 57,484
 shares of common stock                   $     426,000      $
                                          =============      =============

Noncash investing activity - During the third quarter 2005, the Company received preferred stock of InSciTek Microsystems, Inc., in satisfaction of an interest payment of $248,000 due to the Company from InSciTek Microsystems, Inc.


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

Effective January 1, 2006, the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", and related interpretations, were adopted to account for stock-based compensation using the modified prospective transition method and therefore, prior period results were not restated. SFAS No. 123(R) supersedes Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees", and revises guidance of SFAS No. 123, "Accounting for Stock-Based Compensation". Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, calculated under SFAS No. 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock option grants of $194,000 and $482,000 was recorded during the third quarter and the first nine months of 2006, respectively, as a result of the adoption of SFAS No. 123(R).

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

The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the three and nine months ended September 30, 2006 under the provisions of SFAS No. 123(R):

                                          Three Months         Nine Months
                                             Ended                Ended
                                          September 30,       September 30,
                                              2006                2006
                                          -------------      -------------
Stock based compensation expense:
  Stock options                           $     188,000      $     465,000
  Restricted stock                                6,000             17,000
Income tax benefit                              (67,000)          (165,000)
                                          -------------      -------------
Net decrease in net income                $     127,000      $     317,000
                                          =============      =============
Decrease in earnings per share:
  Basic                                   $         .01      $         .02
                                          =============      =============
  Diluted                                 $         .01      $         .02
                                          =============      =============

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

The following table shows the detailed assumptions used to compute the fair value of stock options granted during the nine months ended September 30, 2006:

                                                    Nine Months
                                                       Ended
                                                   September 30,
                                                       2006
                                                -------------------
              Expected term (years)                   2 to 6.5
              Volatility                             56% to 66%
              Risk free interest rate               4.6% to 5.0%

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $3.93 per option. Unrecognized stock-based compensation expense was approximately $1,727,000 as of September 30, 2006, relating to a total of 551,000 unvested stock options under the Company's stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately four years.

The following table summarizes stock option activity for the nine months ended September 30, 2006:
                                                     Weighted
                                                      Average
                                        Number of    Exercise    Exercise Price
                                          Shares       Price         Range
                                      ------------------------- ---------------
Outstanding at December 31, 2005         2,118,164     $ 9.71    $3.40 - $18.13
Granted                                    245,000     $ 6.82    $6.64 - $7.50
Exercised                                 (223,006)    $ 4.62    $3.40 - $7.25
Expired                                   (237,798)    $13.22    $3.80 - $18.13
                                      -------------
Outstanding at September 30, 2006        1,902,360     $ 9.55    $3.40 - $18.13
                                      =============

The following table summarizes stock option information at September 30, 2006:

                                        Options outstanding  Options exercisable
                                       -----------------------------------------
                              Weighted    Weighted           Weighted   Weighted
                               average     average            average    average
    Range of                  remaining   exercise           remaining  exercise
 exercise price      Shares   life (yrs)    price    Shares  life (yrs)  price
--------------------------------------------------------------------------------
$3.40 to $5.94       405,411     2.93      $ 4.56    321,749    1.95    $ 4.25
$5.95 to $8.60       864,360     5.03      $ 7.69    399,360    1.79    $ 8.06
$8.61 to $11.40       65,500     2.42      $10.27     65,330    2.42    $10.27
$11.41 to $14.24     286,564      .30      $13.74    284,864     .29    $13.74
$14.25 to $18.13     280,525     2.55      $18.06    280,525    2.55    $18.06
--------------------------------------------------------------------------------
                   1,902,360     3.41      $ 9.55  1,351,828    1.70    $10.53
                 ===============================================================

The total intrinsic value of all outstanding options and all exercisable options at September 30, 2006, whose exercise price was less than the Company's closing stock price at September 30, 2006, was $933,000 and $822,000 respectively. The total intrinsic value, determined as of the date of exercise, of options exercised in the first nine months of 2006 and 2005 was $599,000 and $444,000, respectively. Cash received from option exercises for the nine months ended September 30, 2006 and 2005, amounted to $605,000 and $394,000, respectively. The total fair value of options that vested during the nine months ended September 30, 2006 was $220,000. In 2005 and 2006, shares of common stock were issued from treasury for stock option exercises.

The following table illustrates the effect on net income and earnings per common share for the three months and nine months ended September 30, 2005, as if the provisions of SFAS No. 123 were applied using the fair value method to measure stock-based compensation:

                                                Three Months       Nine Months
                                                    Ended             Ended
                                                 September          September
                                                  30, 2005           30, 2005
                                               --------------     --------------
Net income, as reported                        $     937,000      $   2,190,000
Add: Restricted stock compensation expense,
 net of tax                                            4,000             11,000

Deduct: Total stock-based compensation expense
 determined under fair value based method for
 all awards, net of related tax effects             (150,000)        (2,440,000)
                                               --------------     --------------
Pro forma net income (loss)                    $     791,000      $    (239,000)
                                               ==============     ==============
Earnings (loss) per share:
Basic - as reported                            $         .07      $         .17
                                               ==============     ==============
Basic - pro forma                              $         .06      $        (.02)
                                               ==============     ==============
Diluted - as reported                          $         .07      $         .17
                                               ==============     ==============
Diluted - pro forma                            $         .06      $        (.02)
                                               ==============     ==============

During the nine months ended September 30, 2005, the Company granted options to purchase 204,000 shares of common stock. The assumption for vesting of the stock options granted was generally 33% per year. The following weighted-average assumptions were used for these 2005 grants: Dividend yield of 0%; expected volatility ranges of 65% to 70%, risk-free interest rate ranges of 3.3% to 3.7%, and expected life ranges of one to three years.

During the fourth quarter 2005 and the first quarter 2006, stock options to purchase 225,000 and 185,000 shares of common stock, respectively, were granted that are subject to accelerated vesting based upon the achievement of certain milestones, as defined in the option agreements. Subsequent to September 30, 2006, the option to purchase 225,000 shares of common stock terminated in connection with the resignation of the Company's former president and chief executive officer.

During 2003, 17,720 shares of restricted stock were granted at prices ranging from $6.89 to $12.54. During 2003, 1,740 shares of restricted stock were forfeited, without vesting. In January 2004, 10,524 shares vested and were issued. The remaining shares vest in November 2006. The value of restricted stock is charged to compensation expense over the vesting period of the grant. Unrecognized compensation expense totaled approximately $3,000 at September 30, 2006, related to restricted stock.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock, applying the treasury stock method. Due to the net loss incurred in the third quarter 2006, there were no dilutive options. Diluted earnings per share calculations exclude the effect of approximately 1,263,000 options for the three months ended September 30, 2005, and 1,325,000 and 1,184,000 options for the nine months ended September 30, 2006 and 2005, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock.

Note C - Inventories
         -----------
Inventories consisted of the following:
                                                September 30,       December 31,
                                                    2006               2005
                                               --------------     --------------
Purchased parts and components                 $    2,737,000     $    2,884,000
Work in process                                     2,995,000          3,378,000
Finished goods                                      1,257,000            886,000
                                               --------------      -------------
   Net                                         $    6,989,000     $    7,148,000
                                               ==============     ==============

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

Note D - Investments
         -----------
At September 30, 2006 and December 31, 2005, investments consisted of high grade, auction rate municipal securities which were classified as available-for-sale. As of September 30, 2006, the contractual maturity of one security held by the Company, which totaled $1,000,000, was in 2008. The contractual maturities of all other investments held by the Company at September 30, 2006 exceeded five years.

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and despite the long-term nature of their stated contractual maturities, these securities historically had the ability to be quickly liquidated. All income generated from these investments was recorded as interest income.

Note E - Warranty Obligations
         --------------------
Warranty obligations are incurred in connection with the sale of certain products. The warranty period is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the nine months ended September 30, 2006 and 2005 were as follows:
                                                    2006               2005
                                               --------------     --------------
Accrued warranty obligations, January 1,       $     310,000      $     288,000
Actual warranty experience                          (136,000)           (95,000)
Warranty provisions                                  135,000            117,000
                                               --------------     --------------
Accrued warranty obligations, September 30,    $     309,000      $     310,000
                                               ==============     ==============

Note F - Stock Repurchase Program
         ------------------------
On July 11, 2005, a plan to repurchase shares of common stock for an aggregate amount not to exceed $10,000,000 was authorized by the Board of Directors. In July 2006, this program was extended by the Board of Directors through July 13, 2007. Under this program, shares of common stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Through September 30, 2006, there have been no repurchases of shares under the original or the extended program.

Note G - Income Taxes
         ------------
The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, research activities, tax exempt interest and foreign sales. For the third quarter 2006, the income tax benefit amounted to $408,000, which included an income tax benefit of $68,000 and discrete income tax benefit items of $340,000. The discrete income tax benefit items realized during the third quarter 2006 primarily related to the release of a reserve for income tax uncertainties of $383,000, partially offset by the recording of an income tax provision uncertainty adjustment of $47,000. The tax uncertainties were released based upon the lapsing of the statute of limitations related to these uncertainties.

For the nine months ended September 30, 2006, the income tax benefit amounted to $346,000, which included an income tax provision of $54,000 and discrete income tax benefit items totaling $400,000. The discrete income tax benefit items included a previously unused tax credit of $60,000 and the release of a reserve for income tax uncertainties of $383,000, partially offset by the recording of an income tax provision uncertainty adjustment of $47,000. The effective tax rate was 29% for both the third quarter and the first nine months of 2005.

Note H - Restructuring Costs
         -------------------
Restructuring charges amounted to $792,000 and $53,000 in the third quarter 2006 and 2005, respectively, and $1,786,000 and $249,000 for the nine months ended September 30, 2006 and 2005, respectively.

During the third quarter 2006, the Company terminated seven employees and recorded $139,000 of severance costs related to these terminations. In addition, during the third quarter 2006, the Company relocated its San Luis Obispo engineering center to a less expensive facility which resulted in lease termination costs amounting to $653,000. Restructuring charges in the first and second quarter of 2006 primarily related to severance and facility expenses incurred for the closing of the Company's Norwood, Massachusetts engineering center. Substantially all actions under these programs were completed as of September 30, 2006, although payments for the severance reserve will occur in the fourth quarter 2006 and payments for certain lease obligations will continue through 2008.

A summary of the activity with respect to the 2006 restructuring charges is as follows:
                                                           Lease
                               Number of    Severance   commitments
                               employees     Reserve     and other     Total
                              ------------------------ ------------- ----------
Balance at January 1, 2006
2006 restructuring charges         29       $970,000     $816,000    $1,786,000
2006 utilization                  (29)      (831,000)    (230,000)   (1,061,000)
                              ------------------------ ------------- ----------
Balance at September 30, 2006               $139,000     $586,000    $  725,000
                              ======================== ============= ==========

Restructuring charges in 2005 related primarily to severance payments associated with the Company's efforts to centralize its operations.

Note I - Lease Commitments
         -----------------
During the second quarter 2006, the Company entered into a lease for a facility in Kanata, Ontario, Canada. The lease term extends from August 1, 2006 to October 31, 2011. The Company's Ottawa operation relocated to this facility during the third quarter 2006.

In July 2006, the Company entered into a two-year lease for a facility in the San Luis Obispo area which commenced on September 1, 2006. During the third quarter 2006, the Company's San Luis Obispo engineering center relocated to this facility.

For both lease agreements, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Future combined minimum payments under these two new leases as of September 30, 2006, are as follows:
                                         Amount
                                     --------------
                          2006         $    55,000
                          2007             244,000
                          2008             224,000
                          2009             169,000
                          2010             181,000
                          Thereafter       151,000
                                     --------------
                          Total        $ 1,024,000
                                     ==============

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company will adopt this SAB in the first quarter of 2007. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements; the impact is not expected to be material.

Note K - Subsequent Event
         ----------------
In October 2006, the Company and Michael P. Skarzynski, the Company's former president and chief executive officer, agreed to a consulting agreement in connection with Mr. Skarzynski's resignation. Under the terms of the agreement, Mr. Skarzynski will assist the Company with the transition of his former duties through March 31, 2007. In exchange for the transition services, the Company will make initial payment of $50,000 to Mr. Skarzynski on or by November 1, 2006; an additional payment of $40,000 on December 31, 2006; and a final payment of $10,000 on March 31, 2007.

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

Revenue Recognition: Revenue is recognized from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Product sales represent the majority of our revenue and include both hardware products and hardware products with embedded software. Revenue is recognized from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, products are sold on terms which transfer title and risk of loss at a specified location, typically the shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment. If these conditions are not met, revenue recognition is deferred until such time as these conditions have been satisfied.

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

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a "critical accounting estimate" because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

Income Taxes: Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the carrying amounts and the tax basis of such assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The accounting estimate related to income taxes is considered a "critical accounting estimate" because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Restructuring Costs: Restructuring costs consist of employee-related severance costs, lease termination costs and other facility-related closing expenses. Employee-related severance benefits are recorded either at the time an employee is severed or is estimated and recorded pro-rata over the period of each planned restructuring activity. Lease termination costs are calculated using remaining lease obligation amounts and estimates for sublease receipts. The accounting estimate related to restructuring costs is considered a "critical accounting estimate" because estimates are made in calculating the amount of employee-related severance benefits that will ultimately be paid and the amount of sublease receipts that will ultimately be received in future periods. Actual amounts paid for employee-related severance benefits can vary from these estimates depending upon the number of employees actually receiving severance payments.

Overview

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and these forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company is a leading developer of platforms, blades and software solutions for the communications market. It targets three vertical markets: telecommunications, defense and homeland security, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 80% of the Company's business. An approximate breakdown of telecommunications applications utilizing the Company's products is as follows:
Voice-over-IP (VoIP) represents 40%, wireless infrastructure represents 40%, and the remaining 20% is spread across IP multimedia and other applications.

The Company's products are marketed through a direct worldwide sales force under a variety of brand names including IPnexus(TM), SEGway(TM), NexusWare(TM) and Advanced Managed Platforms(TM). These products are based on open standards and are sold as fully-integrated, purpose-built, application ready platforms, or as individual blade components for the embedded communications marketplace. A key differentiation of the Company's products is the internally developed software available with each product. When sold as platforms, known as our Advanced Managed Platform products, our customers can quickly move to the enhanced value steps of their products while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market. Since its introduction in 2003, our Advanced Managed Platform product line has realized more than 34 new design wins. If successfully implemented by our customers, each design win is expected to generate greater than $.5 million of annualized revenue when reaching production volumes. In addition, we also realized more than 36 new design wins for blade solutions in this same time period. Design wins are subject to risks and uncertainties and, therefore, not all design wins are expected to result in production orders.

A company-wide transformation began in early 2006, which management believes will establish the foundation upon which the Company can reach its growth goals. This transformation is balancing the Company's traditional engineering and technology focus with a stronger emphasis on sales and marketing. Since the beginning of the year, we have hired ten senior salespeople, including sales executives for global sales, signaling sales and European sales, to expand, bolster and partially replace our direct, world-wide sales organization.

We recognize the need to balance investments in sales and marketing with projected revenue growth and expense reductions in other areas of the business. Since the beginning of the year, we have instituted a number of expense reduction initiatives, including closing our Norwood engineering facility, relocating our San Luis Obispo engineering center to a less expensive facility and implementing reductions-in-force. The relocation of the San Luis Obispo engineering center and a 3% company-wide reduction-in-force were completed in the third quarter 2006. Restructuring costs primarily associated with these activities amounted to $.8 million and $1.8 million in the third quarter and for the nine months ended September 30, 2006, respectively.

The telecommunications market served by the Company depends upon carrier spending to upgrade network infrastructure to next-generation equipment. During the third quarter 2006, investments by U.S. wireless carriers in third generation mobile networks continued to be selective and this trend adversely impacted the Company's revenue. The Company's largest customer during the first nine months of 2006 sells directly into the U.S. wireless market, and third quarter shipments to this customer amounted to $.8 million, compared to $2.2 million in the preceding quarter and $3.0 million in the comparable quarter in 2005. The third quarter revenue shortfall was also attributable to several signaling customers in North America and Europe that delayed product deployments beyond the third quarter. Management believes these signaling deployment delays are customer specific, rather than due to any lack of demand for the Company's signaling products.

On October 13, 2006, Michael P. Skarzynski resigned as president, chief executive officer and as a member of the Board of Directors, for personal reasons. Mr. Skarzynski's resignation was accepted by the Company and the Company's current chairman, John M. Slusser, was appointed to serve as interim president and chief executive officer until a successor can be found. During the transition period, Mr. Slusser will continue in his role as chairman. The Board of Directors has established an Executive Transition Committee, which will oversee the process through which a new chief executive officer will be selected. Subsequent to September 30, 2006, the Company entered into a short-term consulting arrangement with Mr. Skarzynski to assist with the transition of his former responsibilities to Mr. Slusser.

Strategy

The Company has a history of successfully adapting its products and services to a constantly changing technology-driven marketplace. This adaptation has been demonstrated through the course of several business cycles that have occurred since the Company's founding in 1981.

A new product strategy was adopted in 2003. This strategy repositioned the Company to deliver fully managed, system-level platform products to the embedded communications marketplace and resulted in the Company's ability to address over 60% of the served available market. Today, our line of platform products specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. The Company's strategy also enables its customers to replace proprietary or legacy platforms with the latest generation of platform products.

The Company's goal is to drive sustained and profitable revenue growth. A company-wide transformation began in early 2006, which management believes will establish the foundation upon which the Company can reach its growth goals. This transformation is balancing the Company's traditional engineering and technology focus with a stronger emphasis on sales and marketing. Management believes that its current products and product pipeline can support a substantially higher revenue base. With the Company's new sales organization now in place, management expects to replicate key customer sales successes and aggressively pursue new sales opportunities as the basis for the Company's future earnings and revenue growth.

There are identifiable risks associated with carrying out the Company's strategy in the current uncertain economic climate. Many of the Company's end markets are forecasted to show only modest growth in the near term. In order to realize growth in this environment, the Company will have to gain market share from competitors, many of which are larger, more established companies with greater resources than the Company's. Management believes that its strategy to increase emphasis on sales and marketing, while continuing to invest in new product development, will enable the Company to successfully compete in this economic environment.

Financial Information

Revenue:
--------
Revenue in the third quarter 2006 amounted to $10.8 million, compared to $12.3 million in the corresponding quarter a year earlier. Revenue for the nine months ended September 30, 2006 amounted to $36.0 million, compared to $36.3 million during the corresponding period in 2005.

Earnings and Loss:
------------------
Net loss for the third quarter 2006 totaled $.4 million, or $.03 per basic share, based on 13.3 million shares outstanding and included:

         o Restructuring charges of $.8 million, or $.06 per basic share, primarily related to the relocation of our San Luis Obispo engineering center and severance costs related to a Company-wide reduction in force;
         o Stock compensation expense of $.2 million, or $.02 per basic share;
           and
         o Discrete income tax benefits amounting to $.3 million, or $.03 per basic share.

Net income for the third quarter 2005 amounted to $.9 million, or $.07 per diluted share and included restructuring charges of $.1 million, or $.00 per diluted share, based on 13.1 million shares outstanding.

Net income for the nine months ended September 30, 2006 amounted to $.2 million, or $.02 per diluted share, based on 13.3 million shares outstanding and included:

         o A charge for non-compliant RoHS inventory of $.8 million, or $.05 per diluted share;
         o Restructuring charges of $1.8 million, or $.10 per diluted share, related to severance and facilities costs associated with the closing of our Norwood engineering center, the relocation of our San Luis Obispo engineering center and severance costs related to Company-wide reductions in force;
         o Stock compensation expense of $.5 million, or $.03 per diluted share; and
         o Discrete income tax benefits amounting to $.4 million, or $.03 per diluted share.

Net income for the nine months ended September 30, 2005 amounted to $2.2 million, or $.17 per diluted share, including restructuring charges related to centralization efforts amounting to $.2 million, or $.01 per diluted share, based on 13.1 million shares outstanding.

Liquidity:
----------
Cash, cash equivalents and investments amounted to $35.2 million and $33.0 million at September 30, 2006 and December 31, 2005, respectively. We had no long-term debt at either date.

Centralization and Relocation of Functions:
-------------------------------------------
In January 2006, we announced a plan to close our engineering center in Norwood, Massachusetts, and transfer product development and customer support functions for the voice technology products to our other engineering centers. This program was completed in May 2006.

During the third quarter 2006, our engineering center in San Luis Obispo, California was relocated to a new facility in the same city and our signaling engineering organization in Ottawa, Ontario, Canada was relocated to a new facility in Kanata, Ontario, outside of Ottawa.

Key Performance Indicators:

The Company works closely with customers to incorporate its platforms, blades and software solutions into their product designs. Such "design wins" have been a useful metric for management to judge the Company's product acceptance in its marketplace. Design wins, if successfully implemented by our customers, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. Beginning in 2006, our sales organization is targeting higher revenue major accounts which may lower the total number of design wins reported in the future, although management expects such design wins will generate higher value design wins.

During the third quarter 2006, we realized two design wins for our Advanced Managed Platform (with multiple products) (1), and individual communications products (1). During the third quarter 2005, the Company realized six design wins comprised of Advanced Managed Platform (with multiple products) (1), and individual communications products (5). Each design win is expected to generate at least $.5 million of annualized revenue when reaching production volumes. Not all design wins are expected to result in production orders.

We believe that another key indicator for our business is the volume of orders received from our customers. During weak or uncertain economic periods, visibility of customer orders is limited, which frequently causes delays in the placement of orders with the Company. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. Forward-looking visibility of customer orders continues to be very limited. Shipments to customers in the third quarter 2006 amounted to $10.8 million, compared to $12.3 million in the third quarter 2006. The Company's largest customer during the first nine months of 2006 sells directly into the U.S. wireless market and third quarter shipments to this customer amounted to $.8 million, compared to $3.0 million in the comparable quarter in 2005. In addition, several signaling customers in North America and Europe delayed anticipated product deployments beyond the third quarter 2006. Management believes the signaling deployment delays are customer specific, rather than due to any lack of demand for the Company's signaling products.

More in-depth discussions of our strategy and financial performance can be found in our Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

          Three and Nine Months Ended September 30, 2006, compared with the Three and Nine Months Ended September 30, 2005

The following table presents the percentage of sales represented by each item in our consolidated statements of income for the periods indicated.

                                    Three Months Ended         Nine Months Ended
                                      September 30,              September 30,
                                    2006         2005          2006        2005
                                  --------     --------      --------    -------
Sales                              100.0%       100.0%        100.0%      100.0%
Cost of goods sold                  51.9         49.9          49.1        51.0
Non RoHS inventory charge                                       2.2
                                  --------     --------      --------    -------
Gross profit                        48.1         50.1          48.7        49.0
                                  --------     --------      --------    -------
Operating expenses:
  Selling and marketing             14.6         10.9          12.2        11.5
  Research and development          23.7         21.6          23.2        20.8
  General and administrative        13.4          9.2          11.6        10.1
  Restructuring charges              7.3          0.4           5.0         0.7
                                  --------     --------      --------    -------
        Total operating expenses    59.0         42.1          52.0        43.1
                                  --------     --------      --------    -------
(Loss) income from operations      (10.9)         8.0          (3.3)        5.9

Other income, net                    3.6          2.7           3.0         2.6
                                  --------     --------      --------    -------
(Loss) income before income taxes   (7.3)        10.7          (0.3)        8.5

Income tax (benefit) provision      (3.8)         3.1          (1.0)        2.5
                                  --------     --------      --------    -------
         Net (loss) income          (3.5)%        7.6%          0.7%        6.0%
                                  ========     ========      ========    =======

Sales. Total revenue for the third quarter 2006 amounted to $10.8 million, compared to $12.3 million for the corresponding quarter in 2005. Revenue for the nine months ended September 30, 2006 totaled $36.0 million, compared to $36.3 million for the comparable period in 2005.

In the third quarter 2006, one customer represented 21% of sales and our four largest customers represented 41% of sales. In the third quarter 2005, two customers represented 25% and 14% of sales, and our four largest customers represented 48% of sales. For the nine months ended September 30, 2006, two customers represented 16% and 12% of sales, and our four largest customers represented 39% of sales. For the nine months ended September 30, 2005, two customers represented 21% and 12% of sales, and our four largest customers represented 44% of sales.

Sales to customers outside of the United States represented 60% and 46% of our sales during the third quarter 2006 and 2005, respectively. During this comparative period, although overall Company sales decreased, sales to customers outside the United States increased slightly, resulting in the percentage increase described above. This increase in sales to customers outside the United States was attributable to increased sales to the Company's largest integrated platform customer. Sales to customers based in the United Kingdom represented 25% and 15% of revenue in the third quarter 2006 and 2005, respectively.

For the nine months ended September 30, 2006 and 2005, sales to customers outside of the United States represented 48% and 42% of sales, respectively. Sales to customers based in the United Kingdom represented 15% and 13% of revenue for the nine months ended September 30, 2006 and 2005, respectively.

Beginning in 2006, our products are grouped into three distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

                                   Three Months Ended          Nine Months Ended
                                      September 30,              September 30,
                                    2006          2005         2006        2005
                                  --------     --------      --------    -------
  Communications                     45%          43%           49%         47%
  Computing                          34%          25%           26%         25%
  Switching                          21%          31%           25%         27%
  Other                                            1%                        1%
                                  --------     --------      --------    -------
      Total                         100%         100%          100%        100%
                                  ========     ========      ========    =======

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

Revenue from Communications products amounted to $4.9 million and $5.3 million in the third quarter of 2006 and 2005, respectively. This decrease of $.4 million, or 8%, was the result of decreased demand from a variety of our customers across this product category.

Revenue from Communications products amounted to $17.5 million and $17.0 million in the nine months ended September 30, 2006 and 2005, respectively. This increase in business of $.5 million, or 3%, reflects a combination of factors including one major customer in 2005 that, due to market conditions, unexpectedly decreased product requirements after the second quarter 2005, which was offset by a greater demand from a variety of customers across this product category.

Computing products:

Computing products include integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue amounted to $3.7 million and $3.1 million in the third quarter 2006 and 2005, respectively. The increase in revenue of $.6 million, or 19%, for these comparative periods is primarily a result of increased sales to the Company's largest integrated platform customer.

For the nine months ended September 30, 2006 and 2005, Computing products revenue totaled $9.5 million, compared to $9.2 million, respectively. The increase in revenue of $.3 million, or 3%, was primarily attributable to fluctuations in sales to various customers during the comparative periods.

Switching products:

Our Ethernet switch components operate as the "nexus" of the IP packet switching functionality of the Advanced Managed Platforms.

Revenue from Switching products amounted to $2.2 million and $3.8 million in the third quarter 2006, and 2005, respectively. This decrease of $1.6 million, or 42%, is primarily the result of decreased shipments to one customer amounting to $2.2 million who purchased less due to their decreased customer demand, partially offset by increased sales to several other switch customers.

Switch revenue totaled $9.0 million and $9.6 million for the nine months ended September 30, 2006 and 2005, respectively. This decrease of $.6 million, or 6%, is a result of a combination of decreased sales to one customer of $2.0 million who purchased less due to their decreased customer demand, partially offset by increased sales to several other customers in this product category.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 48.1% and 50.1% of sales for the third quarter 2006 and 2005, respectively. The decrease in gross margin primarily resulted from a change in sales mix from higher margin products (e.g., Switching) to lower margin products (i.e., Computing). Gross margin for the quarter was also negatively impacted by lower production volumes. Offsetting these decreases were benefits resulting from our centralization efforts that took place in 2005. Included in cost of goods sold is the amortization of software development costs which totaled $.4 million and $.3 million in the third quarter 2006 and 2005, respectively.

Gross margin was 48.7% and 49.0% of sales for the first nine months of 2006 and 2005, respectively. The Restriction of Certain Hazardous Substances ("RoHS") Directive issued by the European Union (EU) became effective on July 1, 2006. Gross margin for the first nine months of 2006 was impacted by a charge recorded in the second quarter to cost of goods sold for excess non-compliant RoHS inventory in the amount of $.8 million, or 2.2% of revenue. Excluding this charge, the increase in gross margin was attributable to benefits realized from the Company's centralization efforts. Also included in cost of goods sold is the amortization of software development costs which totaled $1.2 million for both the nine months ended September 30, 2006 and 2005.

Total Operating Expenses. Total operating expenses in the third quarter 2006 amounted to $6.4 million, compared to $5.2 million for the corresponding period in 2005. Total operating expenses in the third quarter 2006 included restructuring charges amounting to $.8 million and stock compensation expense related to the adoption of SFAS 123(R) amounting to $.2 million. Total operating expenses in the third quarter 2005 included restructuring charges amounting to $.1 million.

Total operating expenses for the nine months ended September 30, 2006 amounted to $18.7 million, compared to $15.6 million for the corresponding period in 2005. Total operating expenses for the nine months ended September 30, 2006 included restructuring charges amounting to $1.8 million and stock compensation expense amounting to $.5 million. Total operating expenses for the nine months ended September 30, 2005 included restructuring charges amounting to $.2 million.

Selling and marketing expenses were $1.6 million and $1.3 million for the third quarter 2006 and 2005, respectively, and $4.4 million and $4.2 million for the first nine months of 2006 and 2005, respectively. The increases in expenses in both comparative periods are primarily related to additional sales personnel hired in 2006 as a key component of the Company's transformation program.

Research and development expenses were $2.6 million and $2.7 million in the third quarter 2006 and 2005, respectively. We capitalize certain software development costs, which reduces the amount charged to research and development expenses. Amounts capitalized were $.4 million and $.7 million during the third quarter 2006 and 2005, respectively. The decrease in gross research and development expenditures for the comparable periods is primarily the result of the closing of the Norwood engineering center during the second quarter 2006.

Research and development expenses totaled $8.3 million and $7.6 million for the nine months ended September 30, 2006 and 2005, respectively. Amounts capitalized were $1.4 million and $2.0 million for the nine month periods in 2006 and 2005, respectively. Gross expenditures for the comparative periods were generally comparable.

General and administrative expenses were $1.5 million and $1.1 million in the third quarter 2006 and 2005, respectively. General and administrative expenses totaled $4.2 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in expenses for both comparative periods is primarily related to higher personnel costs, higher corporate governance costs and stock based compensation expense in 2006.

Restructuring charges amounted to $.8 million and $.05 million in the third quarter 2006 and 2005, respectively, and $1.8 million and $.2 million for the nine months ended September 30, 2006 and 2005, respectively.

During the third quarter 2006, the Company terminated seven employees and recorded $.1 million of severance costs related to these terminations. In addition, during the third quarter 2006, the Company relocated its San Luis Obispo engineering center to a less expensive facility which resulted in lease termination costs amounting to $.7 million. Restructuring charges in first and second quarter of 2006 primarily related to severance and facility expenses incurred for the closing of the Company's Norwood, Massachusetts engineering center. Substantially all actions under these programs were completed as of September 30, 2006, although payments for the severance reserve will occur in the fourth quarter 2006 and payments for certain lease obligations will continue through 2008.

A summary of the activity with respect to the 2006 restructuring charges is as follows:
                                                           Lease
                                Number of   Severance   commitments
                                employees    Reserve     and other      Total
                                ----------------------  ------------ -----------
Balance at January 1, 2006
2006 restructuring charges          29      $970,000      $816,000   $1,786,000
2006 utilization                   (29)     (831,000)     (230,000)  (1,061,000)
                                ----------------------  ------------ -----------
Balance at September 30, 2006               $139,000      $586,000   $  725,000
                                ======================  ============ ===========

Restructuring charges in 2005 related primarily to severance payments associated with the Company's efforts to centralize its operations.

The Company is not expecting to incur any restructuring charges in the fourth quarter 2006.

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

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from our international operations, research activities, tax exempt interest and foreign sales. For the third quarter 2006, the income tax benefit amounted to $.4 million, which included an income tax benefit of $.1 million and discrete income tax benefit items of $.3 million. The discrete income tax benefit items realized during the third quarter 2006 primarily related to the release of a reserve for income tax uncertainties of $.4 million, partially offset by the recording of an income tax provision uncertainty adjustment of $.05 million. The tax uncertainties were released based upon the lapsing of the statute of limitations related to these uncertainties.

For the nine months ended September 30, 2006, the income tax benefit amounted to $.3 million, which included an income tax provision of $.1 million and discrete income tax benefit items totaling $.4 million. The discrete income tax benefit items included a previously unused tax credit of $.1 million and the release of a reserve for income tax uncertainties of $.4 million, partially offset by the recording of an income tax provision uncertainty adjustment of $.05 million. The effective tax rate was 29% for both the third quarter and the first nine months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, cash equivalents and investments, which together totaled $35.2 million at September 30, 2006. The Company had working capital of $48.1 million and $46.8 million at September 30, 2006 and December 31, 2005, respectively.

Cash provided by operating activities amounted to $3.9 million for the nine months ended September 30, 2006. This amount included net income of $.2 million, a depreciation and amortization charge of $1.7 million and stock-based compensation expense of $.5 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a decrease in accounts receivable of $1.3 million. The decrease in accounts receivable is primarily related to lower sales in the final month of the third quarter 2006.

On July 1, 2006, the RoHS Directive issued by the EU became effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. During the second quarter 2006, a charge was recorded in the amount of $.8 million for non-compliant RoHS inventory not expected to be sold in the future.

Cash used by investing activities during the first nine months of 2006 totaled $4.6 million. This utilization was primarily the result of capital asset purchases of $.9 million, the capitalization of software development costs amounting to $1.4 million and a net increase in investments of $2.3 million.

Cash provided by financing activities for the first nine months of 2006 amounted to $.6 million, primarily resulting from the exercise of stock options. On July 11, 2005, our Board of Directors authorized the Company to repurchase shares of our common stock for an aggregate amount not to exceed $10.0 million. In July 2006, this program was extended to July 13, 2007. Under this program, shares of our common stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for our stock option plans, potential acquisition initiatives and general corporate purposes. Through September 30, 2006, there have been no repurchases of shares under the original or the extended program.

Off-Balance Sheet Arrangements:

No off-balance sheet arrangements were entered into during the first nine months of 2006.

Contractual Obligations:

During the second quarter 2006, a lease agreement was entered into for a new facility in Kanata, Ontario, Canada. The term of this lease extends from August 1, 2006 to October 31, 2011. During the third quarter 2006, our Ottawa operation relocated to this facility.

In July 2006, the Company entered into a two-year lease for a facility in the San Luis Obispo area which commenced on September 1, 2006. During the third quarter 2006, our San Luis Obispo engineering center relocated to this facility.

For both lease agreements, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

As of September 30, 2006, combined future minimum payments under these two new leases are as follows:
                                        Amount
                                     --------------
                          2006       $     55,000
                          2007            244,000
                          2008            224,000
                          2009            169,000
                          2010            181,000
                          Thereafter      151,000
                                     --------------
                          Total      $  1,024,000
                                     ==============

No other significant contractual obligations were entered into during the first nine months of 2006.

In October 2006, the Company and Michael P. Skarzynski, the Company's former president and chief executive officer, agreed to a consulting agreement in connection with Mr. Skarzynski's resignation. Under the terms of the agreement, Mr. Skarzynski will assist the Company with the transition of his former duties through March 31, 2007. In exchange for the transition services, the Company will make an initial payment of $50,000 to Mr. Skarzynski on or by November 1, 2006; an additional payment of $40,000 on December 31, 2006; and a final payment of $10,000 on March 31, 2007.

Current Position:

Assuming there is no significant change in our business, we believe that the Company's current cash, cash equivalents and investments, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, we are continuing to evaluate strategic acquisitions to further accelerate our growth and market penetration efforts. These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources and we may raise additional capital to facilitate these efforts.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company will adopt this SAB in the first quarter of 2007. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements; the impact is not expected to be material.

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

The future operating results of the Company are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond our control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, and foreign regulations. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2005, as reported in its Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission. Additional information related to risk factors can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this quarterly report or the date of the documents incorporated by reference in this quarterly report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's assets are exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of our investments and we believe the exposure to such risk is minimal. Investments are made in accordance with the investment policy and primarily consist of auction rate municipal securities. The Company's assets are also subject to foreign exchange risk related to our operations in Canada. We believe that the exposure to foreign currency risk is minimal for the first nine months of 2006. Management does not enter into the investment of derivative financial instruments.

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


                                    PERFORMANCE TECHNOLOGIES, INCORPORATED


November 7, 2006                    By: /s/   John M. Slusser
                                    -------------------------
                                    John M. Slusser
                                    Chairman of the Board, Interim President and
                                    Chief Executive Officer


November 7, 2006                    By: /s/   Dorrance W. Lamb
                                    --------------------------
                                    Dorrance W. Lamb
                                    Chief Financial Officer and
                                    Senior Vice President

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer

I, John M. Slusser, certify that:

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

Date: November 7, 2006                    By:/s/ John M. Slusser
                                          ------------------------
                                          John M. Slusser
                                          Interim Chief Executive Officer

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


Date: November 7, 2006                     By:/s/   Dorrance W. Lamb
                                           -------------------------
                                           Dorrance W. Lamb
                                           Chief Financial Officer

                                                                    Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), John M. Slusser and Dorrance W. Lamb, the Interim Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.


Date:  November 7, 2006                 By:/s/   John M. Slusser
                                        --------------------------
                                        John M. Slusser
                                        Chairman of the Board, Interim President
                                        and Chief Executive Officer

Date:  November 7, 2006                 By:/s/   Dorrance W. Lamb
                                        --------------------------
                                        Dorrance W. Lamb
                                        Chief Financial Officer and
                                        Senior Vice President