Form 10-K
period 2006-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2007-03-16
CIK 1003950

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                 --------------

                                    FORM 10-K
                                 --------------
                        [ X ] ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006

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


          Title of each class          Name of each exchange on which registered
Common Stock, par value $0.01 per share        The Nasdaq Stock Market, LLC

        Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes[   ] No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [   ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 was approximately $82,049,000.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 13,302,096 as of March 2, 2007.

                     Documents Incorporated by Reference

The information called for by Items 10-14 of Part III of Form 10-K, except for the equity plan information required by Item 12, which is set forth herein, is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 24, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.


================================================================================

                     Performance Technologies, Incorporated
                       Index to Annual Report on Form 10-K
                                                                           Page
PART I
------
Item 1         Business                                                       4

Item 1A        Risk Factors                                                  15

Item 1B        Unresolved Staff Comments                                     18

Item 2         Properties                                                    19

Item 3         Legal Proceedings                                             19

Item 4         Submission of Matters to a Vote of Security Holders           19


PART II
-------
Item 5         Market for the Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities           19

Item 6         Selected Financial Data                                       20

Item 7         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   21

Item 7A        Quantitative and Qualitative Disclosures About Market Risk    39

Item 8         Financial Statements and Supplementary Data                   39

Item 9         Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                    65

Item 9A        Controls and Procedures                                       65

Item 9B        Other Information                                             66

PART III
--------
Item 10        Directors, Executive Officers and Corporate Governance of the
               Registrant                                                    66

Item 11        Executive Compensation                                        66

Item 12        Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters                             66

Item 13        Certain Relationships, Related Transactions and Director
                 Independence                                                67

Item 14        Principal Accountant Fees and Services                        67

PART IV
-------
Item 15        Exhibits and Financial Statement Schedule                     68

ITEM 1 - Business
-----------------
Overview

Performance Technologies, Incorporated (the "Company") is a global supplier of integrated "IP-based" platforms and solutions for advanced communications networks and innovative computer system architectures. The Company's business addresses one industry segment - Communications.

Since its founding in 1981, the Company, which is a Delaware corporation, has supplied embedded, standards-based products and solutions to customers serving the telecommunications, defense and homeland security, and commercial markets. Today these products and solutions are typically integrated combinations of computer systems' hardware and software elements which the Company refers to as Advanced Managed Platforms(TM). These platforms offer significant customer advantages that include reduced time-to-market, enhanced cost-versus-performance metrics and high availability. During its 26 year history, the Company has introduced numerous innovations to the embedded systems market and has successfully evolved with the substantial technological advancements to remain on the leading-edge of solutions in the markets it serves.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in ITEM 1A of this Form 10-K. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing capacity and arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill, investments and foreign regulations. In addition, during weak or uncertain economic periods, customers' visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Available Information - The Company's Web site address is www.pt.com. The Company makes available free of charge via a hypertext link on its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The Company will provide this information upon written request to the attention of the Chief Financial Officer, Performance Technologies, Incorporated, 205 Indigo Creek Drive, Rochester, New York 14626. Materials we provide to the SEC are available through the SEC Web site at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Year 2006

During 2006, the Company noted the following significant events and occurrences:

o 2006 was a challenging year for equipment manufacturers serving the telecommunications market, which depends upon carrier spending to upgrade network infrastructure to next-generation equipment. In particular, investments by U.S. wireless carriers in next-generation mobile networks were very selective throughout much of the year. This occurrence adversely impacted the Company, its customers and competitors.

o The Company closed its Norwood, Massachusetts engineering center and relocated its engineering center in San Luis Obispo, California to a smaller, less expensive facility.

o In October 2006, Michael P. Skarzynski resigned as president, chief executive officer and as a member of the Board of Directors. The Company's current chairman, John M. Slusser became interim president and chief executive officer following Mr. Skarzynski's resignation. In January 2007, Mr. Slusser was appointed the permanent president and chief executive officer.

As the Company entered 2006, management identified several areas to strengthen and grow our business.

Embedded Systems Group Initiatives:
-----------------------------------
1) Increase Sales Force Effectiveness:

An effort was undertaken to increase the effectiveness of our direct field sales force. In this endeavor, the Embedded Systems' sales organization was expanded, a new sales plan was instituted, more experienced sales people were hired and new sales leadership was put in place. We believe the revitalization of the Embedded Systems sales organization was a key accomplishment in 2006.

2) Targeting of Design Wins with Major Accounts:

Major accounts which can generate higher value design wins were targeted in 2006 and our newly invigorated sales organization was tasked with realizing design wins within these accounts. This strategy was particularly successful with government contractors. In the second half of 2006, for example, we began seeing an increase in business with prime contractors who began deploying our Advanced Managed Platforms into various government programs.

3) Further Enrichment of NexusWare(TM):

Our Embedded Systems software products and expertise continue to be a key differentiating factor for our Advanced Managed Platforms and blade products. Our software environment, tools and application interfaces are based on the popular, and rapidly growing, Linux operating system and are sold under the trade name of NexusWare. Major enhancements to NexusWare software were released during 2006 and successful validation and registration of NexusWare was achieved as a carrier-grade distribution. "Carrier-grade" is a certification process in which the Linux Foundation (OSDL) reviews Linux distributions to ensure they include the critical elements to guarantee robustness and the highest reliability as an operating system. Carrier-grade is a designation held by very few Linux distributions and Performance Technologies is proud to achieve this distinction for NexusWare. Management believes that the NexusWare software suite provides distinct advantages unmatched by competitive offerings and is an important enabler for our customers.

4) Continued Enhancement of our Advanced Managed Platform Product line:

Critical to our growth is the ongoing development and enhancement of our portfolio of fully managed, integrated IP-based platforms. The Advanced Managed Platform offering allows equipment manufacturers of next-generation equipment to reduce overall design complexity and timeframe while increasing overall system reliability and performance. From a market perspective, Advanced Managed Platforms were developed to be a cost effective alternative to proprietary platforms and directly address equipment manufacturers' requirements for designing high availability into their applications using a flexible and scalable architecture. Since the introduction of Advanced Managed Platforms in 2003, we have realized more than 37 new design wins for these integrated platform products.

5) Expansion of blade-based IP Products:

Embedded Systems developed and introduced a significant number of new products in 2006 directed at IP-based applications including:

              Switch Products: Our focus in 2006 was the development and introduction of two new, leading edge 10 Gigabit Ethernet switch products and the continued enhancement of our carrier-grade network capabilities. Our family of embedded Ethernet switching products represents greater than 20% of the Company's revenue.

              Access Products: During 2006, we continued to enhance our network access products for connectivity to the global telecom infrastructure. This product family is intended to offer powerful packet processing solutions for emerging "user based" services that will become an important economic element in contemporary IP-based networks.

              Compute Products: As networks continue to migrate towards a packet-based internet protocol, or IP architecture, it becomes increasingly more important for us to offer application and packet processing products to meet these customer requirements. Early in 2006, we introduced the CPC5564 Single Board Computer. This product is the world's first CompactPCI(R) 2.16 compute blade based on 64-bit, single- and dual-core AMD Opteron processors and is part of our next-generation compute products built for high-end telecommunications, defense and homeland security, and commercial applications.

Signaling Systems Group Initiatives:

1) Expansion of the Signaling Sales Organization:

The Signaling sales team was expanded to four senior salespeople and new leadership was hired to lead the sales and marketing efforts. During the second half of 2006, Signaling developed a growing funnel of sales prospects and realized a significant increase in business in the fourth quarter with Tier 3 carriers who are building out their IP networks and replacing leased infrastructure with owned equipment.

2) New and Enhanced Signaling Products:

In 2006, we introduced our SEGway 6300 STP, with up to 192 SS7 link capacity, which is our carrier-grade, redundant STP designed to bridge SS7 networks by supporting both IP-based and circuit-switched SS7 signaling. The SEGway 6300 is an attractive product offering for small- to mid-sized carriers looking to minimize leasing costs and port charges without a significant capital investment. These SEGway STPs operate as the gateway to a carrier's private network and allow an operator to manage local routing between the private nodes and aggregate SS7 traffic destined for the public switched network and were designed to lower operating costs. We also introduced Point Code Emulation as a new capability for our SEGway STP product line. For SS7 networks, Point Code Emulation is analogous to the network address translation functionality found in IP networks. New nodes can be added to private networks without the additional expense or administration that is involved with propagating routing information in the public switched network.

Industry Overview

The Company is a global supplier of integrated IP-based platforms and solutions for advanced communications networks and innovative computer system architectures. IP, short for Internet Protocol, is a widely adopted method under which information is encapsulated into "packets" and transferred over a computer network. Such computer networks can range from very short, efficient connections between elements within a single computer system to that of two or more computer systems on different sides of the world and communicating over the Internet.

Industry market research organizations are estimating the worldwide embedded systems market amounted to $40 billion in 2006, roughly the same size as in 2005. Traditionally, the largest segment of this market has used "proprietary," purpose-built embedded systems and products. Embedded systems built on open standards comprise approximately 10%, or $4 billion, of this market. While proprietary systems are expected to continue to dominate this market, presently, we believe a growing share of embedded systems being implemented, especially in the more limited markets served by the Company, is expected to continue to use open standards-based products.

There are two driving factors behind the migration to standards-based platforms and solutions: First, systems are becoming increasingly integrated and more complex, requiring larger investments and longer lead times to design. Second, customers have downsized engineering staffs over the past several years and are increasingly relying on outsourced development partners to assist in new product development. Relying on development partners, such as Performance Technologies, allows customers to meet the competitive pressures of "time-to-market" found in most technology businesses. This also allows these suppliers to concentrate their efforts and expertise on their "value-add applications and services," which typically include software and additional hardware elements directed toward specific end applications.

The most widely accepted method of interconnection in IP-based systems and networks is the Ethernet standard. This standard has evolved in steps from 10 Megabit/second transfer rates in earliest implementations to most recent 10 Gigabit/second transfer rate implementations, or a one-thousand fold transfer rate improvement. We continue to enhance our ability to supply communications platforms based on the use of Ethernet technology as a fundamental element of the system design. During 2006, our Advanced Managed Platform design wins continued to be based on this standard, showing ongoing acceptance by equipment manufacturers who incorporated this standard into their next-generation products. Central to this architectural concept is the use of embedded Ethernet switches and Ethernet technology for connectivity between the blades in a system and the introduction of System Management blades to provide much greater levels of control and reliability for carrier-grade communications systems. Our engineering strengths and expertise continue to place the Company in a favorable position to participate in new design opportunities with customers.

Our customers are primarily equipment manufacturers in the telecommunications, data communications, defense and homeland security and commercial markets. Our largest customer base is the equipment manufacturers serving the telecommunications market and shipments to these customers declined in 2006. These customers depend upon carrier spending to upgrade network infrastructure to next-generation equipment. Domestic carrier spending during 2006 did not meet market expectations. In the European region, telecommunications continued to demonstrate growth. During 2006, our shipments to Europe continued to expand with significant customers in the United Kingdom and France. Based on our IP network focus, Europe is expected to continue to represent an important market opportunity for our products.

Strategy

The Company supplies embedded, standards-based products and solutions to customers serving the telecommunications, defense and homeland security, and commercial markets. Today these products and solutions are typically integrated combinations of computer systems' hardware and software elements which the Company refers to as Advanced Managed Platforms. These platforms offer significant customer advantages that include reduced time-to-market, enhanced cost-versus-performance metrics, high availability, etc. During its 26 year history, the Company has introduced numerous innovations to the embedded systems market and has successfully evolved with the substantial technological advancements to remain on the leading-edge of solutions in the markets it serves.

The Company repositioned its product strategy in 2003 to deliver fully managed, integrated IP-based platforms to the embedded communications marketplace. This positioning enabled the Company to address more than 60% of the served available market. Today, our line of integrated IP-based platforms and solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy also enables our customers to replace proprietary or legacy platforms with the latest generation of platform products.

2007 Strategic and Tactical Initiatives:

Embedded Systems Group:

1) Increase NexusWare Market Awareness

We believe our NexusWare software is the key differentiating factor for our Advanced Managed Platforms and blade products. During 2006, NexusWare became a "carrier-grade" Linux distribution. In 2007, we expect to focus market awareness and customer communication on the distinct advantages and value proposition for our NexusWare software.

2) Product Innovation:

We fund our research and development engineering organization with more than 20% of every revenue dollar in order to remain technologically competitive and innovative. In 2007, a meaningful portion of this funding will be applied toward the development of a next-generation product line that we expect will be the foundation for the Company's future revenue growth.

3) Revitalized Sales Organization:

In 2006, our sales organization was expanded, a new sales plan was instituted, more experienced sales people were hired and new sales leadership was put in place. In 2007, we expect our newly revitalized sales organization to accelerate the realization of higher value design wins while nurturing our existing customer relationships.

4) Market Diversification:

Telecommunications represented 75% of our business in 2006 and is not showing discernable growth nor profitability for equipment suppliers. In 2007, we plan to more aggressively seek design wins in non-telecommunications areas including defense and homeland security and commercial markets.

5) Operational Efficiency:

In 2006, an increased focus began on operational efficiencies in the areas of material costs, manufacturing capacity and quality, along with increased management focus on accountability and performance. In 2007, we expect to realize benefits from these initiatives.

Signaling Systems Group:

1) Sales and Marketing Organization:

In 2006, our sales team was expanded to four senior salespeople and new leadership was hired to lead the sales and marketing efforts. In 2007, if certain revenue targets are met, we expect to hire additional sales and marketing people to capitalize on the healthy market potential for our signaling products.

2) Revenue Target:

In 2006, with the new sales organization in place, the funnel of sales prospects grew and revenues accelerated in the fourth quarter of the year. In 2007, we expect the newly expanded sales organization to meet or exceed the stated revenue objectives for the year.

3) Product Road Map:

We fund our engineering organization with more than 20% of every revenue dollar. In 2007, if certain revenue targets are met, we expect to hire additional engineering resources to fuel the development of new products and enhancements on the signaling product road map.

There are identifiable risks associated with carrying out the Company's strategic and tactical initiatives in the current economic climate. Some of the Company's end markets are not expected to show growth in 2007. In order to improve profitability in this environment, the Company will have to be more innovative and aggressive. Management believes that based on its analysis of the marketplace and the strengths of the Company's product and technology portfolio, the identified risks are manageable. If successful, management believes these initiatives can yield improved profitability, particularly if the business cycle starts to show improvement.

Products

The Company is a global supplier of integrated IP-based platforms and solutions for advanced communications networks and innovative computer system architectures used in communications applications by customers in telecommunications, defense and homeland security, and commercial markets.

The Company markets its products under a variety of brand names including Advanced Managed Platforms, NexusWare and SEGway.

Advanced Managed Platforms: The Company markets a line of application-ready platforms under the trade name Advanced Managed Platforms. Today, this product line contains the Company's latest generation of configurable, fully-managed and redundant IP-based platforms targeted at communications applications which leverage all of our blade-based products and enabling software. This platform line is based on an open-standards architecture referred to as PICMG 2.16 (CompactPCI Packet Switching Backplane), which is an embedded technology developed by the Company and adopted as an industry standard.

The Company's Advanced Managed Platform line is designed to offer distinct cost advantages while allowing developers of next-generation systems to reduce design complexity with increased overall system reliability and performance. From a market perspective, the Advanced Managed Platform line was developed to be a cost effective alternative to proprietary platforms and directly addresses equipment manufacturers' requirements for designing high availability into their applications using a flexible and scalable architecture. Since the introduction of Advanced Managed Platforms in 2003, the Company has realized more than 37 design wins of varying sizes for this product line.

Key elements of the Company's Advanced Managed Platforms include Ethernet switching elements which operate as the "nexus" of its IP packet switching functionality, and the Intelligent Shelf Management which offers the ability to effectively manage the operation of all products within the platform.

NexusWare Software, Middleware and Communications Protocols: NexusWare, the central element of our entire software offering, is a key differentiating factor in the embedded platform marketplace. NexusWare includes a comprehensive Linux-based development environment that can be supplied either as part of an Advanced Managed Platform, or with the Company's individual blade products. NexusWare is specifically tailored to assist system engineers in rapidly integrating and developing packet-based embedded systems, while leveraging a robust and standardized software foundation that uses the Linux operating system.

The Company introduced its NexusWare software suite in 2001 and it currently generates additional software license revenue for the Company. Management believes the NexusWare software differentiates the Company's product offering and gives it an important competitive advantage in the market.

In 2006, the Company achieved the successful validation and registration of NexusWare as a carrier-grade distribution. "Carrier-grade" is a certification process in which the Linux Foundation (OSDL) reviews Linux distributions to ensure they include the critical elements to guarantee robustness and the highest reliability as an operating system.

Also in 2006, the Company enhanced its middleware offering by teaming with GoAhead Software to offer integrated high availability middleware as part of our Advanced Managed Platform product line. As equipment manufacturers increase their reliance on middleware as a means to shorten time to market, our software and middleware offering facilitate this effort.

Finally, one additional important aspect of the Company's software offering is the extensive communications software protocols that can be licensed to customers for a variety of applications. Protocol functions include standard communication packages such as X.25, Frame Relay, and SS7 and SS7/IP signaling software, and specialized packages such as radar protocols used in weather tracking, air traffic control, and military communications applications.

Compute Products: Compute elements continue to play a significant role in embedded applications. The Company introduced new compute products in 2006 and expects to continue product introductions in 2007 based on higher-performance dual-core processors and higher capacity memory. These new products are especially applicable to IP-based systems.

Network Access Products: The Company's network access and communications products function in a broad range of telecommunications and data communications applications. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. Several new products began shipping in 2006 and new products are on the road map for 2007. The access product family includes stand-alone communication servers and embedded access products that operate as part of systems based on a variety of open standards.

Embedded Systems Products Customers. Announced customers for our Embedded Systems products include: Agilent Technologies, Alcatel, AudioCodes, Data Connection, Ericsson, General Dynamics, Hewlett Packard, Lockheed Martin, Lucent, Motorola, Northrup Grumman, Polycom, Raytheon, Siemens, Sun Microsystems, Stratus and Vados Systems.

SEGway Signaling Products: The Company's SEGway Signaling solutions facilitate the convergence of circuit-switched and packet networks. New service providers need to interconnect with existing networks and incumbent carriers are looking to continue to leverage existing facilities while growing new IP-based networks. New and enhanced services in the wireless market are driving the rapid expansion of their networks. Our SEGway products provide a full suite of signaling solutions that seamlessly operate in both circuit-switched and IP-networks to address the needs of wireline and wireless service providers, VARs and OEMs.

Deployed for over 10 years, our SEGway products have grown to include Signal Transfer Points (STPs), scalable Signaling Gateways, IP-Edge and SS7 over IP transport solutions. Our approach has been to offer cost effective, flexible signaling solutions which enable SS7/IP inter-working at the edge of the network, thus allowing carriers and operators to significantly reduce overall infrastructure costs associated with traditional circuit-switch signaling transport.

2006 saw the expansion of innovative new capabilities and product offerings in the SEGway product portfolio including Point Code Emulation(TM). Point Code Emulation, or PCE, allows operators to expand their network call capacity or retire legacy switching equipment, transparently and without risk - a capability offered by no other signaling vendor on the market today. Other unique and high value features introduced in 2006 included the expanded capacity of our SEGway 6301 STP and new IP-Edge solutions. The Company continues to invest in product development to address evolving industry standards, increased demand for new applications and services and support for new protocol variants.

Signaling Systems Products Customers. Announced customers for our SEGway Signaling products include Alcatel, Comfone, Ericsson, GeoLink, Lucent, Nortel, Pinebelt Telephone, Primus Telecommunications, Rural Cellular, Siemens, Telefonica Moviles Espana and Teleglobe.

Sales, Marketing and Distribution

The Company markets its products worldwide to a variety of customers through its direct sales force and various channels including OEMs, Value Added Resellers
(VARs), distributors and systems integrators. The majority of the Company's business is sold through the Company's direct sales force.

Due to the highly technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the embedded systems, networking and communications fields. To supplement its sales force, the Company has customer engineers who assist prospective customers in determining if the Company's products will meet their requirements.

At the end of 2006, 38 sales, marketing and sales support personnel were located in various offices including: Rochester, New York; San Diego and San Luis Obispo, California; Kanata, Ontario (Canada) and the United Kingdom. To properly penetrate its target markets and achieve its fiscal goals in 2007, the Company expects to take on a stronger sales and marketing orientation by increasing staffing and resources to facilitate this penetration. In addition, independent sales representatives and agents in the United States and internationally cover selected geographic areas. Distributors or integrators, handling selected products, supplement the Company's direct sales team on a worldwide basis.

The Company executes various ongoing marketing strategies designed to attract new OEM and end-user customers and to stimulate additional programs with existing customers. These strategies include trade shows, web-based activities, technology seminars, direct mail and email campaigns, telemarketing, active participation in technical standards groups, participation in regional, national and international trade shows, selected trade press advertisements and technical articles.

Sales to customers outside of the United States represented 49%, 43% and 34% of the Company's revenue in 2006, 2005 and 2004, respectively. In 2006 and 2005, export shipments to the United Kingdom represented 14% of sales. International sales are subject to import and export controls, transportation delays and interruptions, foreign currency exchange rates, and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars and payments for shipments from Canada to Canada are generally made in Canadian dollars.

Customers

The Company has approximately 300 active customers worldwide, primarily in the telecommunications, defense and homeland security, and commercial markets. Many of the Company's major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Israel, South America and Asia. In 2006, the Company's two largest customers, Lucent and Data Connection, represented 14% and 12% of sales, respectively. In 2006, the Company's four largest customers (Lucent, Data Connection, HP, and Sun Microsystems) together represented 36% of the Company's sales. In 2005, Lucent Technologies and Data Connection, comprised 21% and 12% of sales, respectively. In 2004, Lucent Technologies comprised 13% of sales and UTStarcom, Inc., comprised 11% of sales.

In 2006, approximately 75% of the Company's revenue came from the telecommunications industry. A breakdown of the telecommunications applications that utilize the Company's products is as follows: Voice-over-IP (VoIP) represents approximately 40%, wireless infrastructure represents 40%, and the remaining 20% is spread across IP multimedia systems and other applications. The Company's other customers represent a range of industries utilizing IP-based embedded blades, platforms and systems in the defense and homeland security, and commercial markets.

Backlog

The scheduled backlog of orders amounted to $5.5 million and $8.1 million at January 28, 2007 and January 27, 2006, respectively. Backlog amounts for 2007 are expected to be shipped prior to the end of the year. Orders are subject to postponement of delivery or cancellation in the normal course of business. A substantial portion of the Company's revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter. Forward-looking visibility on customer orders continues to be very limited. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is not generally subject to large seasonal swings but business is frequently slower during the summer months due to the European and United States vacation seasons. Some of the Company's customers have seasonal swings in their business which is reflected in their orders with the Company. Much of the Company's business is project-related, driven by customer demand, which can cause quarterly fluctuations in revenue.

Environmental Matters

The Company complies with U.S. federal, state and local laws relating to the protection of the environment and believes that environmental matters do not have any material effect on its capital expenditures, earnings or competitive position. Further, the Company complies with national laws relating to the protection of the environment in all end country markets served by export sales. On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union became effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. During 2006, we developed and introduced products that are compliant with this directive.

Competition

Embedded, purpose-built computer systems are either based on proprietary technology or are based on open standards. The Company's products are standards-based, which is the smaller, but management believes, is the faster growing portion of this market.

The embedded communications market continues to be characterized by rapid technological innovations resulting in new product introductions and frequent advances in price/performance ratios. Competitive factors in this market include price, product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios.

Competitors are generally split into two categories, the full systems suppliers and technology component suppliers.

For the Company's Advanced Managed Platforms, full system competitors include Motorola ECC, Radisys, Continuous Computing and Kontron. Management believes that its continuing emphasis on fully integrated and managed, system level platform solutions, with NexusWare and a high level of the Company's component and software content will be a key differentiating factor for winning new business.

The Company's embedded component products compete in certain standards-based markets, specifically CompactPCI 2.16, AdvancedTCA and PCI. Today, there are several competitors offering products or technology in this marketplace, including Motorola ECC, Kontron, Adax Incorporated, Emerson Network Power (formerly Artesyn Technologies) and Interphase Corporation.

For its SEGway signaling products, the Company focuses its engineering on products that use Internet Protocol (IP) to carry signaling traffic. Since this is a newer area in the signaling market, the Company believes it has an advantage over competitor products. The Company's products currently compete with products from Adax Incorporated and Ulticom. Several large competitors, including Lucent, Nortel, Tekelec and Cisco Systems, have SS7 technology and products that are not focused primarily on the tier two and tier three carrier markets, which are the Company's market focus.

Research and Development

The Company's research and development expenses were approximately $11.0 million, $10.4 million and $10.2 million for 2006, 2005, and 2004, respectively, and were net of capitalized software development costs of $1.8 million, $2.5 million and $2.2 million, respectively. These expenses consist primarily of personnel costs, material consumed in developing and designing new products, and amounts expended for software licenses/tools. The Company expects to continue to invest heavily in research and development in order to create innovative next-generation products.

The Company has significant core competencies applicable to communications platforms, carrier-grade Ethernet switching and signaling. The Company also has significant software expertise that it applies to communications centric embedded systems.

Proprietary Technology

The Company's success depends in part upon retaining and maximizing the Company's proprietary technologies. To date, the Company has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its customers, distributors and potential customers that contain confidentiality provisions, and limits access to, and distribution of, the source code to its software and other proprietary information. All of the Company's employees are subject to the Company's employment policy regarding confidentiality. The Company's software products are provided to customers under license, generally in the form of object code, which to date has provided a high degree of confidentiality with respect to the underlying intellectual property.

Suppliers

In the fast paced technology environment, product life cycles extend for two to four years and the obsolescence by manufacturers of individual electronic components used by the Company is occurring more rapidly than ever before. In addition, industry consolidation is resulting in fewer manufacturers offering electronic components. In many situations, the Company is utilizing sole or limited source components on its products. The Company does not have a large total procurement budget in relation to the overall market and it is challenging for the Company to obtain adequate supplies of components, even compared to a number of years ago. Lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when components are not available has become a challenging factor in several cases. The Company obtains components on a purchase order basis and does not generally have long-term contracts with any of its suppliers.

Manufacturing

The Company performs in-house printed circuit board (PCB) based electronic assembly, system integration and product testing in its Rochester, New York headquarters facility. The Company does not maintain significant amounts of long-lived assets outside of the United States.


Many of the Company's products are produced in low volumes and have high software content. By utilizing an in-house manufacturing capability, management believes that the Company has reduced risks inherent in utilizing third party contract manufacturing. These risks typically include a contract manufacturer's inability to meet dynamic shifts in manufacturing requirements and related changes in inventory. Use of in-house manufacturing enables the Company to meet rapid and shifting changes to fulfill customer orders. The Company utilizes limited contract manufacturing capabilities through third parties to fulfill customer orders. In the event of an interruption of production at its Rochester manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

Employees

As of December 31, 2006, the Company had 211 full-time, eleven part-time and contract employees, and one engineering cooperative student. Management believes its relations with its employees are generally good. The Company's employees are not subject to collective bargaining agreements.

The Company's full-time employees work in the following areas:

        Research and Development                     89
        Sales and Marketing                          38
        Manufacturing                                62
        General and Administrative                   22
                                                   ----
                                                    211

Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A - Risk Factors
----------------------
If we do not respond adequately to technological change, our competitive position will decline.

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

The embedded systems market targeting the telecommunications industry is extremely competitive. We face a number of large and small competitors. Many of our principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources than we do to deploy on promotion, advertising, research and product development. In addition, we expect to face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by our products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our revenue and operating results. Several of our competitors have recently been acquired. These acquisitions are likely to permit our competition to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

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

Achieving "design wins" is an important indicator of success in our industry; however, many factors beyond our control influence whether we achieve production shipments from design wins.

A design win occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with their product. Ordinarily, there are several steps between the time of the design win and when customers initiate production shipments. Typically, design wins reach production volumes at varying rates, if they reach production at all. Historically, this gestation period prior to volume orders has been twelve to eighteen months, or more, after the design win occurs. A variety of risks such as schedule delays, cancellations, and changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. Traditionally, design wins have been an important metric for management and investors to judge our product acceptance.

Our annual and quarterly results can fluctuate greatly, which can have a disproportionate effect on net income and the price of our common stock.

Our future annual and quarterly operating results can fluctuate significantly depending on factors such as the timing and shipment of significant orders, new product introductions by us and our competitors, market acceptance of new and enhanced versions of our products, changes in pricing policies by us and our competitors, the mix of distribution channels through which our products are sold, inability to obtain sufficient supplies of sole or limited source components for our products, and seasonal and general economic conditions. Our expense levels are based, in part, on our expectations as to future revenue. Since a substantial portion of our revenue in each quarter results from orders placed within the quarter and often shipped in the final weeks of that quarter, revenue levels are difficult to predict. If revenue levels are below expectations, operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of our net expenses varies with our revenue. In addition, our common stock is thinly traded and fluctuations in operating results can cause significant fluctuations in the price of our common stock.

We depend on a limited number of third-party suppliers to provide us with important components for our products. If we were unable to obtain components from these suppliers, our revenue and operating results would suffer.

In the fast paced technology environment, product life cycles extend for two to four years and the obsolescence by manufacturers of individual electronic components used by the Company is occurring more rapidly than ever before. Certain components used in our products are currently available to us from only one or a limited number of sources. There can be no assurance that future supplies will be adequate for our needs or will be available on prices and terms acceptable to us. Our inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect our gross margins, either of which would have a material adverse effect on our revenue and operating results.

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

Our success, in part, depends upon our proprietary technologies. To date, we have relied principally upon trademark, copyright and trade secret laws to protect our proprietary technologies. We generally enter into confidentiality or license agreements with our customers, distributors and potential customers and limit access to, and distribution of, the source code to our software and other proprietary information. Our employees are subject to our employment policy regarding confidentiality. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technologies or to provide an effective remedy in the event of a misappropriation by others.

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

We depend on a number of key personnel. The loss of these people, or delays in replacing them, would harm our operating results.

Our success depends on the continued contributions of our personnel, many of whom would be difficult to replace, if they left us. Changes in personnel could adversely affect our operating results. In addition, although our employees are subject to our employment policy regarding confidentiality and ownership of inventions, employees are generally not subject to employment agreements or non-competition covenants and thus they could compete with us if they left our employment.

We may hold investments in companies from time to time. These investments or other future investments are subject to potential impairment.

We hold investments in privately held companies from time to time. We may make additional investments in the future in these or other companies. In 2006, we recorded an impairment of one of our investments which was in the form of a note receivable, and during 2004, we established a reserve against an investment. Depending upon the future fortunes of these companies in meeting their operating goals, an impairment charge or reserves could be recorded in the future. The occurrence of a future impairment or additional reserve could adversely affect our results of operations.

We are subject to certain foreign regulations that restrict the distribution of products containing certain substances. Failure to comply with these foreign regulations would harm our operating results.

On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union became effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. During 2006, we developed and introduced products that are compliant with this directive. During 2006, we also wrote-down inventory that we believe, based upon this restriction, we will not be able to sell in the future. If the products that we produce in the future do not comply with this directive, we would be unable to sell our products into the European Union and our operating results would be harmed.

In future periods, we may experience material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we identify material weaknesses, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions, securities litigation, events of default, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

ITEM 1B - Unresolved Staff Comments
-----------------------------------
None.

ITEM 2 - Properties
-------------------
The Company's corporate headquarters is located in 57,000 square feet of leased office and manufacturing space in Rochester, New York. This lease expires in 2012. Corporate headquarters includes the executive offices, along with sales, marketing, engineering and manufacturing operations. There is sufficient room for growth in this facility and it is capable of accommodating a variety of expansion options. The Company owns land adjacent to this facility to accommodate future expansion.

During 2006, the Company's Computing products engineering group relocated to a facility within the San Luis Obispo, California area. The new location includes 8,600 square feet of office space and this lease expires in 2008. The Company continues to lease its former location in San Luis Obispo, which includes 61,000 square feet of office and manufacturing space. Approximately 14,000 square feet of this facility is currently sublet to a tenant. The Company is seeking other tenants to sublet the remaining available space in the building of 47,000 square feet. The lease for this facility expires in December 2008.

During 2006, the Company closed its engineering center in Norwood, Massachusetts and the lease for this facility was terminated.

The Company's Signaling Systems Group relocated during 2006 from downtown Ottawa, Ontario (Canada) to Kanata, Ontario, a suburb of Ottawa. The new location includes 16,000 square feet of office space and this lease expires in October 2011.

The Company also leases sales and engineering office space in San Diego, California and sales offices in Connecticut and the United Kingdom.

ITEM 3 - Legal Proceedings
--------------------------
From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's results of operations, financial condition or cash flows.

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter 2006.

PART II
-------
ITEM 5 - Market for the Registrant's Common Equity, Related Stockholder Matters
--------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------
The Company's common stock is traded on NASDAQ under the trading symbol "PTIX." The following table sets forth the high and the low closing prices of the common stock for each quarter during the two most recent years, as reported on NASDAQ. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

                              2006          High                   Low
          ------------------------------------------------------------
          First Quarter                   $ 9.08                $ 6.64
          Second Quarter                    8.15                  6.90
          Third Quarter                     7.14                  5.51
          Fourth Quarter                  $ 6.24                $ 5.12

                              2005          High                   Low
          ------------------------------------------------------------
          First Quarter                   $ 9.72                $ 6.60
          Second Quarter                    6.78                  5.05
          Third Quarter                     7.27                  4.89
          Fourth Quarter                  $ 9.75                $ 7.05

As of March 2, 2007, there were 192 stockholders of record of the Company's common stock.

To date, the Company has not paid cash dividends on its common stock and has no intention to do so for the foreseeable future.

The Company has not sold any securities during the past three years, other than shares of common stock issued pursuant to stock options exercises.

ITEM 6 - Selected Financial Data
--------------------------------
        (in thousands, except per share amounts)

For the Year Ended December 31:     2006     2005     2004     2003     2002
-------------------------------------------------------------------------------
Sales                            $ 48,405 $ 49,633 $ 53,489 $ 49,992  $ 27,014
Net income                          1,483    3,045    2,780    3,050       326
Basic earnings per share:
 Net income                      $   0.11 $   0.24 $   0.22 $   0.25  $   0.03
 Weighted average common shares    13,202   12,885   12,720   12,259    12,263
Diluted earnings per share:
 Net income                      $   0.11 $   0.23 $   0.21 $   0.24  $   0.03
 Weight average common and
    common equivalent shares       13,344   13,167   13,219   12,692    12,373


Excluding non-recurring items (4)   2006     2005     2004 (1) 2003 (2) 2002 (3)
                               -------------------------------------------------
Net income, GAAP basis           $  1,483 $  3,045 $  2,780 $  3,050  $    326
 Total of non-recurrin                                1,714      392       509
 Tax impact of non-recurring items                     (824)               (44)
                               -------------------------------------------------
Net income, Non-GAAP basis       $  1,483 $  3,045 $  3,670 $  3,442  $    791
Basic earnings per share         $   0.11 $   0.24 $   0.29 $   0.28  $   0.06
Diluted earnings per share       $   0.11 $   0.23 $   0.28 $   0.27  $   0.06

At December 31:                     2006     2005     2004     2003     2002
--------------------------------------------------------------------------------
Working capital                  $ 47,700 $ 46,848 $ 41,637 $ 38,219  $ 32,130
Total assets                     $ 64,261 $ 62,943 $ 57,011 $ 51,660  $ 45,204
Total stockholders' equity       $ 58,267 $ 55,287 $ 50,421 $ 43,952  $ 38,809

All per share amounts described below are presented on a diluted basis. Management believes that the Company's results, excluding certain non-recurring items, is useful to investors in evaluating our operating performance because it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of these non-recurring items from our operating results. See "Financial Overview" of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in ITEM 1A of this Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company's manufacturing capacity and arrangements, the protection of the Company's proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill, investments and foreign regulations. In addition, during weak and uncertain economic periods, customer visibility deteriorates causing delays in the placement of orders. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, "Software Revenue Recognition." For the sale of multiple-element arrangements whereby equipment is combined with other elements, such as software and maintenance, the Company allocates to, and recognizes revenue from, the various elements based on their fair value. Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, revenue recognition is deferred and revenue will be recognized when all obligations under the arrangement are fulfilled. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

Income Taxes: Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the carrying amounts and the tax basis of such assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The accounting estimate related to income taxes is considered a "critical accounting estimate" because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. The Company operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

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

Stock-Based Compensation: Stock options are granted to purchase our common stock. Under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment," stock compensation expense is recorded based upon the fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

Restructuring Costs: Restructuring costs consist of employee-related severance costs, lease termination costs and other facility-related closing expenses. Employee-related severance benefits are recorded either at the time an employee is notified or, if there are extended service periods, is estimated and recorded pro-rata over the period of each planned restructuring activity. Lease termination costs are calculated based upon fair value considering the remaining lease obligation amounts and estimates for sublease receipts. The accounting estimate related to restructuring costs is considered a "critical accounting estimate" because estimates are made in calculating the amount of employee-related severance benefits that will ultimately be paid and the amount of sublease receipts that will ultimately be received in future periods. Actual amounts paid for employee-related severance benefits can vary from these estimates depending upon the number of employees actually receiving severance payments. Actual sublease receipts received may also vary from estimates.

Overview

The following contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and these forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company is a global supplier of integrated "IP-based" platforms and solutions for advanced communications networks and innovative computer system architectures. IP, short for Internet Protocol, is a widely adopted method under which information is encapsulated into "packets" and transferred over a computer network. Such computer networks can range from very short, efficient connections between elements within a single computer system to that of two or more computer systems on different sides of the world and communicating over the Internet. The Company targets three vertical markets: telecommunications, defense and homeland security, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 75% of the Company's business. An approximate breakdown of telecommunications applications utilizing the Company's products is as follows: Voice-over-IP (VoIP) represents 40%, wireless infrastructure represents 40%, and the remaining 20% is spread across IP multimedia and other applications.

The Company's products are marketed through a direct worldwide sales force under a variety of brand names including Advanced Managed Platforms(TM), NexusWare(TM) and SEGway(TM). These products are based on open standards and are sold as fully-integrated, purpose-built, application ready platforms, or as individual blade components for the embedded communications marketplace. A key differentiation of the Company's products is the internally developed software available with each product. When sold as platforms, known as our Advanced Managed Platform products, our customers can quickly move to the enhanced value steps of their products while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market. Since its introduction in 2003, our Advanced Managed Platform product line has realized more than 37 new design wins. If successfully implemented by our customers, each design win has the potential to generate greater than $.5 million of annualized revenue when reaching production volumes. In addition, we also realized more than 36 new design wins for blade solutions in this same time period. Design wins are subject to risks and uncertainties and, therefore, not all design wins have or are expected to result in production orders.

The telecommunications market served by the Company depends upon carrier spending to upgrade network infrastructure to next-generation equipment. 2006 was a challenging year for equipment manufacturers serving this market. In particular, investments by U.S. wireless carriers in next-generation mobile networks were very selective throughout much of the year. This occurrence adversely impacted the Company, its customers and competitors. In the European region, telecommunications continued to demonstrate growth. During 2006, our shipments to European customers continued to expand. Based on our IP network focus, Europe is expected to continue to represent important market opportunity for our products.

During 2006, we balanced our traditional engineering and technology focus with a stronger emphasis on sales and marketing. In this endeavor, our sales organization was expanded, a new sales plan was instituted, more experienced sales people were hired and new sales leadership was put in place. We believe the revitalization of the sales organization was a key accomplishment in 2006. At the same time, we recognized the need to balance investments in sales and marketing with projected revenue levels. Since the beginning of 2006, we instituted a number of expense reduction initiatives including closing our Norwood engineering facility, relocating our San Luis Obispo engineering center to a less expensive facility and implementing reductions-in-force.

In October 2006, Michael P. Skarzynski resigned as president, chief executive officer and as a member of the Board of Directors. The Company's current chairman, John M. Slusser became interim president and chief executive officer following Mr. Skarzynski's resignation. In January 2007, Mr. Slusser was appointed the permanent president and chief executive officer.

Industry Overview

Industry market research organizations are estimating the worldwide embedded systems market amounted to $40 billion in size in 2006, roughly the same size as in 2005. Traditionally, the largest segment of this market has used "proprietary," purpose-built embedded systems and products. Embedded systems built on open standards comprise approximately 10%, or $4 billion of this market. While proprietary systems are expected to continue to dominate this market, presently, we believe a growing share of embedded systems being implemented, especially in the more limited markets served by the Company, is expected to use open standards-based products.

Relying on standards-based development partners, such as the Company, allows customers to meet the competitive pressures of "time-to-market" found in most technology businesses. This also allows these suppliers to concentrate their efforts and expertise on their "value-add applications and services," which typically includes software and additional hardware elements directed toward specific applications.

Our customers are primarily equipment manufacturers in the telecommunications, data communications, defense and homeland security and commercial markets. Our largest customer base is the equipment manufacturers serving the telecommunications market, and shipments to these customers declined in 2006. These customers depend upon carrier spending to upgrade network infrastructure to next-generation equipment. Domestic carrier spending during 2006 did not meet market expectations. In the European region, telecommunications continued to demonstrate important growth. During 2006, shipments to European customers continued to expand. Based on our IP network focus, Europe is expected to continue to represent an important market opportunity for our products.

Please refer to PART 1, ITEM 1, under the caption "Business", for further discussion of the industry, economic environment and the Company's initiatives for 2007.

Strategy

The Company supplies embedded, standards-based products and solutions to customers serving the telecommunications, defense and homeland security, and commercial markets. Today these products and solutions are typically integrated combinations of computer systems' hardware and software elements which the Company refers to as Advanced Managed Platforms. These platforms offer significant customer advantages that include reduced time-to-market, enhanced cost-versus-performance metrics, high availability, etc. During its 26 year history, the Company has introduced numerous innovations to the embedded systems market and has successfully evolved with the substantial technological advancements during that period to remain on the leading-edge of solutions in the markets it serves.

The Company repositioned its product strategy in 2003 to deliver fully managed, integrated IP-based platforms to the embedded communications marketplace. This positioning enabled the Company to address more than 60% of the served available market. Today, our line of integrated IP-based platforms and solutions specifically addresses equipment manufacturers' requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy also enables our customers to replace proprietary or legacy platforms with the latest generation of platform products.

There are identifiable risks associated with carrying out the Company's strategy in the current economic climate. Some of the Company's end markets are not expected to grow in 2007. In order to improve profitability in this environment, the Company will have to be more innovative and aggressive. Management believes that based on its analysis of the marketplace and the strength of the Company's product and technology portfolio, the identified risks are manageable. If successful, management believes its initiatives can yield improved profitability, particularly if the business cycle starts to show improvement.

Please refer to PART 1, ITEM 1, under the caption "Business," for further information regarding the Company's "Strategy."

Key Performance Indicators

The Company works closely with customers to incorporate its platforms, blades and software solutions into their product designs. Such "design wins" have been a useful metric for management to judge the Company's product acceptance in its marketplace. Design wins, if successfully implemented by our customers, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached or during deployment. In 2006, the Company began targeting design wins with major accounts. This approach may lower the total number of design wins reported in the future although management expects such design wins to generate higher, long-term value if they are implemented.

During 2006, we realized ten design wins for our Advanced Managed Platform (with multiple products) (7), and individual communications products (1), SEGway products (1), and switch products (1). During 2005, the Company realized 25 design wins comprised of Advanced Managed Platform (with multiple products) (9), and individual communications products (12) and switch products (4). Each design win has the potential to generate at least $.5 million of annualized revenue when reaching production volumes. Not all design wins are expected to result in production orders.

We believe that another key indicator for our business is the volume of orders received from our customers. During weak or uncertain economic periods, visibility of customer orders is limited, which frequently causes delays in the placement of orders with the Company. These factors often result in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. Forward-looking visibility of customer orders continues to be very limited. Shipments to customers in 2006 amounted to $48.4 million, compared to $49.6 million in 2005. This decrease in revenue was attributable to lower shipments into the telecommunications market, including the Company's largest customer, Lucent Technologies, Inc. Shipments to Lucent declined by $3.3 million, to $6.9 million in 2006 due to a decrease in demand from Lucent customers. Our overall decrease in shipments to the telecommunications market was partially offset by increased shipments to the defense and homeland security market.

Financial Overview

Revenue:
--------
Revenue for 2006 amounted to $48.4 million, compared to $49.6 million in 2005. The decrease in revenue was attributable to lower shipments into the telecommunications market including the Company's largest customer, Lucent Technologies, Inc. Sales to Lucent declined by $3.3 million, to $6.9 million in 2006. Our overall decrease in sales to the telecommunications market was partially offset by increased sales to the defense and homeland security market.

Shipments to customers outside of the United States represented 49% and 43% of sales in 2006 and 2005, respectively. This increase was due to the Company's continued sales efforts in the European and Asia-Pacific regions which experienced growth in 2006. Shipments to the United Kingdom represented 14% of the Company's total sales in both 2006 and 2005.

Earnings:
---------
GAAP information
----------------
Net income in 2006 amounted to $1.5 million, or $.11 per diluted share, based on
13.3 million shares outstanding and included:

o Restructuring charges of $1.8 million, or $.10 per diluted share, primarily related to closing the Norwood engineering center, the relocation of our San Luis Obispo engineering center and severance costs related to reductions-in-force;
o A charge for non-compliant RoHS inventory of $.8 million, or $.05 per diluted share;
o Stock compensation expense of $.5 million, or $.03 per diluted share; and
o Discrete income tax benefits amounting to $.4 million, or $.03 per diluted share.

Net income in 2005 amounted to $3.0 million, or $.23 per diluted share, based on
13.2 million shares outstanding and included:

o Restructuring charges of $.4 million, or $.02 per diluted share, primarily related to centralization efforts; and
o An intangible asset write-off amounting to $1.4 million, or $.07 per diluted share.

Non-GAAP information
--------------------
Upon the recording of certain non-recurring items, the Company will calculate and report its results excluding these items from its GAAP net income to arrive at a non-GAAP measure of net income. This non-GAAP net income measure is calculated by adjusting net income reported on a GAAP basis for items that the Company deems to be non-recurring and unusual or infrequent in their nature. The Company adjusts for these non-recurring items as these items are excluded from the Company's operational analysis, budgeting and forecasting functions. Management believes that the Company's results, excluding certain non-recurring items, is useful to investors in evaluating our operating performance because it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of these non-recurring items from our operating results.

2004:
-----
Non-GAAP net income in 2004 amounted to $3.7 million, or $.28 per diluted share, excluding non-recurring items, based on 13.2 million shares outstanding. For 2004, the following non-recurring items affected the comparability of net income between years:

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

A reconciliation of GAAP net income to non-GAAP net income for 2004 is as follows:
                                                                       2004
                                                                   -------------
Net income, GAAP basis                                              $  2,780
Non-recurring items:
   In-process research and development                                   218
   Gain on sale of investment                                         (1,504)
   Note receivable valuation charge                                    3,000
                                                                   -------------
Total non-recurring items                                              1,714
                                                                   -------------
Net income excluding non-recurring items
           before tax effect of non-recurring items                    4,494
Tax effect of non-recurring items                                       (824)
                                                                   -------------
Net income, non-GAAP basis                                          $  3,670
                                                                   =============

Cash:
-----
Cash, cash equivalents and investments amounted to $35.2 million and $33.0 million at December 31, 2006 and 2005, respectively, and no long-term debt existed at either date.

Cash generated from operating activities amounted to $4.4 million and $9.1 million in 2006 and 2005, respectively. The year-over-year decrease in cash generated from operating activities amounted to $4.7 million and is primarily attributable to lower net income in the comparative years, changes in deferred tax assets, changes in non-cash items and changes in working capital.

Acquisitions, Equity Investments and Notes Receivable:
------------------------------------------------------
Mapletree Networks, Inc. (subsequently, the Voice Technology Group, or VTG)

In January 2004, the Company acquired substantially all of the assets of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers for a net purchase price of approximately $4.9 million. In May 2006, the Company transferred product development and customer support for the voice technology products to other Company engineering centers and closed the VTG engineering center. The Company's revenue and expenses reflect the VTG operations from January 2004.

Momentum Computer, Inc. (Momentum)

Momentum is a developer of specialized single board computer products. During the third quarter 2004, the Company completed the sale of its investment in Momentum for $2.1 million and realized a gain of $1.2 million. Cash received in the fourth quarter 2004 from the sale amounted to $2.1 million, plus the collection of a $1.0 million note receivable.

InSciTek Microsystems, Inc. (InSciTek)

In 2004, the Company invested $3.0 million in InSciTek in the form of a convertible note receivable (including funding of $.4 million in January 2005). As of December 31, 2004, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3.0 million as collection of this note was doubtful. The note bore interest at 10% annually and was convertible into shares of common stock of InSciTek. During the third quarter 2005, InSciTek received an investment from an outside party through the sale of Series A preferred stock. In connection with that investment, the Company and InSciTek renegotiated the terms of the note and all unpaid interest due to the Company at the date of the new investment, amounting to $.2 million, was paid in the form of Series A preferred stock of InSciTek.

On December 30, 2006, the Company and InSciTek entered into an agreement whereby InSciTek redeemed $1.0 million of the $3.0 million note receivable from the Company in exchange for $.25 million of cash and $.07 million of an IP license. As a part of the agreement, InSciTek was also granted the option to redeem the remaining $2.0 million of the note by June 1, 2007, in exchange for $.5 million.

As of December 31, 2006, InSciTek had not raised sufficient outside capital to assure its future as a going concern and the Company recorded a valuation charge of $.2 million against its Series A preferred stock investment in InSciTek, which reduced the carrying value of the investment to zero. Other than interest income, these transactions are recorded in Note Receivable Valuation Charge and Impairment on the Consolidated Statement of Income in 2006.

Restructuring Activities:
-------------------------
In January 2006, the Company announced plans to close its engineering center in Norwood, Massachusetts and to transfer product development and customer support for the voice technology products to other Company engineering centers. The closing of this facility was completed in May 2006. In addition, the Company relocated its facilities in San Luis Obispo, California and Ottawa, Ontario to less costly office space and instituted a reductions-in-force throughout the Company during 2006. Restructuring charges related to these actions amounted to $1.8 million in 2006.

In 2004, the Company announced plans to centralize its multi-location operations to streamline the organization. During 2004, the Company completed integration of the VTG sales, marketing and administrative functions into its corporate operations. In 2005, the Company completed its centralization activities for sales, marketing and accounting functions into corporate operations and transitioned manufacturing functions into the Rochester manufacturing operation. During 2005 and 2004, the Company incurred restructuring charges of $.4 million and $.2 million, respectively, related to these efforts.

In December 2005, in connection with an assessment of the voice technology product's software development, the Company recorded a charge to write-off software development costs that were capitalized for new voice technology products that had not reached commercial general release and were discontinued. This intangible asset write-off amounted to $1.4 million.

Results of Operations
---------------------
The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, which has been included as an aid to understanding the Company's results and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report. The table includes the results of operations of the Voice Technology Group from its date of acquisition in January 2004.

                                                  Year Ended December 31,
                                             2006          2005          2004
                                          ----------    ----------    ----------
Sales                                       100.0%        100.0%        100.0%
Cost of goods sold                           51.3%         50.8%         52.4%
Non RoHS inventory charge                     1.7%
                                          ----------    ----------    ----------
Gross profit                                 47.0%         49.2%         47.6%

Operating expenses:
   Selling and marketing                     12.2%         11.9%         12.0%
   Research and development                  22.8%         20.9%         19.2%
   General and administrative                11.0%          9.4%          8.9%
   Restructuring charges                      3.7%          0.7%          0.4%
   Intangible asset write-off                               2.7%
   In-process research and  development                                   0.4%
                                          ----------    ----------    ----------
          Total operating expenses           49.7%         45.6%         40.9%
                                          ----------    ----------    ----------
(Loss) income from operations                (2.7%)         3.6%          6.7%

Note receivable valuation charge and          (.1%)                      (5.6%)
impairment Other income, net                  3.2%          2.6%          1.4%
                                          ----------    ----------    ----------
Income before income taxes, equity
   in income of unconsolidated company
   and gain on sale of investment             0.4%          6.2%          2.5%

Income tax (benefit) provision               (2.7%)         0.1%         (0.2%)
                                          ----------    ----------    ----------
Income before equity in income of
   unconsolidated company and gain on
   sale of investment                         3.1%          6.1%          2.7%

Equity in income of unconsolidated
   company                                                                0.3%
Gain on sale of investment in
unconsolidated company,
   net of tax                                                             2.2%
                                          ----------    ----------    ----------
     Net income                               3.1%          6.1%          5.2%
                                          ==========    ==========    ==========

Excluding non-recurring items (2)            2006          2005         2004 (1)
                                          ----------    ----------    ----------
Income before income taxes, equity
 in income of unconsolidated company
 and gain on sale of investment               0.4%          6.2%          8.5%

Income tax (benefit) provision               (2.7%)         0.1%          1.9%
                                          ----------    ----------    ----------
Income before equity in income of
 unconsolidated company and gain on
 sale of investment                           3.1%          6.1%          6.6%

Equity in income of unconsolidated
 company                                                                  0.3%
                                          ----------    ----------    ----------
     Net income                               3.1%          6.1%          6.9%
                                          ==========    ==========    ==========

All per share amounts described below are presented on a diluted basis. Management believes that the Company's results, excluding certain non-recurring items, is useful to investors in evaluating our operating performance because it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of these non-recurring items from our operating results. See "Financial Overview" of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Year Ended December 31, 2006 compared with the Year Ended December 31, 2005

Sales. Total revenue for 2006 amounted to $48.4 million, compared to $49.6 million for 2005. The Company's products are grouped into three distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

                                             2006         2005
                                          ---------    ---------
        Communications                        49%          49%
        Computing                             29%          25%
        Switching                             22%          26%
                                          ---------    ---------
                Total                        100%         100%
                                          =========    =========

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This family includes a complete line of communications protocols. Many of the Company's signaling products provide a signaling bridge between circuit switched networks and the growing "IP-based" networks, and enable the transport of signaling messages over IP networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $23.5 million and $24.0 million in 2006 and 2005, respectively. This decrease in revenue of $.5 million, or 2%, reflects a combination of factors including one major customer in 2005 that, due to market conditions, unexpectedly decreased product requirements after the second quarter 2005 and throughout 2006. This decrease was partially offset by greater demand from a variety of customers across this product category.

Computing products:

Computing products include Advanced Managed Platforms, a range of single board computers and associated chassis management products.

Computing products revenue totaled $14.2 million and $12.3 million in 2006 and 2005, respectively. The increase in revenue of $1.9 million, or 15%, was spread across a variety of customers that increased their purchase volumes during the comparative periods.

Switching products:

The Company's Ethernet switch elements operate as the "nexus" of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.

Switch revenue totaled $10.7 million and $12.8 million in 2006 and 2005, respectively. This decrease of $2.1 million, or 16%, reflects the combination of decreased sales to one customer, Lucent, of $3.3 million, whose customer demand decreased, and partially offsetting increased sales to several other customers.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 47.0% and 49.2% of sales for 2006 and 2005, respectively. The Restriction of Certain Hazardous Substances ("RoHS") Directive issued by the European Union (EU) became effective on July 1, 2006. Gross margin in 2006 was negatively impacted by a charge recorded in the second quarter to cost of goods sold for excess non-compliant RoHS inventory in the amount of $.8 million, or 1.7% of revenue. In addition to this charge, the decrease in gross margin was attributable to a shift in product sales from higher margin products (Switching) to lower margin products (Computing). Gross margin in 2006 was positively impacted by the Company's centralization of manufacturing efforts that were completed during 2005. Also included in cost of goods sold is the amortization of software development costs which totaled $1.8 million and $1.6 million in 2006 and 2005, respectively.

Total Operating Expenses. Total operating expenses in 2006 amounted to $24.1 million including restructuring charges amounting to $1.8 million and stock compensation expense related to the adoption of SFAS 123(R) amounting to $.5 million. Total operating expenses in 2005 amounted to $22.7 million including restructuring charges amounting to $.4 million and an intangible asset write-off of $1.4 million.

Selling and marketing expenses were $5.9 million in both 2006 and 2005. The revitalization of the sales organization in 2006 involved the hiring of new sales leadership, expansion of the sales organization and the departures of existing salespeople. For 2006, savings realized by delaying hiring of the new sales people offset the higher expense level of the new sales organization.

Research and development expenses were $11.0 million and $10.4 million in 2006 and 2005, respectively. We capitalize certain software development costs, which reduces the amount charged to research and development expenses. Amounts capitalized were $1.8 million and $2.5 million during 2006 and 2005, respectively. Gross research and development expenditures were comparable for these periods and included cost reductions related to the closing of the Norwood engineering center offset by increases in new product development costs and personnel costs.

General and administrative expenses totaled $5.3 million and $4.7 million for 2006 and 2005, respectively. The increase in expenses is primarily related to higher personnel costs, higher corporate governance costs and stock based compensation expense in 2006.

Restructuring charges amounted to $1.8 million and $.4 million in 2006 and 2005, respectively. Restructuring charges in 2006 primarily related to the closing of the Company's Norwood, Massachusetts engineering center, relocation of the Company's San Luis Obispo engineering center to less expensive office space and severance costs related to reductions-in-force. The relocation of the San Luis Obispo facility resulted in lease termination costs amounting to $.7 million. All actions under these programs were completed as of December 31, 2006, although payments for certain lease obligations will continue through 2008. The restructuring actions taken in 2006 are expected to result in cost savings of approximately $2.5 million in 2007 and will be used to offset a number of initiatives to improve the Company's market postioning.

A summary of the activity with respect to the 2006 restructuring charges is as follows (amounts in millions):

                                                           Lease
                                 Number of   Severance   commitments
                                 employees    Reserve     and other       Total
                                 -----------------------------------------------
Balance at January 1, 2006
2006 restructuring charges           30        $1.0         $.8           $1.8
2006 utilization                    (30)       (1.0)        (.3)          (1.3)
                                 ----------------------------------------------
Balance at December 31, 2006                                $.5           $ .5
                                 ==============================================

All utilization amounts in 2006 represent cash payments.

In 2005, the Company completed the centralization of sales, marketing, accounting and manufacturing functions into corporate operations. The Company incurred $.4 million in restructuring charges in 2005 related to these restructuring efforts.

Note Receivable Valuation Charge and Impairment. On December 30, 2006, the Company entered into a redemption agreement with InSciTek. Under the terms of the agreement, the Company received $.3 million of consideration for the redemption of $1.0 million of the $3.0 million note receivable. In connection with the agreement, the Company reversed $.2 million of a previously recorded valuation reserve against this note and recorded $.1 million of interest income. At December 31, 2006, the Company also recorded a $.2 million impairment against the Company's investment in Series A preferred stock of InSciTek, reducing the carrying value of the investment to zero. The Company recorded this impairment due to InSciTek's uncertainty to continue as a going concern. As a part of the agreement, InSciTek was also granted the option to redeem the remaining $2.0 million of the note by June 1, 2007, in exchange for $.5 million.

Other Income, net. Other income consists primarily of interest income and totaled $1.6 million in 2006, compared to $1.3 million in 2005. The Company's funds are primarily invested in high quality auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates in 2006 contributed to an increase in interest income. Interest income of $.1 million and $.2 million was recorded related to the note receivable from InSciTek in 2006 and 2005, respectively.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, tax exempt interest and foreign sales exemption. For 2006, the income tax benefit amounted to $1.3 million, which included income tax benefits of $.9 million for the aforementioned items and discrete income tax benefit items of $.4 million associated with the release of reserves for income tax uncertainties and the benefit of a previously unused tax credit. The Company's income tax provision of $.04 million for 2005 was less than the statutory rates due to the favorable impact of U.S. research and development credits, Canadian research and development activities, a foreign sales exemption and tax exempt interest.

Year Ended December 31, 2005 compared with the Year Ended December 31, 2004

Sales. Total revenue for 2005 amounted to $49.6 million, compared to $53.5 million in 2004. For the years indicated, the Company's products were grouped into four distinct categories in one market segment: Communications (network access, signaling and voice (acquired in January 2004)) products, Computing products, Switching products and Other products. Revenue from each product category is expressed as a percentage of sales for 2005 and 2004 as follows:

                                      2005          2004
                                   ---------      --------
        Communications                 48%           46%
        Computing                      25%           34%
        Switching                      26%           19%
        Other                           1%            1%
                                   ---------      --------
                Total                 100%          100%
                                   =========      ========

Communications products:

Communications product revenue for 2005 totaled $24.0 million, which represented a decrease of $.5 million, or 2%, from $24.5 million in 2004. This decrease in revenue in 2005 reflected one major customer representing $4.6 million in 2004 that, due to industry consolidation activity, unexpectedly ceased product requirements in the second quarter 2004. This decrease was partially offset by shipments to several new and existing customers in 2005.

Computing products:

Computing products revenue in 2005 totaled $12.3 million, compared to $18.1 million in 2004. The decrease in revenue of $5.8 million, or 32%, reflected two major customers representing $8.3 million in 2004, which due to market conditions, ceased purchasing product by the end of 2004. In 2005, several customers partially offset the lack of shipments to the two 2004 customers.

Switching products:

In 2005, switching products revenue amounted to $12.8 million, compared to $10.3 million in 2004. The increase in revenue of $2.5 million, or 24%, was attributable to increased sales to a variety of switch customers.

Other products:

This revenue is primarily related to legacy products. Many of these products were project oriented and shipments fluctuated on a quarterly and annual basis.

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

Total Operating Expenses. Total operating expenses for 2005 amounted to $22.7 million, compared to $21.9 million in 2004. The operating expenses of the Voice Technology Group (VTG) were included from the date of acquisition of January 23, 2004. Operating expenses in 2005 included the write-off of software development costs amounting to $1.4 million. Operating expenses in 2005 and 2004 also included restructuring expenses of $.4 million and $.2 million, respectively. These costs were related to the Company centralizing its multi-location operations and streamlining the organization. This plan began in October 2004 and was completed during the third quarter 2005.

Selling and marketing expenses were $5.9 million and $6.4 million for 2005 and 2004, respectively. The decrease in selling and marketing expenses of $.5 million, or 8%, from 2004 to 2005 was primarily the result of staff reductions in the marketing organization.

Research and development expenses were $10.4 million and $10.2 million in 2005 and 2004, respectively. The Company capitalizes certain software development costs, which reduced the amount of software development charged to operating expenses. Amounts capitalized were $2.5 million and $2.2 million during 2005 and 2004, respectively. Gross expenditures for engineering and software development were $12.9 million in 2005 and $12.4 million in 2004. For the comparative periods, the increase in gross expenditures for engineering and software development reflected increases in personnel related costs as well as product certification and prototype costs.

General and administrative expenses were $4.7 million in 2005, compared to $4.8 million in 2004. The decrease in costs from 2004 to 2005 was a result of costs savings realized from the Company's centralization plan, offset by increased corporate governance expense including Sarbanes-Oxley compliance.

Restructuring charges amounted to $.4 million in 2005 and $.2 million in 2004. Restructuring charges related primarily to severance payments associated with the Company's centralization activities.

An intangible asset write-off amounted to $1.4 million in 2005. The Company recorded a charge to write-off software development costs that were capitalized for new voice technology products which had not reached commercial general release and were discontinued.

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

Other Income, net. Other income consists primarily of interest income. The Company's funds were primarily invested in high quality auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates in 2005 resulted in an increase in interest income from $.7 million in 2004 to $1.3 million in 2005. In 2005, an increase in the principal amount of a note receivable from an unconsolidated company also contributed to higher interest income in 2005 compared to 2004.

Income taxes. The Company's effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company's international operations, research activities, tax exempt interest and foreign sales. In 2005, the Company recorded an income tax provision of $.04 million. In 2004, the Company recorded an income tax benefit of $.1 million. The Company's income tax rate for 2005 was less than the statutory rates due to the favorable impact of research and development credits, Canadian tax credits, a foreign sales exemption and tax exempt interest. The income tax benefit recorded in 2004 was primarily the result of the benefits derived from Canadian tax credits and a foreign sales exemption which exceeded the statutory tax amounts.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our primary sources of liquidity are cash, cash equivalents and investments, which together totaled $35.2 million, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $47.7 million and $46.8 million at December 31, 2006 and 2005, respectively.

Cash provided by operating activities amounted to $4.4 million for 2006. This amount included net income of $1.5 million, a depreciation and amortization charge of $2.5 million, stock-based compensation expense of $.5 million and an increase in deferred taxes of $1.4 million. The increase in deferred taxes related to the stock compensation expense recorded in 2006 and tax credit carryforwards. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a decrease in inventory of $1.5 million. The decrease in inventory is primarily related to a write-off for non-compliant RoHS inventory amounting to $.8 million and improved inventory management. Decreases in accounts payable and accrued expenses of $.5 million decreased operating cash during the year. This decrease was related to the timing of payments in 2006, compared to 2005.

On July 1, 2006, the RoHS Directive issued by the European Union (EU) became effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. During the second quarter 2006, a charge was recorded in the amount of $.8 million related to non-compliant inventory.

Cash used by investing activities during 2006 totaled $6.4 million. This utilization was primarily the result of capital asset purchases of $1.1 million, the capitalization of software development costs amounting to $1.8 million and a net increase in investments of $3.5 million.

Cash provided by financing activities for 2006 amounted to $.7 million, primarily resulting from the exercise of stock options. On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of the Company's common stock for an aggregate amount not to exceed $10.0 million. In July 2006, this program was extended to July 2007. Under this program, shares of common stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 276,150 shares on March 2, 2007 for approximately $1.4 million.

Off-Balance Sheet Arrangements:

The Company had no off-balance sheet arrangements during 2006.

Contractual Obligations:

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rent of $740,000 in the first full year, with pre-established adjustments each year thereafter.

The Company currently leases two facilities in the San Luis Obispo area, one comprising its former location and one comprising its new location. Under the terms of the former facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. Approximately 14,000 square feet of this facility is currently sublet to a tenant. The Company is seeking other tenants to sublet the remaining available space in the building. In July 2006, the Company entered into a two-year lease for a new facility in the San Luis Obispo area which commenced on September 1, 2006. During the third quarter 2006, our San Luis Obispo engineering center relocated to this facility. This lease also expires in 2008.

During the second quarter 2006, a lease agreement was entered into for a new facility in Kanata, Ontario, Canada. The term of this lease extends from August 1, 2006 to October 31, 2011. Rent payments under this lease range from $.1 million to $.2 million annually. During the third quarter 2006, our Ottawa operation relocated to this facility.

For the lease agreements described above, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company leases facilities in its other operating locations in North America that expire through 2007.

The Company enters into purchase commitments during the normal course of its operations. Certain of the purchase commitments of the Company are non-cancelable. At December 31, 2006, the Company's non-cancelable purchase commitments expire through December 31, 2007. Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2006.

Future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments at December 31, 2006 are as follows:

                                    Payments Due by Period (in thousands)
                                    -------------------------------------
                                                         2008           2011
                                                        through       through
Contractual Obligations    Total          2007           2010           2012
------------------------------------- -------------  ------------- -------------
Operating leases           $6,218        $1,638         $3,450         $1,130
Purchase commitments          147           147
                        ------------- -------------  ------------- -------------
Total
                           $6,365        $1,785         $3,450         $1,130
                        ============= =============  ============= =============

The Company is not a party to any other significant contractual obligations.

In October 2006, the Company and Michael P. Skarzynski, the Company's former president and chief executive officer, agreed to a consulting agreement in connection with Mr. Skarzynski's resignation. In exchange for the transition services, the Company agreed to an initial payment of $50,000 to Mr. Skarzynski on November 1, 2006; a payment of $40,000 on December 31, 2006; and a final payment of $10,000 on March 31, 2007.

Current Position:

Assuming there is no significant change in the business, management believes that the Company's current cash, cash equivalents and investments, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing to evaluate strategic acquisitions to accelerate the Company's growth and market penetration efforts. These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company adopted SAB No. 108 on December 31, 2006. This adoption did not have a material impact on the Company's consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------
The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments. The Company believes its exposure to such risk is minimal. The Company's investments are made in accordance with the Company's investment policy and primarily consist of auction rate municipal securities. The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada. The Company believes that its exposure to foreign currency risk is minimal. The Company does not participate in the investment of derivative financial instruments.

ITEM 8 - Financial Statements and Supplementary Data
----------------------------------------------------
Index to Financial Statements:                                             Page
                                                                           ----

   Report of Independent Registered Public Accounting Firm                   41
   Consolidated Balance Sheets at December 31, 2006 and 2005                 43
   Consolidated Statements of Income for the Years Ended
      December 31, 2006, 2005 and 2004                                       44
   Consolidated Statements of Changes in Stockholders' Equity
      for the Years Ended December 31, 2006, 2005 and 2004                   45
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2006, 2005 and 2004                                       46
   Notes to Consolidated Financial Statements                                47

Index to Financial Statement Schedule:

Schedule II - Valuation and qualifying accounts
   Allowance for doubtful accounts                                           68
   Valuation allowance for note receivable                                   69

All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

We have completed integrated audits of Performance Technologies, Incorporated's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statement and financial statement schedule
-----------------------------------------------------------------
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006.

Internal control over financial reporting
-----------------------------------------
Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Rochester, New York
March 15, 2007


             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                   -----------------------------
                                                       2006             2005
                                                   ------------     ------------
Current assets:
   Cash and cash equivalents                       $ 10,518,000     $ 11,803,000
   Investments                                       24,675,000       21,150,000
   Accounts receivable, net                           9,561,000        9,523,000
   Inventories                                        5,678,000        7,148,000
   Prepaid expenses and other assets                    767,000          470,000
   Deferred taxes                                     2,495,000        3,272,000
                                                   ------------     ------------
        Total current assets                         53,694,000       53,366,000

Property, equipment and improvements, net             2,213,000        2,004,000
Software development costs, net                       3,185,000        3,182,000
Deferred taxes                                        1,026,000
Investment in unconsolidated company                                     248,000
Goodwill                                              4,143,000        4,143,000
                                                   ------------     ------------
        Total assets                               $ 64,261,000     $ 62,943,000
                                                   ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  1,460,000     $  1,836,000
   Income taxes payable                                 232,000          244,000
   Accrued expenses                                   4,302,000        4,438,000
                                                   ------------     ------------
        Total current liabilities                     5,994,000        6,518,000

Deferred taxes                                                         1,138,000
                                                   ------------     ------------
        Total liabilities                             5,994,000        7,656,000
                                                   ------------     ------------

Commitments and contingencies  (Notes J and R)

Stockholders' equity:
   Preferred stock - $.01 par value: 1,000,000
     shares authorized; none issued
   Common stock - $.01 par value:
     50,000,000 authorized
     13,277,201 and 13,260,038 shares issued,
     respectively; 13,277,201 and 13,088,281 shares
     outstanding, respectively                          133,000         133,000
   Additional paid-in capital                        14,699,000      13,903,000
   Retained earnings                                 43,435,000      42,601,000
   Treasury stock - at cost; no shares and 171,757
     shares held, respectively                                       (1,350,000)
                                                   ------------     ------------
        Total stockholders' equity                   58,267,000      55,287,000
                                                   ------------     ------------
        Total liabilities and stockholders' equity $ 64,261,000     $62,943,000
                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                           -------------------------------------
                                               2006         2005         2004
                                           -----------  -----------  -----------

Sales                                      $48,405,000  $49,633,000 $53,489,000
Cost of goods sold                          24,841,000   25,191,000  28,027,000
Non RoHS inventory charge (Note E)             801,000
                                           -----------  -----------  -----------
Gross profit                                22,763,000   24,442,000  25,462,000
                                           -----------  -----------  -----------

Operating expenses:
   Selling and marketing                     5,922,000    5,894,000   6,403,000
   Research and development                 11,049,000   10,367,000  10,243,000
   General and administrative                5,330,000    4,663,000   4,786,000
   Restructuring charges (Note S)            1,775,000      370,000     217,000
   Intangible asset write-off                             1,360,000
   In-process research and development                                  218,000
                                           -----------  -----------  -----------
          Total operating expenses          24,076,000   22,654,000   21,867,000
                                           -----------  -----------  -----------
(Loss) income from operations               (1,313,000)   1,788,000    3,595,000

Note receivable valuation charge
   and impairment                              (67,000)              (3,000,000)
Other income, net                            1,588,000    1,296,000     747,000
                                           -----------  -----------  -----------
Income before income taxes, equity
 in income of unconsolidated company and
 gain on sale of investment                    208,000    3,084,000   1,342,000
Income tax (benefit) provision              (1,275,000)      39,000     (87,000)
                                           -----------  -----------  -----------
Income before equity in income of
  unconsolidated company and gain on sale
  of investment                              1,483,000    3,045,000   1,429,000

Equity in income of unconsolidated company                              182,000

Gain on sale of investment in
 unconsolidated company, net of tax                                   1,169,000
                                           -----------  -----------  -----------
          Net income                       $ 1,483,000   $3,045,000  $2,780,000
                                           ===========  ===========  ===========

Basic earnings per share                   $      0.11   $     0.24  $     0.22
                                           ===========  ===========  ===========
Diluted earnings per share                 $      0.11   $     0.23  $     0.21
                                           ===========  ===========  ===========

Weighted average number of common shares
 used in basic earnings per share           13,201,569   12,885,072  12,720,301
Potential common shares                        142,823      281,605     498,604
                                           -----------  -----------  -----------
Weighted average number of common shares
 used in diluted earnings per share         13,344,392   13,166,677  13,218,905
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

                                       PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                                     Additional                                      Other
                               Common Stock           Paid-in        Retained       Treasury     Comprehensive
                            Shares       Amount       Capital        Earnings         Stock       Income(Loss)       Total
                          -----------  ----------  -------------  -------------   -----------  -----------------  ------------
Balance -
January 1, 2004
Comprehensive income:     13,260,038   $ 133,000    $12,863,000    $40,532,000    $(9,536,000) $    (40,000)      $43,952,000

    2004 net income                                                  2,780,000                                      2,780,000

    Other                                                                                            62,000            62,000
                                                                                                                  ------------
Total comprehensive
  income                                                                                                            2,842,000

Exercise of 322,729
   options                                                          (1,334,000)     4,348,000                       3,014,000

Restricted stock
   compensation expense                                  32,000                                                        32,000

Tax benefit-option plan                                 581,000                                                       581,000
                          -----------  ----------  -------------  -------------   -----------  -----------------  ------------
Balance -
December 31, 2004         13,260,038     133,000     13,476,000     41,978,000     (5,188,000)       22,000        50,421,000
Comprehensive income:

    2005 net income                                                  3,045,000                                      3,045,000

    Other                                                                                           (22,000)         (22,000)
                                                                                                                  ------------
Total comprehensive
  income                                                                                                            3,023,000

Exercise of 316,272
   options                                                          (2,422,000)     3,838,000                       1,416,000

Restricted stock
   compensation expense                                  23,000                                                        23,000

Tax benefit-option plan                                 404,000                                                       404,000
                          -----------  ----------  -------------  -------------   -----------  -----------------  ------------
Balance -
December 31, 2005         13,260,038     133,000     13,903,000     42,601,000     (1,350,000)      -              55,287,000
Comprehensive
income:

   2006 net income                                                   1,483,000                                      1,483,000
                                                                                                                  ------------
Total comprehensive
   income                                                                                                           1,483,000

Stock compensation                                      511,000                                                       511,000
   expense
Exercise of 241,560
   options                    17,163                    (27,000)      (649,000)     1,350,000                         674,000

Restricted stock
   compensation expense                                  21,000                                                        21,000

Tax benefit-option plan                                 291,000                                                       291,000
                          -----------  ----------  -------------  -------------   -----------  -----------------  ------------
Balance -
December 31, 2006          13,277,201  $ 133,000    $14,699,000    $43,435,000    $    -       $    -             $58,267,000
                          ===========  ==========  =============  =============   ===========  =================  ============

                      The accompanying notes are an integral part of these consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                               2006        2005         2004
                                           -----------  -----------  -----------
Cash flows from operating activities:
  Net income                               $ 1,483,000  $ 3,045,000 $ 2,780,000
  Non-cash adjustments:

     Depreciation and amortization           2,539,000    2,412,000   2,638,000
     Stock-based compensation expense          511,000
     Provision for bad debts                    10,000       45,000      52,000
     Note receivable valuation charge
       and impairment                          248,000                3,000,000
     Non-cash intangible asset write-off                  1,360,000
     Restricted stock compensation expense      21,000       23,000      32,000
     Loss on disposal of assets                108,000
     Deferred taxes                         (1,387,000)    (244,000)   (874,000)
     Gain on sale of investment in
       unconsolidated company                                        (1,504,000)
     In-process research and development                                218,000
     Equity in income of unconsolidated company                        (182,000)
     Tax benefit from stock option
       exercises                               258,000      404,000     581,000
  Changes in operating assets and
       liabilities, net of acquisition:
     Accounts receivable                       (48,000)     617,000  (1,899,000)
     Inventories                             1,470,000     (575,000)   (524,000)
     Prepaid expenses and other assets        (297,000)      83,000    (171,000)
     Accounts payable and accrued expenses    (512,000)     882,000  (1,007,000)
     Income taxes payable and prepaid
        income taxes                           (12,000)   1,015,000  (2,531,000)
                                           -----------  -----------  -----------
     Net cash provided by operating
     activities                              4,392,000    9,067,000     609,000
                                           -----------  -----------  -----------
Cash flows from investing activities:

  Purchases of property, equipment
    and improvements                        (1,064,000)    (653,000)   (555,000)
  Capitalized software development costs    (1,795,000)  (2,488,000) (2,189,000)
  Business acquisition                                               (5,294,000)
  Purchases of investments                (102,100,000) (70,250,000)(35,075,000)
  Proceeds from sales of investments        98,575,000   64,350,000  36,775,000
  Proceeds from sale of investment in
    unconsolidated company                                            2,087,000
  Notes receivable from unconsolidated
    companies                                                        (1,650,000)
                                           -----------  -----------  -----------
     Net cash used by investing activities  (6,384,000)  (9,041,000) (5,901,000)
                                           -----------  -----------  -----------
Cash flows from financing activities:
  Tax windfall benefit from stock
    option exercises                            33,000
  Exercise of stock options                    674,000    1,416,000   3,014,000
                                           -----------  -----------  -----------
     Net cash provided by financing
        activities                             707,000    1,416,000   3,014,000
                                           -----------  -----------  -----------
     Net (decrease) increase in cash and
        cash equivalents                    (1,285,000)   1,442,000  (2,278,000)
Cash and cash equivalents at beginning
  of year                                   11,803,000   10,361,000  12,639,000
                                           -----------  -----------  -----------
Cash and cash equivalents at end of year   $10,518,000  $11,803,000 $10,361,000
                                           ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid, net of (refunds)        $  (151,000) $(1,006,000) $3,084,000
Non-cash financing activity:
Exercise of stock options
  using 57,484, 5,348 and 4,881 shares of
  common stock, respectively               $   425,544  $    50,700  $   93,000

               The accompanying notes are an integral part of these
                        consolidated financial statements.

             PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------
The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a supplier of integrated "IP-based" platforms and solutions for advanced communications networks and innovative computer system architectures which are used in a broad range of applications and end markets.

Segment Data, Geographic Information and Significant Customers: The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete financial information, other than product revenue, with respect to separate product lines and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Shipments to customers outside of the United States represented 49%, 43%, and 34% of sales in 2006, 2005 and 2004. In 2006 and 2005, export shipments to the United Kingdom represented 14% of sales. Total shipments to a single foreign country did not exceed 10% of sales in 2004. The Company does not maintain significant amounts of long-lived assets outside of the United States.

For 2006, 2005, and 2004, four customers accounted for approximately 36%, 43%, and 38% of sales respectively. In 2006, two customers, Lucent Technologies, Inc. and Data Connection Limited constituted 14% and 12% of sales, respectively. In 2005, Lucent Technologies and Data Connection, comprised 21% and 12% of sales, respectively. In 2004, Lucent Technologies comprised 13% of sales and UTStarcom, Inc., comprised 11% of sales. During these years, Lucent Technologies purchased switching products and Data Connection and UTStarcom purchased computing products.

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

In February 2006, the Company established Performance Technologies, Inc. - Korea, a subsidiary located in South Korea. On December 27, 2006 the Company established PTI Technology Development Shenzhen Co. LTD, a subsidiary located in China. In January 2007, the Company established Performance Technologies UK, LTD, a subsidiary located in the United Kingdom.

Foreign Currency Translation: The US dollar is the functional currency of the Company's Canadian, Chinese and Korean subsidiaries. Monetary assets and liabilities are remeasured at year-end exchange rates. Non-monetary assets and liabilities are remeasured at historical rates. Revenues, expenses, gains and losses are remeasured using the rates on which those elements were recognized during the period.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable. Investments consist of high quality, interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2006, Lucent Technologies and Data Connection represented 11% and 10% of net accounts receivable, respectively. As of December 31, 2005, Lucent Technologies comprised 16% of net accounts receivable and Data Connection represented 10% of net accounts receivable. As of December 31, 2004, Lucent Technologies comprised 31% of net accounts receivable.

Fair Value of Financial Instruments: The carrying amounts of the Company's financial instruments, including investments, accounts receivable and accounts payable approximate fair values at December 31, 2006 and 2005, as the maturity of these instruments are generally short term.

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

Revenue Recognition: The Company recognizes revenue from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Product sales represent the majority of the Company's revenue and include hardware products and hardware products with embedded software. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by the Company. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied.

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, "Software Revenue Recognition." For the sale of multiple-element arrangements whereby equipment is combined with other elements, such as software and maintenance, the Company allocates to, and recognizes revenue from, the various elements based on their fair value. Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, the Company defers revenue recognition and will recognize revenue when the Company has fulfilled its obligations under the arrangement. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

Research and Development: Research and development costs, excluding amounts capitalized as software development costs, are expensed as incurred and include employee related costs, office expenses and new product prototyping costs.

Shipping and Handling Costs: Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

Advertising: Advertising costs are expensed as incurred and recorded in "Selling and marketing" in the Consolidated Statements of Income. Advertising expense amounted to $129,000, $82,000 and $66,000 for 2006, 2005 and 2004, respectively.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,317,000, 1,098,000 and 1,305,000 options in 2006, 2005 and 2004, respectively, since such options have an exercise price in excess of the average market price of the Company's common stock.

Stock Options and Stock-Based Employee Compensation: In May 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. The 2001 Stock Option Plan replaced the 1986 plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors. At December 31, 2006, 1,209,000 options were available for future grant under the two stock option plans.

Effective January 1, 2006, the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," and related interpretations, were adopted to account for stock-based compensation using the modified prospective transition method and, therefore, prior period results were not restated. SFAS No. 123(R) supersedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and revises guidance of SFAS No. 123, "Accounting for Stock-Based Compensation." Among other things, SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The modified prospective transition method applies to (a) stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, calculated under SFAS No. 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of SFAS No. 123(R), stock-based compensation expense associated with stock option grants of $511,000 was recorded during 2006.

Prior to January 1, 2006, stock-based compensation plans were accounted for in accordance with APB No. 25 and related interpretations. Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to five years. Prior to the adoption of SFAS No. 123(R), as required under the disclosure provisions of SFAS No. 123, as amended, pro forma net income (loss) and earnings (loss) per common share were provided for each period as if the fair value method were applied to measure stock-based compensation expense.

The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the twelve months ended December 31, 2006 under the provisions of SFAS No. 123(R):

                                                           2006
                                                        ----------
        Stock-based compensation expense:
           Stock options                                 $511,000
           Restricted stock                                21,000
        Income tax benefit                               (202,000)
                                                        ----------
        Net decrease in net income                       $330,000
                                                        ==========
        Decrease in earnings per share:
           Basic                                         $    .02
                                                        ==========
           Diluted                                       $    .02
                                                        ==========

There was no change in the Company's accounting for restricted stock based upon the adoption of SFAS No. 123(R).

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

The expected term of options granted prior to January 1, 2006 equaled the vesting period. The expected term of options granted in 2006 was the average of the vesting term and the contractual life of the option. The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

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

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2006:

                                                      2006
                                                 -------------
Expected term (years)                                3 to 6.5
Volatility                                          61% to 66%
Risk free interest rate                            4.5% to 5.0%

The weighted average grant date fair value of options granted during 2006 was $4.05 per option. Unrecognized stock-based compensation expense was approximately $833,000 as of December 31, 2006, relating to a total of 354,000 unvested stock options under the Company's stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately three years.

The following table summarizes stock option activity for the three years ended December 31, 2006:
                                                    Weighted
                                       Number        Average     Exercise Price
                                     of Shares    Exercise Price      Range
                                    --------------------------------------------
Outstanding at January 1, 2004       2,249,624       $ 8.93       $3.40 - $28.75
Granted                                589,250       $16.59       $7.25 - $18.13
Exercised                             (322,729)      $ 9.50       $3.40 - $18.75
Expired                               (116,386)      $15.21       $3.83 - $28.75
                                    -----------
Outstanding at December 31, 2004     2,399,759       $10.39       $3.40 - $28.75
Granted                                429,000       $ 7.05       $5.78 - $ 7.94
Exercised                             (316,272)      $ 4.63       $3.40 - $ 8.50
Expired                               (394,323)      $15.01       $3.83 - $28.75
                                    -----------
Outstanding at December 31, 2005     2,118,164       $ 9.71       $3.40 - $18.13
Granted                                277,500       $ 6.67       $5.45 - $ 7.50
Exercised                             (241,560)      $ 4.56       $3.40 - $ 7.25
Expired                               (586,138)      $11.17       $3.40 - $18.13
                                    -----------
Outstanding at December 31, 2006     1,567,966       $ 9.49       $3.40 - $18.13
                                    ===========

The following table summarizes stock option information at December 31, 2006:

                         Options outstanding            Options exercisable
                  --------------------------------------------------------------
                              Weighted    Weighted          Weighted    Weighted
                              average     average           average     average
   Range of                   remaining   exercise          remaining   exercise
exercise price      Shares    life (yrs)  price     Shares  life (yrs)  price
--------------------------------------------------------------------------------
$3.40 to $5.94      418,244      3.30     $ 4.67   303,044     1.71      $ 4.27
$5.95 to $8.60      629,521      4.02     $ 7.59   392,021     1.54      $ 8.05
$8.61 to $11.40      65,000      2.16     $10.27    65,000     2.16      $10.27
$11.41 to $14.24    180,626       .07     $13.93   178,926      .06      $13.93
$14.25 to $18.13    274,575      2.30     $18.06   274,575     2.30      $18.06
--------------------------------------------------------------------------------
                  1,567,966      2.99     $ 9.49 1,213,566     1.57      $10.36
                  ==============================================================

The total intrinsic values of (i) all outstanding options and (ii) all exercisable options at December 31, 2006, whose exercise price was less than the Company's closing stock price at December 31, 2006, were $523,000 and $500,000, respectively. The total intrinsic value, determined as of the date of exercise, of options exercised in 2006 and 2005 was $648,000 and $1,266,000, respectively. Cash received from option exercises in 2006, 2005, and 2004, amounted to $674,000, $1,416,000, and $3,014,000, respectively. The total fair value of options that vested during 2006 was $220,000. In 2005, all shares of common stock were issued from treasury for stock option exercises. In 2006, all the remaining shares of common stock were issued from treasury and there were 17,163 new shares of common stock issued for stock option exercises.

On March 25, 2005, the Company accelerated the vesting of 408,285 stock options whose exercise prices were greater than $15.11 to be fully vested on that date. This acceleration resulted in $997,000 of pro forma compensation expense, determined under the fair value method, being recorded in 2005 that would have otherwise been recorded in 2006. The following table illustrates the effect on net income and earnings per common share for 2005 and 2004, as if the provisions of SFAS No. 123 were applied using the fair value method to measure stock-based compensation:

                                                            2005         2004
                                                        -----------   ----------
Net income, as reported                                 $ 3,045,000  $2,780,000
Add: Restricted stock compensation expense, net of tax       14,000      32,000

Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                     (2,609,000) (2,757,000)
                                                        -----------  -----------
Pro forma net income                                    $   450,000  $   55,000
                                                        ===========  ===========
Earnings per share:
Basic - as reported                                     $       .24  $      .22
                                                        ===========  ===========
Basic - pro forma                                       $       .03  $      .00
                                                        ===========  ===========

Diluted - as reported                                   $       .23  $      .21
                                                        ===========  ===========
Diluted - pro forma                                     $       .03  $      .00
                                                        ===========  ===========

During the twelve months ended December 31, 2005, the Company granted options to purchase 429,000 shares of common stock. The assumption for vesting of the stock options granted was generally 33% per year. The following weighted-average assumptions were used for these 2005 grants: Dividend yield of 0%; expected volatility ranges of 65% to 70%, risk-free interest rate ranges of 3.3% to 4.6%, and expected life ranges of one to six years.

During the fourth quarter 2005 and the first quarter 2006, stock options to purchase 225,000 and 185,000 shares of common stock, respectively, were granted that are subject to accelerated vesting based upon the achievement of certain milestones, as defined in the option agreements. In October 2006, the option to purchase 225,000 shares of common stock terminated in connection with the resignation of the Company's former president and chief executive officer.

During 2003, 17,720 shares of restricted stock were granted at prices ranging from $6.89 to $12.54. During 2003, 1,740 shares of restricted stock were forfeited, without vesting. In January 2004, 10,524 shares vested and were issued. The remaining shares vested and were issued in 2006.

With respect to non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to such stock option exercises are credited to additional paid-in capital.

Recent Accounting Pronouncements: On January 1, 2006, the Company adopted SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. This adoption did not have a material impact on the Company's consolidated results of operations and financial condition.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company adopted SAB No. 108 on December 31, 2006. This adoption did not have a material impact on the Company's consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008.

Note B - Acquisition
--------------------
On January 23, 2004, the Company acquired substantially all of the assets and assumed certain liabilities of Mapletree Networks, Inc., a company that provided voice, data and fax processing technology to original equipment manufacturers.

In accordance with the purchase agreement, the Company paid $6,625,000 at closing and incurred $418,000 of other acquisition related costs. The Company accounted for the acquisition under the provisions of SFAS No. 141, "Business Combinations." As a component of the acquisition, the Company acquired certain software development costs which amounted to $577,000 at the date of acquisition. The Company also acquired certain net assets which amounted to $574,000 and were comprised principally of accounts receivable, inventory, accounts payable, accrued expenses and acquired in-process research and development related to certain voice processing products that amounted to $218,000 and was charged to operations during the first quarter 2004. In connection with the acquisition, the Company agreed to pay an additional $1,625,000 if the operations of the acquired group (operated by the Company on a stand-alone basis) achieved certain milestones ("earn-out"). Based upon the operating results of the acquired group in the second quarter of 2004, the earn-out was not achieved and was terminated.

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

Note C - Investments
--------------------
At December 31, 2006 and 2005, investments consisted of high grade, auction rate municipal securities which the Company has classified as available-for-sale. Securities with a maturity of five to ten years totaled $2,000,000 and all other securities mature in greater than ten years.

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. All income generated from these investments was recorded as interest income and totaled $786,000, $403,000 and $201,000 in 2006, 2005 and 2004,
respectively.

Note D - Accounts Receivable, net
---------------------------------
                                                             At December 31,
                                                            2006         2005
                                                        -----------  -----------
Accounts receivable                                     $ 9,976,000  $9,966,000
Less: allowance for doubtful accounts                      (415,000)   (443,000)
                                                        -----------  -----------
     Net                                                $ 9,561,000  $9,523,000
                                                        ===========  ===========

Note E - Inventories
--------------------
Inventories consisted of the following:
                                                             At December 31,
                                                            2006         2005
                                                        -----------  -----------
Purchased parts and components                          $ 2,444,000  $ 2,884,000
Work in process                                           2,445,000    3,378,000
Finished goods                                              789,000      886,000
                                                        -----------  -----------
   Net                                                  $ 5,678,000  $ 7,148,000
                                                        ===========  ===========

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

Note F - Property, Equipment and Improvements, net
--------------------------------------------------
Property, equipment and improvements consisted of the following:

                                                             At December 31,
                                                            2006         2005
                                                        -----------  -----------
Land                                                    $   407,000  $  407,000
Engineering equipment and software                        4,990,000   4,382,000
Manufacturing equipment                                   2,094,000   2,713,000
Furniture and equipment                                   1,758,000   1,418,000
Leasehold improvements                                      384,000     361,000
                                                        -----------  -----------
                                                          9,633,000   9,281,000
Less: accumulated depreciation and amortization          (7,420,000) (7,277,000)
                                                         ----------  -----------
     Net                                                $ 2,213,000  $2,004,000
                                                        ===========  ===========

Total depreciation and amortization expense for equipment and improvements for 2006, 2005 and 2004 was $747,000, $827,000 and $927,000, respectively. During
2006, in connection with the Company's relocation of certain operations, the Company disposed of assets with a cost basis of $712,000 and accumulated depreciation of $604,000 at the time of disposals.

Note G - Investments in Unconsolidated Companies and Notes Receivable
---------------------------------------------------------------------
During the third quarter 2004, the Company sold its investment in Momentum Computer, Inc. (Momentum), a developer of specialized single board computer products, for $2,087,000 and realized a gain of $1,169,000, after taxes of $335,000. Cash received in the fourth quarter 2004 from the sale amounted to $3,087,000, which included the collection of a $1,000,000 note receivable.

Momentum's financial position and results of operations were as follows:

                                               For the period from
                                             January 1, 2004 to the
                                                 date of sale
                                              (September 30, 2004)
                                             ----------------------
    Statements of Income:
       Net sales                                      $6,735,000
       Gross profit                                    2,409,000
       Net income                                        572,000
       Company's equity in
         income                                       $  182,000

                                             As of September 30,2004
                                             -----------------------
    Balance Sheet:
       Current assets                                 $3,338,000
       Noncurrent assets                                 319,000
       Current liabilities                             1,057,000
       Long term borrowings                            1,530,000
       Equity                                         $1,069,000

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

On December 30, 2006, theCompany entered into a redemption agreement with InSciTek. Under the terms of the agreement, the Company received $320,000 of consideration for the redemption of $1,000,000 of the $3,000,000 note. In connection with the agreement, the Company reversed $181,000 of the previously recorded valuation reserve and recorded $139,000 as interest income. As of December 31, 2006, InSciTek had not raised sufficient outside capital to assure its future as a going concern. Therefore, during the fourth quarter 2006, the Company recorded a valuation charge of $248,000 against the Company's Series A preferred stock investment in InSciTek, reducing the carrying value of the investment to zero. Other than interest income, the net impact of these transactions is included in Note Receivable and Valuation Charge and Impairment on the accompanying Consolidated Statement of Income.

As a part of the redemption agreement, InSciTek was also granted the option to redeem the remaining $2,000,000 of the note by June 1, 2007, in exchange for $500,000.

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

Note I - Accrued Expenses
-------------------------
Accrued expenses consisted of the following:
                                                             At December 31,
                                                            2006         2005
                                                        -----------  -----------
        Accrued compensation and related costs          $ 1,135,000  $ 1,512,000
        Accrued professional services                       137,000      316,000
        Deferred revenue                                  1,785,000    1,635,000
        Accrued warranty obligations                        309,000      310,000
        Accrued restructuring                               492,000
        Other accrued expenses                              444,000      665,000
                                                        -----------  -----------
                Total                                   $ 4,302,000  $ 4,438,000
                                                        ===========  ===========

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company's accrued warranty obligations for 2006, 2005 and 2004 were as follows:

Accrued warranty obligations at January 1, 2004                       $ 233,000
Actual warranty experience                                             (345,000)
Warranty provisions                                                     400,000
                                                                      ----------
Accrued warranty obligations at December 31, 2004                       288,000
Actual warranty experience                                              (83,000)
Warranty provisions                                                     105,000
                                                                      ----------
Accrued warranty obligations at December 31, 2005                       310,000
Actual warranty experience                                             (280,000)
Warranty provisions                                                     279,000
                                                                      ----------
Accrued warranty obligations at December 31, 2006                     $ 309,000
                                                                      ==========
Note J - Commitments
--------------------
The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company agreed to pay an annual rental of $740,000 in the first full year, with pre-established adjustments for each year thereafter.

The Company currently leases two facilities in the San Luis Obispo area, one for its former location and one for its new location. Under the terms of the former facility lease in San Luis Obispo, California, which expires in December 2008, the Company agreed to pay an annual rental of $422,000 with an annual adjustment based on the Consumer Price Index. Approximately 14,000 square feet of this facility is currently sublet to a tenant. The Company is seeking other tenants to sublet the remaining available space in the building. In July 2006, the Company entered into a two-year lease for a new facility in the San Luis Obispo area which commenced on September 1, 2006. During the third quarter 2006, the Company's San Luis Obispo engineering center relocated to this facility. This lease also expires in 2008.

During the second quarter 2006, a lease agreement was entered into for a new facility in Kanata, Ontario, Canada. The term of this lease extends from August 1, 2006 to October 31, 2011. During the third quarter 2006, the Company's Ottawa operation relocated to this facility.

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

The Company leases facilities in its other operating locations in North America that expire through 2007.

Future minimum payments for all operating leases having a remaining term in excess of one year at December 31, 2006 are as follows:

                                       Operating Leases
                                       ----------------
                       2007                $  1,638,000
                       2008                   1,553,000
                       2009                     937,000
                       2010                     960,000
                       2011                     934,000
                       Thereafter               196,000
                                       ----------------
                       Total               $  6,218,000
                                       ================

Rent expense, excluding lease termination costs recorded during 2006, amounted to $1,819,000, $2,041,000 and $1,752,000 for 2006, 2005 and 2004, respectively.

Note K - Revolving Credit Agreement
-----------------------------------
The Company is a party to a Credit Agreement with JPMorgan Chase Bank, N.A. (the "Bank"). Under the terms of the Credit Agreement, the Company may borrow, from time to time, up to an aggregate of $5,000,000 from the Bank. The borrowings bear interest at various rates based upon the type of borrowing, as defined in the agreement. The Credit Agreement includes certain financial and administrative covenants. The Credit Agreement terminates on December 28, 2007 at which time any outstanding borrowings must be repaid. There were no amounts outstanding under this facility at December 31, 2006 and 2005.

Note L - Stock Repurchase Program
---------------------------------
On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases. In July 2006, this program was extended through July 2007. Repurchased shares will be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 276,150 shares on March 2, 2007 for approximately $1.4 million.

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

Note O - Income Taxes
---------------------
Pre-tax earnings and the (benefit) provision for income taxes consisted of the following for the years ended December 31, 2006, 2005 and 2004:

                                               2006         2005         2004
                                           -----------  -----------  -----------
Pre-tax earnings (loss):
   United States                           $  (419,000) $ 2,555,000  $  946,000
   Outside United States                       627,000      529,000     396,000
                                           -----------  -----------  -----------
   Total pre-tax earnings                  $   208,000  $ 3,084,000  $1,342,000
                                           ===========  ===========  ===========

For the same periods, the (benefit) provision for income taxes was as follows:

                                               2006         2005         2004
                                           -----------  -----------  -----------
Current income tax (benefit) provision:
   Federal                                 $     7,000  $   248,000  $  879,000
   State                                        17,000       54,000     146,000
   Foreign                                      88,000      (19,000)   (238,000)
                                           -----------  -----------  -----------
                                               112,000      283,000     787,000
Deferred benefit                            (1,387,000)    (244,000)   (874,000)
                                           -----------  -----------  -----------
   Total (benefit) provision               $(1,275,000) $    39,000  $  (87,000)
                                           ===========  ===========  ===========

Reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

                                              2006          2005         2004
                                           -----------  -----------  -----------
Federal income tax at statutory rate            34.0%         34.0%       34.0%
Foreign taxes                                    6.4            .4          .6
State tax provision, net of federal benefit    (10.6)          1.2        (3.2)
Meals and Entertainment                          7.6            .5         1.2
Stock compensation expense                       9.2
Valuation allowance                             39.7                      10.4
Tax exempt interest                           (129.0)         (3.8)       (5.1)
Canadian tax credits                          (106.9)         (7.2)      (14.9)
Foreign sales exemption                        (19.3)         (7.5)      (13.6)
Research and development credits              (284.4)        (13.0)
Resolution of prior year tax uncertainties    (133.4)         (2.6)
Foreign exchange items                                                   (13.4)
Previous year tax credit                       (28.9)
Other                                                          (.7)       (2.5)
                                           -----------  -----------  -----------
   Effective tax rate                         (615.6)%         1.3%       (6.5)%
                                           ===========  ===========  ===========

Research and development tax credits and Canadian tax credits are generated primarily from research and development efforts in the United States and Canada. The tax exempt interest relates to the Company's investment portfolio. The foreign sales exemption relates to the Company's extraterritorial income exclusion recorded for tax purposes. The tax uncertainties were released based upon the lapsing of the statute of limitations related to these uncertainties.

The deferred income tax assets and liabilities consist of the following:

                                                            At December 31,
                                                           2006         2005
                                                        ----------- ------------
Assets:
Current:
   Accrued vacation, payroll and other accrued expenses $   198,000 $   175,000
   Inventory and inventory related items                  2,007,000   1,590,000
   Bad debt and note receivable reserves                    158,000   1,313,000
   Other                                                    278,000     330,000
Non-current:
     Net operating losses                                   309,000     139,000
     Stock compensation expense                             174,000
     Capital loss carryforward                            1,071,000
     Tax credit carryforwards                               884,000
     Other                                                   94,000
                                                        ----------- ------------
     Total gross deferred tax assets                      5,173,000   3,547,000
     Valuation allowance                                   (272,000)   (139,000)
                                                        ----------- ------------
     Total net deferred tax assets                      $ 4,901,000 $ 3,408,000
                                                        ----------- ------------

Liabilities (non-current)
   Capitalized software development costs, net          $(1,211,000)$  (989,000)
   Foreign tax credit                                       (39,000)    (48,000)
   Goodwill                                                (130,000)   (230,000)
   Other                                                                 (7,000)
                                                        ----------- ------------
     Total deferred tax liabilities                     $(1,380,000)$(1,274,000)
                                                        ----------- ------------
     Net deferred tax asset                             $ 3,521,000 $ 2,134,000
                                                        =========== ============

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

                                                            2006         2005
                                                        -----------  -----------
Net current deferred tax assets                         $ 2,495,000  $ 3,272,000
Net long-term deferred tax assets                       $ 1,026,000
Net long-term deferred tax liabilities                               $ 1,138,000

In 2003, the Company recorded an impairment charge related to an investment in an unaffiliated company. The Company established a valuation allowance for the deferred tax asset created by this impairment charge. This investment was sold in 2004 and the valuation allowance was reversed.

Deferred taxes recognize the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company assesses the available positive and negative evidence regarding the recoverability of its deferred tax assets and applies judgment in estimating whether, and how much of, the assets are more likely than not to be realized. In general, deferred tax assets, including carryforwards and other attributes, are reviewed for expected realization and a valuation allowance is established to reduce the assets to their net realizable value. Expected realization is dependent upon sufficient taxable income in the appropriate jurisdiction and period that is also of the appropriate character. The Company has evaluated the availability of such taxable income, the nature of its deferred tax assets and the relevant tax laws in determining the net realizable value of its deferred tax assets.

In 2006, the Company generated federal and state net operating losses for income tax purposes. The federal and state net operating losses expire through 2026. The cumulative deferred tax asset associated with the state net operating loss is $190,000, and is fully offset by a valuation allowance of $190,000, as it is more likely than not that the tax benefit of these losses will not be realized.

During 2006, the Company's valuation allowance was increased by $133,000 related to the uncertain realization of certain Canadian research and development credits, totaling $82,000, and the increase in the state net operating loss of $51,000. During 2005, there was no change in the total valuation allowance. In 2004, the total valuation allowance decreased by $158,000. This reflects an increase attributable to the establishment of the valuation allowance for the state net operating losses of $139,000 and the reversal of the valuation allowance attributable to the Company's investment in an unaffiliated company of $297,000.

As of December 31, 2006, retained earnings of the Company's Canadian subsidiary amounted to $7,142,000. No deferred taxes have been provided on these undistributed earnings, as the Company policy is to permanently reinvest undistributed earnings. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

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

Note P - Research and Development
---------------------------------
The Corporation incurred research and development costs relating to the development of new products as follows:
                                              2006         2005          2004
                                           -----------  -----------  -----------
Gross expenditures for engineering and
  software development                     $12,844,000  $12,855,000 $12,432,000
Less: amounts capitalized                   (1,795,000)  (2,488,000) (2,189,000)
                                           -----------  ----------- ------------
     Net charged to operating expenses     $11,049,000  $10,367,000 $10,243,000
                                           ===========  =========== ============

Software development costs consisted of the following:

                                                             At December 31,
                                                            2006         2005
                                                        -----------  -----------
        Capitalized software development costs          $11,399,000  $9,595,000
        Less: accumulated amortization                   (8,214,000) (6,413,000)
                                                        -----------   ----------
                Net                                     $ 3,185,000  $3,182,000
                                                        ===========  ===========

Amortization of software development costs included in cost of goods sold was $1,801,000, $1,598,000 and $1,711,000 for 2006, 2005 and 2004, respectively. In addition, in January 2006 the Company announced its intention to close its engineering facility in Norwood, Massachusetts. In connection with that decision, in 2005, the Company wrote off software development costs incurred at its Norwood engineering center that were capitalized for new products that had not reached commercial general release and were discontinued. This write-off totaled $1,360,000.

Note Q - Employee Benefit Plans
-------------------------------
For the Company's operations in the United States, the Company's Retirement Savings Plans qualify under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plans were $95,000, $23,000 and $25,000 for 2006, 2005 and 2004, respectively. In conjunction with its flexible benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $31,000, $36,000 and $34,000 for 2006, 2005 and 2004, respectively.

For its operations in Canada, contributions were made in 2006, 2005 and 2004 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan amounted to $42,000, $5,000 and $7,000 for 2006, 2005 and 2004, respectively.

Note R - Litigation
-------------------
The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company's request in such capacities. The fair value of the indemnifications that the Company issued during 2006 was not material to the Company's financial position, results of operations or cash flows.

Note S - Restructuring Programs
-------------------------------
Restructuring charges amounted to $1,775,000, $370,000 and $217,000 in 2006, 2005 and 2004, respectively. Restructuring charges in 2006 primarily related to the closing of the Company's Norwood, Massachusetts engineering center, relocation of the Company's San Luis Obispo engineering center to less expensive office space and severance costs related to reductions-in-force. The relocation of the San Luis Obispo facility resulted in lease termination costs amounting to $653,000. All actions under these programs were completed as of December 31, 2006, although payments for certain lease obligations will continue through 2008.

A summary of the activity with respect to the 2006 restructuring charges is as follows:

                                                         Lease
                               Number of    Severance    commitments
                               employees     Reserve     and other      Total
                              --------------------------------------------------
Balance at January 1, 2006
2006 restructuring charges         30       $ 959,000    $  816,000  $1,775,000
2006 utilization                  (30)       (959,000)     (324,000) (1,283,000)
                              --------------------------------------------------
Balance at December 31, 2006                             $  492,000  $  492,000
                              ==================================================

All utilization amounts in 2006 represent cash payments.

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

Note T - Product Revenue
------------------------
The following table represents the Company's total sales for 2006, 2005 and 2004 classified by product category:

                                               2006         2005         2004
                                           -----------  -----------  -----------
Communications products                    $23,521,000  $24,533,000  $25,172,000
Computing products                          14,201,000   12,299,000   18,063,000
Switching products                          10,683,000   12,801,000   10,254,000
                                          ------------  -----------  -----------
    Total                                  $48,405,000  $49,633,000  $53,489,000
                                           ===========  ===========  ===========

Note U - Quarterly Results (unaudited)
--------------------------------------
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2006 and 2005:
                                                        2006
                                    --------------------------------------------
                                       (in thousands, except per share data)
                                    Mar. 31      Jun. 30     Sep. 30     Dec. 31
                                   ---------    ---------   ---------  ---------
Sales                               $12,168      $13,052     $10,828    $12,357
Non RoHS inventory charge                            801

Gross profit                          6,211        6,108       5,213      5,231
Restructuring charges                  (435)        (559)       (792)        11

Income (loss) from operations           322         (347)     (1,173)      (115)
Net income (loss)                   $   546         $ 72     $  (380)   $ 1,245

Basis earnings (loss) per share     $  0.04      $  0.01     $ (0.03)   $  0.09
Diluted earnings (loss) per share   $  0.04      $  0.01     $ (0.03)   $  0.09

                                                        2005
                                    --------------------------------------------
                                       (in thousands, except per share data)
                                    Mar. 31      Jun. 30     Sep. 30     Dec. 31
                                   ---------    ---------   ---------  ---------
Sales                               $13,157      $10,802     $12,343    $13,331

Gross profit                          6,695        4,886       6,190      6,671
Restructuring charges                   (57)        (139)       (53)       (122)
Intangible asset write-off                                               (1,360)

Income (loss) from operations         1,183          (43)        987       (339)
Net income                          $ 1,049      $   204     $   937    $   855

Basis earnings per share            $  0.08      $  0.02     $  0.07    $  0.07
Diluted earnings per share          $  0.08      $  0.02     $  0.07    $  0.06

Note V - Supplemental Cash Flow Information - Non-cash activity
---------------------------------------------------------------
During the third quarter 2005, the Company received preferred stock of InSciTek in satisfaction of an interest payment of $248,000 due to the Company from InSciTek.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
None.

ITEM 9A - Controls and Procedures
---------------------------------
      a.  Evaluation of Disclosure Controls and Procedures

              The Company's Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15
              (e) and 15d-15(e)as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date.

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

              Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006, according to the criteria. PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included in Item 8 of this annual report.

      c.  Changes in Internal Control Over Financial Reporting

              There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B - Other Information
---------------------------
On December 29, 2006, the Company extended its credit agreement with JPMorgan Chase Bank, N.A. (the "Bank"). Under the terms of the Credit Agreement, the Company may borrow, from time to time, up to an aggregate of $5,000,000 from the Bank. The borrowings bear interest at various rates based upon the type of borrowing, as defined in the agreement. The Credit Agreement includes certain financial and administrative covenants. The Credit Agreement terminates on December 28, 2007 at which time any outstanding borrowings must be repaid.

PART III
--------
Except as provided in Item 12 below, the information required by Part III, Items 10 - 14, is omitted from this Report and will be presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 24, 2007, which information included therein is incorporated herein by reference.

ITEM 10 - Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------
The sections entitled "Corporate Governance," "Section 16(a) Beneficial Ownership Compliance Reporting," "Election of Directors" and "Executive Officers" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007, sets forth certain information with respect to the directors, executive officers and corporate governance of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation
--------------------------------
The sections entitled "Executive Compensation" and "Report of Compensation Committee" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------
The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In May 2001, the stockholders approved the 2001 Stock Option Plan. The 2001 Stock Option Plan replaced the 1986 Incentive Stock Option Plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The table below provides certain information regarding the Company's equity compensation plans as of December 31, 2006:

                             Equity Compensation Plan Information
                           (a)                (b)                (c)
                           Number of                             Number of
                           securities to be                      securities
                           issued upon        Weighted average   remaining
                           exercise of        exercise price of  available for
                           outstanding        outstanding        future issuance
                           options and        options and        (excluding
                           restricted shares  restricted shares  securities
                                                                 reflected in
Plan Category                                                    column a)
--------------------------------------------------------------------------------
Equity compensation plans
   approved by security holders  1,597,966            $9.49            1,208,634

Equity compensation plans not
   approved by security holders

                             ---------------  -----------------  ---------------
     Total                       1,597,966            $9.49            1,208,634
                             ===============  =================  ===============

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships, Related Transactions and Director Independence
-------------------------------------------------------------------------------
The sections entitled "Certain Relationships and Transactions" and "Corporate Governance" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers, as well as director independence, and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services
------------------------------------------------
The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2007, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV
-------
ITEM 15 - Exhibits and Financial Statement Schedule
---------------------------------------------------
(1)      Financial Statements
         The financial statements filed as part of this report are included in the response to Item 8 of Part II of this 10-K report.

(2)      Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         Allowance for Doubtful Accounts

                                                    Additions    Deductions
                                                    ----------   -----------
                                       Balance at                              Balance at
                                       beginning    Charged to     Amounts       end of
                                       of period    earnings     written off     period
                                      -----------   ----------   -----------   ----------
Year End December 31, 2006
Deducted in the Consolidated
Balance Sheet from Accounts Receivable
   Allowance for doubtful accounts      $443,000     $ 10,000     $ 38,000      $415,000
                                      ===========   ==========   ===========   ==========

Year End December 31, 2005
Deducted in the Consolidated
Balance Sheet from Accounts Receivable
   Allowance for doubtful accounts      $426,000     $ 45,000     $ 28,000      $443,000
                                      ===========   ==========   ===========   ==========

Year End December 31, 2004
Deducted in the Consolidated
Balance Sheet from Accounts Receivable
   Allowance for doubtful accounts      $379,000     $ 52,000      $ 5,000      $426,000
                                      ===========   ==========   ===========   ==========




         Valuation Allowance for Note Receivable

                                                    Additions    Deductions
                                                    ----------   -----------
                                       Balance at                              Balance at
                                       beginning    Charged to     Amounts       end of
                                       of period    earnings     written off     period
                                      -----------   ----------   -----------   ----------
Year End December 31, 2006
Deducted in the Consolidated
Balance Sheet from Note Receivable
   Valuation Allowance for
   Note Receivable                    $3,000,000                $(1,000,000)   $2,000,000
                                      ===========   ==========   ===========   ==========

Year End December 31, 2005
Deducted in the Consolidated
Balance Sheet from Note Receivable
   Valuation Allowance for
   Note Receivable                    $3,000,000                               $3,000,000
                                      ===========   ==========   ===========   ==========

Year End December 31, 2004
Deducted in the Consolidated
Balance Sheet from Note Receivable
   Valuation Allowance for
   Note Receivable                                  $3,000,000                 $3,000,000
                                      ===========   ==========   ===========   ==========

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated
Financial Statements or notes thereto.


(3)      Exhibits
Exhibit    Ref.
Number     Number        Description
--------------------------------------------------------------------------------
2.1        (8)          Stock Purchase Agreement between Intel Corporation and
                           the Registrant, dated as of September 12, 2002.
2.2        (10)         Asset  Purchase  Agreement  by  and  among  Mapletree
                           Networks,  Inc.,  Performance  Technologies,
                           Incorporated and PTI Massachusetts Corporation, dated as of January 12, 2004
3.1        (1)           Restated Certificate of Incorporation
3.2        (3)           Certificate of Amendment
3.3        (1)           Amended By-laws
4.1        (1)           Form of Common Stock Certificate
4.2        (1)           Amended and Restated 1986 Incentive Stock Option Plan
4.4        (4)           February 2000 Amendment to Amended and Restated 1986
                           Incentive Stock Option Plan
4.5        (5)           Rights Agreement
4.6        (6)           2001 Incentive Stock Option Plan
4.7        (9)           2003 Omnibus Incentive Plan
10.16      (1)           License Agreement between the Registrant and Spider
                           Systems Limited dated March 18, 1992
10.28      (1)           Adoption  Agreement between the Registrant and
                           Principal Mutual Life Insurance Company dated September 20, 1993
10.29      (1)           The Principal Financial Group Prototype Basic Savings
                           Plan dated May 7, 1990
10.30      (1)           Form of Stock Option Agreement
10.32      (2)           Share Acquisition  Agreement between  Registrant and
                           MicroLegend  Telecom Systems,  Inc. as of
                           December 2, 1999
10.33      (2)           Amendment to Share Acquisition  Agreement between
                           Registrant and MicroLegend  Telecom Systems,  Inc.
                           as of December 10, 1999
10.33a     (7)           Lease Agreement dated as of May 19, 2001 between the
                           Registrant and Christa PT, LLC
10.33b     (7)           First Amendment to Lease dated as of July 19, 2001
                            between the Registrant and Christa PT, LLC
10.33c     (7)           Second Amendment to Lease dated as of July 31, 2001
                            between the Registrant and Christa PT, LLC
10.34     (11)           Credit Agreement dated as of December 30, 2005 between
                            the Registrant and JPMorgan Chase Bank, N.A.
10.36     (*)            Amendment to Credit Agreement dated as of
                            December 29, 2006 between the Registrant and
                            JPMorgan Chase Bank, N.A.
21.1      (*)            List of Subsidiaries
23.1      (*)            Consent of PricewaterhouseCoopers LLP
31.1      (*)            Certification of Chief Executive Officer
31.2      (*)            Certification of Chief Financial Officer
32.1      (*)            Section 1350 Certification
--------------------------------------------------------------------------------
(1)    Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995  (Registration  No. 33-99684).
(2)    Incorporated by reference to the Registrant's Registration Statement on Form S-3 filed January 28, 2000  (Registration  No. 333-94371).
(3) Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(4) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(5) Incorporated by reference to the Registrant's Registration Statement on Form 8-A filed November 8, 2000 (Registration No. 000-27460).
(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(7) Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2001.
(8)    Incorporated by reference to the Current Report on
       Form 8-K filed October 17, 2002.
(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(10) Incorporated by reference to the Current Report on Form 8-K/A filed February 3, 2004.
(11)   Incorporated by reference to the Current Report on
       Form 8-K filed January 11, 2006.
(*)    Included with this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERFORMANCE TECHNOLOGIES, INCORPORATED

Date:  March 16, 2007                           By:/s/ JOHN M. SLUSSER
                                                ----------------------
                                                John M. Slusser
                                                President and
                                                Chief Executive Officer

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

     Signature                         Title                          Date

/s/JOHN M. SLUSSER             Chairman of the Board,             March 16, 2007
------------------
John M. Slusser                President, Chief Executive
                               Officer

/s/DORRANCE W. LAMB            Senior Vice President and          March 16, 2007
-------------------
Dorrance W. Lamb               Chief Financial Officer

/s/BERNARD KOZEL               Director                           March 16, 2007
----------------
Bernard Kozel

/s/CHARLES E. MAGINNESS        Director                           March 16, 2007
-----------------------
Charles E. Maginness

/s/STUART B. MEISENZAHL        Director                           March 16, 2007
-----------------------
Stuart B. Meisenzahl

/s/E. MARK RAJKOWSKI           Director                           March 16, 2007
--------------------
E. Mark Rajkowski

/s/ROBERT L. TILLMAN           Director                           March 16, 2007
--------------------
Robert L. Tillman

                                                                   Exhibit 10.36

                          AMENDMENT TO CREDIT AGREEMENT

         This Amendment to Credit Agreement (this "Amendment") is made effective as of December 29, 2006 by and between JPMorgan Chase Bank, N.A., a national banking association (the "Bank") and Performance Technologies, Incorporated, a Delaware corporation (the "Borrower") and is to the Credit Agreement between the parties dated December 30, 2005 (the "Agreement"). Terms used but not otherwise defined in this Amendment shall have the meaning ascribed to those terms in the Agreement.

         In consideration of One Dollars ($1.00) and other good and valuable consideration, each to the other in hand paid, the Bank and the Borrower hereby agree to amend the Agreement as follows:

         1. The definition of "Maturity Date" shall be amended to mean (a) the day which is 364 days from the later of the Effective Date or any applicable Effective Extension Date, or (b) any earlier date on which the Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

         2. The following definition of "Effective Extension Date: is hereby added to Section 1.01 in the appropriate alphabetical order:

                "Effective Extension Date" means December 30, 2006.

         3. Except as specifically amended by this Amendment, all other terms, covenants, conditions and stipulations contained in the Agreement are hereby ratified and confirmed in all respects, and shall continue to apply with full force and effect.

         4. The Borrower hereby represents and warrants to the Bank that: (i) the covenants, representations and warranties set forth in the Agreement are true and correct on and as of the date of execution hereof as if made on and as of said date and as if each reference therein to the Agreement were a reference to the Agreement as amended by this Amendment; (ii) no Event of Default specified in the Agreement and no event, which, with the giving of notice or lapse of time or both, would become such an Event of Default has occurred and is continuing, (iii) since the date of the Agreement, there has been no material adverse change in the financial condition or business operations of the Borrower which has not been disclosed to Bank;
            and (iv) the making and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action.

         5. This Amendment shall become effective as of the date set forth above when and only when Bank shall have received counterparts of this Amendment executed by Borrower and Bank.

         6. The Borrower agrees to pay on demand all costs and expenses of Bank in connection with the negotiation, preparation, execution and delivery of this Amendment and the other documents related hereto, including the costs, reasonable fees and out of pocket expenses of legal counsel for Bank (including, without limitation, costs, fees and charges allocated by its internal legal department).

         7. This Amendment shall be governed and construed in accordance with the laws of the State of New York without regard to any conflicts-of -laws rules which would require the application of the laws of any other jurisdiction.


         IN WITNESS WHEREOF, the Borrower and the Bank, by their duly authorized officers, have executed this Amendment as of the day and year first above written.

                                          PERFORMANCE TECHNOLOGIES, INCORPORATED

                                          By:/s/ Dorrance W. Lamb

                                          JPMORGAN CHASE BANK, N.A.

                                          By:/s/ Thomas C. Strasenburgh

                                                                    Exhibit 21.1

                              List of Subsidiaries

3688283 Canada, Inc., a Canadian corporation wholly owned by Performance Technologies, Incorporated

PerfTech (PTI) Canada Corporation (formerly MicroLegend Telecom Systems, Inc.), a Canadian corporation wholly owned by 3688283 Canada, Incorporated.

PTI Massachusetts Corporation, a Delaware corporation wholly owned by Performance Technologies, Incorporated

Performance Technologies, Inc. - Korea, a South Korean corporation wholly owned by Performance Technologies, Incorporated

PTI Technology Development Shenzhen Co. LTD, a Chinese corporation wholly owned by Performance Technologies, Incorporated

                                                                    Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-32421, 333-39834, 333-89636 and 333-113330) of
Performance Technologies, Incorporated of our report dated March 15, 2007 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York
March 15, 2007

                                                                    Exhibit 31.1
                    Certification of Chief Executive Officer

I, John M. Slusser certify that:

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

Date: March 16, 2007                            By:/s/   John M. Slusser
                                                --------------------------------
                                                John M. Slusser
                                                Chief Executive Officer

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

Date: March 16, 2007                            By:/s/   Dorrance W. Lamb
                                                --------------------------------
                                                Dorrance W. Lamb
                                                Chief Financial Officer

                                                                    Exhibit 32.1

                           Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ("Section 906"), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 16, 2007                             By:/s/   John M. Slusser
                                                  ------------------------------
                                                  John M. Slusser
                                                  President and
                                                  Chief Executive Officer

Date:  March 16, 2007                             By:/s/   Dorrance W. Lamb
                                                  ------------------------------
                                                  Dorrance W. Lamb
                                                  Senior Vice President and
                                                  Chief Financial Officer