Form 10-Q
period 2007-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2007-05-10
CIK 1003950

_________________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

OR

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number 0-27460

PERFORMANCE TECHNOLOGIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation) 205 Indigo Creek Drive, Rochester, New York (Address of principal executive offices)	16-1158413 (I.R.S. Employer Identification No.) 14626 (Zip Code)

___________________

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

The number of shares outstanding of the registrant's common stock was 12,892,213 as of April 30, 2007.

_____________________________________________________________________________________________________

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of March 31, 2007 and
December 31, 2006 (unaudited)	3

Consolidated Statements of Income for the Three Months
Ended March 31, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2007 and 2006 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits	21

Signatures	21

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS

	March 31, 2007	December 31, 2006

Current assets:
Cash and cash equivalents	$12,696,000	$10,518,000
Investments	24,350,000	24,675,000
Accounts receivable, net	6,831,000	9,561,000
Inventories	4,720,000	5,678,000
Prepaid income taxes	1,062,000
Prepaid expenses and other assets	552,000	767,000
Deferred taxes	2,391,000	2,495,000
Total current assets	52,602,000	53,694,000

Property, equipment and improvements, net	2,130,000	2,213,000
Software development costs, net	3,327,000	3,185,000
Deferred taxes	1,066,000	1,026,000
Goodwill	4,143,000	4,143,000
Total assets	$63,268,000	$64,261,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,085,000	$ 1,460,000
Income taxes payable		232,000
Accrued expenses	4,705,000	4,302,000
Total current liabilities	5,790,000	5,994,000

Income taxes payable	1,063,000
Total liabilities	6,853,000	5,994,000

Stockholders’ equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596 and 13,277,201 shares issued at March 31, 2007 and December 31, 2006	133,000	133,000
Additional paid-in capital	14,984,000	14,699,000
Retained earnings	42,810,000	43,435,000
Treasury stock - at cost; 300,550 and no shares held at March 31, 2007 and December 31, 2006, respectively	(1,512,000)
Total stockholders’ equity	56,415,000	58,267,000
Total liabilities and stockholders’ equity	$63,268,000	$64,261,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended March 31,
	2007	2006

Sales	$ 9,356,000	$12,168,000
Cost of goods sold	4,701,000	5,957,000
Gross profit	4,655,000	6,211,000

Operating expenses:
Selling and marketing	1,603,000	1,370,000
Research and development	2,910,000	2,800,000
General and administrative	1,320,000	1,284,000
Restructuring charges		435,000
Total operating expenses	5,833,000	5,889,000
(Loss) income from operations	(1,178,000)	322,000

Other income, net	433,000	334,000
(Loss) income before income taxes	(745,000)	656,000

Income tax (benefit) provision	(127,000)	110,000
Net (loss) income	$ (618,000)	$ 546,000

Basic (loss) earnings per share	$ (.05)	$ .04

Diluted earnings per share		$ .04

Weighted average number of common shares
used in basic earnings per share	13,210,040	13,098,469
Potential common shares	-	230,830
Weighted average number of common shares
used in diluted earnings per share		13,329,299

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$ (618,000)	$ 546,000
Non-cash adjustments:
Depreciation and amortization	563,000	565,000
Tax benefit from stock option exercises	15,000	227,000
Stock-based compensation expense	159,000	121,000
Deferred income taxes	64,000	(127,000)
Changes in operating assets and liabilities:
Accounts receivable	2,730,000	447,000
Inventories	958,000	(597,000)
Prepaid expenses and other assets	215,000	13,000
Accounts payable and accrued expenses	28,000	(627,000)
Prepaid income taxes and income taxes payable	(231,000)	141,000
Net cash provided by operating activities	3,883,000	709,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(100,000)	(384,000)
Capitalized software development costs	(528,000)	(493,000)
Purchases of investments	(41,000,000)	(17,375,000)
Proceeds from sales of investments	41,325,000	17,250,000
Net cash used by investing activities	(303,000)	(1,002,000)

Cash flows from financing activities:
Purchases of treasury stock	(1,517,000)
Tax windfall benefit from stock option exercises	4,000
Exercise of stock options	111,000	160,000
Net cash (used) provided by financing activities	(1,402,000)	160,000

Net increase (decrease) in cash and cash equivalents	2,178,000	(133,000)

Cash and cash equivalents at beginning of period	10,518,000	11,803,000
Cash and cash equivalents at end of period	$ 12,696,000	$ 11,670,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options in 2006 using 21,484
shares of common stock	$156,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note A – Basis of Presentation

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2006, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B – Stock-Based Compensation and Earnings Per Share

The Company has stock options outstanding from three stock-based employee compensation plans, the Amended and Restated 1986 Incentive Stock Option Plan, the 2001 Incentive Stock Option Plan, and the 2003 Omnibus Incentive Plan.

The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the three months ended March 31, 2007 and 2006, respectively, under the provisions of Statement of Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock-based compensation expense:
Stock options	$ 159,000	$ 115,000
Restricted stock		6,000
Income tax benefit	(60,000)	(41,000)
Net decrease in net income	$ 99,000	$ 80,000
Decrease in earnings per share:
Basic	$ .01	$ .01
Diluted		$ .01

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock, applying the treasury stock method. Due to the net loss incurred in the first quarter 2007, there were no dilutive options. The diluted earnings per share calculation excludes the effect of approximately 1,264,000 options for the three months ended March 31, 2006, since such options have an exercise price in excess of the average market price of the Company’s common stock.

Note C – Inventories, net

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
Purchased parts and components	$ 1,982,000	$ 2,444,000
Work in process	1,779,000	2,445,000
Finished goods	959,000	789,000
Net	$ 4,720,000	$ 5,678,000

Note D – Investments

At March 31, 2007 and December 31, 2006, investments consisted of high grade, auction rate municipal securities which were classified as available-for-sale. At both March 31, 2007 and December 31, 2006, securities with a maturity of five to ten years totaled $2,000,000 and all other securities mature in greater than ten years.

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

Note E – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the first quarter 2007 and 2006 were as follows:

	2007	2006
Accrued warranty obligations, January 1,	$ 309,000	$ 310,000
Actual warranty experience	(21,000)	(19,000)
Warranty provisions	(76,000)	(25,000)
Accrued warranty obligations, March 31,	$ 212,000	$ 266,000

Note F – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. In July 2006, this program was extended through July 2007. Repurchased shares will be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 301,550 shares through March 31, 2007 for approximately $1,517,000.

Note G – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, research activities, tax exempt interest and foreign sales. For the first quarter 2007, the Company’s annual estimated effective tax rate was 18% and did not include any discrete items. For the first quarter 2006, the effective tax rate was 17%. This rate in 2006 was a combination of an expected annual effective tax rate of 27%, reduced by the recording of a discrete tax benefit of $60,000 which related to a previously unused tax credit. In 2006, the U.S. research and development tax credit was not extended under tax law until the fourth quarter of 2006.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes" - an Interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 applies to each income tax position accounted for under SFAS No. 109, at each financial statement reporting date. This process involves the assessment of whether each income tax position is more likely than not of being sustained based on its technical merits. In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company reports the difference between the tax benefit recorded for financial statement purposes and the amount reflected in the tax return within prepaid income taxes, income taxes payable, deferred tax assets or deferred tax liabilities.

Total unrecognized tax benefits recorded in the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006 are $1,063,000 and $1,053,000, respectively. Upon the adoption of FIN 48 on January 1, 2007, the Company recognized a $3,000 increase in its liability for unrecognized tax benefits. The increase has been accounted for as a reduction to the January 1, 2007 balance of retained earnings. Subsequent to January 1, 2007, the Company recognized a $7,000 increase in the liability for unrecognized tax benefits related to interest.

Included in the March 31, 2007 and January 1, 2007 liability for unrecognized tax benefits are $1,063,000 and $1,056,000, respectively, of unrecognized tax benefits that if recognized would impact the effective tax rate.

The activity in the liability for unrecognized tax benefits for the quarter ended March 31, 2007 was as follows:

2007
Balance at December 31, 2006	$1,053,000
Impact of adopting of FIN 48	3,000
Interest added during 2007	7,000
Balance at March 31, 2007	$1,063,000

The Company accrues interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the balance of unrecognized tax benefits as of March 31, 2007 and January 1, 2007 are accrued interest and penalties in the amount of $92,000 and $84,000, respectively.

The company files U.S. federal, U.S. state, and foreign tax returns. For federal and foreign tax returns the Company is generally no longer subject to tax examinations for years prior to 2003. For state returns, the Company is no longer subject to tax examinations for years prior to 2002. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in 2007.

Note H – Restructuring Costs

Restructuring charges amounted to $435,000 in the first quarter 2006 and were primarily related to severance expenses incurred and estimated for the closing of the Company’s Norwood, Massachusetts engineering center.

A summary of the activity with respect to restructuring charges in the three months ended March 31, 2006 is as follows:

	Number of employees	Severance Reserve	Total
Balance at January 1, 2006
2006 restructuring charges	8	$435,000	$435,000
2006 utilization	(8)	(269,000)	(269,000)
Balance at March 31, 2006		$166,000	$166,000

At December 31, 2006, the Company had an accrued restructuring liability related to certain lease termination costs which totaled $492,000. During the three months ended March 31, 2007, the utilization of this balance was $90,000, reducing the accrued liability balance to $402,000 at March 31, 2007.

Note I – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company is currently evaluating this statement.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating this statement.

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

Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are set forth below:

•	Revenue Recognition
•	Software Development Costs
•	Valuation of Inventories
•	Income Taxes
•	Product Warranty
•	Carrying Value of Goodwill
•	Stock-Based Compensation
•	Restructuring Costs

Revenue Recognition: Revenue is recognized from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Product sales represent the majority of our revenue and include both hardware products and hardware products with embedded software. Revenue is recognized from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, products are sold on terms which transfer title and risk of loss at a specified location, typically the shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment. If these conditions are not met, revenue recognition is deferred until such time as these conditions have been satisfied.

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, “Software Revenue Recognition.” For the sale of multiple-element arrangements whereby equipment is combined with other elements, such as software and maintenance, the Company allocates to, and recognizes revenue from, the various elements based on their fair value. Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, revenue recognition is deferred and revenue will be recognized when all obligations under the arrangement are fulfilled. Revenue from software maintenance contracts is recognized ratably over the contractual period.

Revenue from consulting and other services is recognized at the time the services are rendered. Certain products are sold through distributors who are granted limited rights of return. Potential returns are accounted for at the time of sale.

The accounting estimate related to revenue recognition is considered a “critical accounting estimate” because terms of sale can vary, and judgment is exercised in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Judgment is exercised within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectability is reasonably assured.

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If the technological feasibility for a particular project is judged not to have been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to cost of goods sold, as applicable. The accounting estimate related to software development costs is considered a “critical accounting estimate” because judgment is exercised in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Judgment is exercised within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

Income Taxes: Income taxes are accounted for using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of the temporary differences between the carrying amounts and the tax basis of such assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. The Company operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of the Company. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Product Warranty: Warranty obligations are incurred in connection with the sale of certain products. The warranty period for these products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required.

Carrying Value of Goodwill: Tests for impairments of goodwill are conducted annually, at year end, or more frequently if circumstances indicate that the asset might be impaired. The accounting estimate related to impairment of goodwill is considered a "critical accounting estimate" because these impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that the goodwill’s carrying amount exceeds its fair value.

Stock-Based Compensation: Stock options are granted to purchase our Common Stock. Under the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment,” stock compensation expense is recorded based upon the fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

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

Overview

The following discussion contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and these forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company is a global supplier of integrated “IP-based” platforms and solutions for advanced communications networks and innovative computer system architectures. The Company targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. Of the three vertical markets served, telecommunications is the largest and represented approximately 75% of the Company’s business in 2006. The aerospace and defense vertical market was previously referred to as the defense and homeland security market in the Company’s filings with the SEC. The Company changed its name for this market during the first quarter of 2007 to more accurately reflect the nature of the market.

The Company’s products are marketed through a direct worldwide sales force under a variety of brand names including Advanced Managed Platforms™, NexusWare™ and SEGway™. These products are based on open standards and are sold as fully-integrated, purpose-built, application ready platforms, or as individual blade components for the embedded communications marketplace. A key point of differentiation of the Company’s products, from competing products, is the internally developed software available with each product. When sold as platforms, known as Advanced Managed Platform products, customers can quickly move to the enhanced value steps of their products while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market.

The telecommunications market served by the Company depends upon carrier spending to upgrade network infrastructure to next-generation equipment. Consolidation in the telecommunications industry and a softening of carrier spending, particularly in the United States, impacted the Company’s revenue and financial performance in the first quarter 2007.

Despite the overall weakness in the telecommunications market, the Company has identified sales opportunities in selective areas within the communications market. One such market requirement is for signaling over IP transport solutions among smaller (Tier 2 and Tier 3) carriers in the U.S. In addition, the Company hired an experienced sales person during the first quarter 2007 to focus on selling its SEGway signaling products into Eastern Europe and Central America. Both regions show promise for the Company’s SEGway products because of their increasing utilization of IP networks. Distributor relationships have already been established in each of these regions.

The Company is also seeing numerous new communications opportunities for aerospace and defense network applications. U.S. government agencies have begun initiatives to upgrade their current communications infrastructure and to build-out new communications networks over IP. The Company is working with numerous prime contractors who are designing the Company’s Advanced Managed Platforms into these network architectures. During the first quarter 2007, the Company shipped platform products for seven such aerospace and defense programs.

These business opportunities in signaling, aerospace and defense appear to have shorter sales cycles to revenue than in the traditional embedded telecommunications equipment market the Company serves.

Management is also proceeding with multi-faceted initiatives to position the Company for long-term growth. These initiatives include ongoing enhancement to the Company’s Embedded Systems Group’s value proposition of a tightly integrated solution set, continued investment in the Company’s Signaling Systems Group, and actions to better maximize the return on the Company’s considerable IP-packet and carrier-grade Linux core technologies.

In January 2007, John M. Slusser was appointed as the permanent president and chief executive officer.

Strategy

The Company supplies embedded, standards-based products and solutions to customers serving the telecommunications, aerospace and defense, and commercial markets. Today these products and solutions are typically integrated into combinations of computer systems’ hardware and software elements which the Company refers to as Advanced Managed Platforms. These platforms offer significant customer advantages that include reduced time-to-market, enhanced cost-versus-performance metrics, and high availability.

The Company repositioned its product strategy in 2003 to deliver fully managed, integrated IP-based platforms to the embedded communications marketplace. This positioning enabled the Company to address more than 60% of the served available market. Today, the Company’s line of integrated IP-based platforms and solutions specifically addresses equipment manufacturers’ requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy also enables the Company’s customers to replace proprietary or legacy platforms with the latest generation of platform products.

There are identifiable risks associated with carrying out the Company’s strategy in the current economic climate. Some of the Company’s end markets are not expected to grow in 2007. In order to improve profitability in this environment, the Company’s sales efforts will have to be more innovative and aggressive. Management believes that based on its analysis of the marketplace and the strength of the Company’s product and technology portfolio, the identified risks are manageable. If successful, management believes its initiatives can yield improved profitability, particularly if the business cycle starts to show improvement.

Financial Overview

Revenue:

Revenue in the first quarter 2007 was $9.4 million, compared to $12.2 million in the corresponding quarter a year earlier. While the decline in revenue was spread across a variety of telecommunications customers, the majority of this revenue decline is attributable to reduced shipments to the Company’s largest customer, Alcatel-Lucent, which sells into the U.S. wireless market. Alcatel-Lucent’s purchases from the Company were $1.0 million in the first quarter 2007, compared to $3.3 million in the first quarter 2006. The Company believes that the decrease of Alcatel-Lucent sales was a result of decreased end customer demand.

Shipments to customers outside of the United States represented 43% and 41% of sales in the first quarter of 2007 and 2006, respectively.

Earnings:

Net loss for the first quarter 2007 amounted to $.6 million, or $.05 per basic share, including stock-based compensation expense of $.2 million, or $.01 per share, based on 13.2 million shares outstanding.

Net income for the first quarter 2006 amounted to $.5 million, or $.04 per diluted share based on 13.3 million shares outstanding and included restructuring charges of $.4 million, or $.02 per diluted share, primarily related to the closing of the Company’s Norwood engineering center and stock-based compensation expense of $.1 million or $.01 per share, based upon 13.3 million shares outstanding.

Liquidity:

Cash, cash equivalents and investments amounted to $37.0 million and $35.2 million at March 31, 2007 and December 31, 2006, respectively. The Company had no long-term debt at either date.

Cash generated from operating activities amounted to $3.9 million and $.7 million in the first quarter of 2007 and 2006, respectively. The period-over-period increase in cash generated from operating activities amounted to $3.2 million and is primarily attributable to changes in working capital (reduced inventories and accounts receivable collections), offset by lower net income in the comparative periods.

Restructuring activities:

In 2006, the Company closed its engineering center in Norwood, Massachusetts and transferred product development and customer support for the voice technology products to the Company’s other engineering centers. During the three months ended March 31, 2006, restructuring charges amounted to $.4 million, or $.02 per diluted share, primarily related to these efforts.

Key Performance Indicators:

The Company works closely with customers to incorporate its platforms, blades and software solutions into their next designs. Such “design wins” have been a useful metric for the Company to judge product acceptance in the marketplace. Design wins in the Company’s traditional embedded communications equipment market, if successfully implemented by customers, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

During the first quarter 2007, the Company was notified of two design wins for its Advanced Managed Platforms (with multiple products). During the first quarter 2006, the Company was notified of three design wins for its products. These design wins were for the Company’s Advanced Managed Platform (with multiple products) (2), and individual SEGway products (1). Each design win is expected to generate at least $.5 million of annualized revenue when and if production volumes are reached. Not all design wins are expected to result in production orders.

The Company believes that another key indicator for its business is the volume of orders received from customers. During weak economic periods, customers’ visibility deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be very limited. Shipments to customers in the first quarter 2007 amounted to $9.4 million, compared to $12.2 million in the first quarter 2006. Revenue in the first quarter of 2007 was negatively impacted by reduced purchases by the Company’s largest customer and weaker demand in the telecommunications market.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Quarter Ended March 31, 2007, Compared with

the Quarter Ended March 31, 2006

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of income for the periods indicated.

	Three Months Ended
	March 31,
	2007	2006

Sales	100.0%	100.0%
Cost of goods sold	50.2	49.0
Gross profit	49.8	51.0

Operating expenses:
Selling and marketing	17.2	11.3
Research and development	31.1	23.0
General and administrative	14.1	10.6
Restructuring charges		3.5
Total operating expenses	62.4	48.4
(Loss) income from operations	(12.6)	2.6

Other income, net	4.6	2.8
(Loss) income before income taxes	(8.0)	5.4

Income tax (benefit) provision	(1.4)	.9
Net (loss) income	(6.6)%	4.5%

Sales. Total revenue for the first quarter 2007 amounted to $9.4 million, compared to $12.2 million for the corresponding quarter in 2006. During the first quarter 2007, two customers each accounted for 11% of sales. In the first quarter 2006, one customer represented 22% of sales. In the first quarter 2007, the Company’s four largest customers represented 35% of sales, compared to 40% of sales in the first quarter 2006.

Shipments to customers outside of the United States represented 43% and 41% of the Company’s sales during the first quarter 2007 and 2006, respectively. Total shipments to the United Kingdom represented 14% of sales in the first quarter of 2007. Sales to a single foreign country did not exceed 10% of revenue during the first quarter 2006.

The Company’s products are grouped into three distinct categories in one market segment. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Communications	56%	48%
Computing	28%	20%
Switching	16%	32%
Total	100%	100%

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This family includes a complete line of communications protocols. Many of the Company’s signaling products provide a signaling bridge between circuit switched networks and the growing “IP- based” networks, and enable the transport of signaling messages over IP networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $5.3 million and $5.9 million in the first quarter of 2007 and 2006, respectively. This decrease of $.6 million, or 10%, was primarily a result of general decreases in spending by this customer base during the comparative periods.

Computing products:

Computing products include integrated platform solutions, a range of single board computers, a variety of embedded system chassis and associated chassis management products.

Computing products revenue amounted to $2.6 million and $2.4 million in the first quarter 2007 and 2006, respectively. The increase in revenue of $.2 million, or 8%, was attributable to increased purchases from a major customer located in the United Kingdom.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.

Switch revenue totaled $1.5 million and $3.9 million in 2007 and 2006, respectively. This decrease of $2.4 million, or 62%, reflects the combination of decreased switch sales to one customer, Alcatel-Lucent, of $1.9 million, whose customer demand decreased, and lower sales to other customers serving the carrier market.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 49.8% and 51.0% of sales for the first quarter 2007 and 2006, respectively. Gross margin for the comparative periods decreased in 2007 due to reduced revenue which resulted in fixed manufacturing costs representing a higher percentage of sales in first quarter 2007. In addition, the partial shift in revenue from higher margin products (Communications and Switching) to lower margin products (Computing) also negatively impacted gross margin. Included in cost of goods sold is the amortization of software development costs which totaled $.4 million in both the first quarters of 2007 and 2006.

Total Operating Expenses. Total operating expenses in the first quarter 2007 amounted to $5.8 million, compared to $5.9 million in the same period of 2006. Operating expenses in 2006 includes restructuring expenses of $.4 million.

Selling and marketing expenses were $1.6 million and $1.4 million for the first quarter 2007 and 2006, respectively. This increase is related to increased personnel costs resulting from the Company’s transformation and expansion of its sales organization as well as increased marketing activities, primarily trade shows, in the comparative quarters.

Research and development expenses were $2.9 million and $2.8 million in the first quarter 2007 and 2006, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.5 million during both first quarter of 2007 and 2006. The increase in gross expenditures for the comparative periods of $.1 million includes increased personnel and new product design costs, offset by reduced costs resulting from the closing of the Company’s Norwood engineering center.

General and administrative expenses were comparable for each of the comparative periods totaling $1.3 million in both the first quarter 2007 and 2006.

Restructuring charges amounted to $.4 million in the first quarter 2006 and were primarily related to severance expenses incurred and estimated for the closing of the Company’s Norwood, Massachusetts engineering center.

Other Income, net. Other income consists primarily of interest income. Funds are primarily invested in high quality, auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates resulted in an increase in interest income in 2007.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company’s international operations, research activities, tax exempt interest and foreign sales. For the first quarter 2007, the Company’s annual estimated effective income tax rate is 18%. For the first quarter 2006, the effective tax rate was 17%. The rate in 2006 was a combination of an expected annual effective tax rate of 27%, reduced by the recording of a discrete tax benefit of $.1 million, which related to a previously unused tax credit. The expected annual effective tax rate in first quarter 2007 was less than the same period in 2006 primarily due to a research and development tax credit in the United States.

The Company implemented the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As required by FIN 48, the cumulative effect of applying the provisions of the Interpretation have been reported as an adjustment to the Company’s retained earnings balance as of January 1, 2007. The Company reduced its January 1, 2007 retained earnings by approximately $3,000 with a corresponding increase to the appropriate tax liability accounts as a result of the adoption of FIN 48.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash, cash equivalents and investments, which together totaled $37.0 million at March 31, 2007, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $46.8 million and $47.7 million at March 31, 2007 and December 31, 2006, respectively.

Cash provided by operating activities amounted to $3.9 million for the three months ended March 31, 2007. This amount included a net loss of $.6 million, offset by a depreciation and amortization charge of $.6 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with decreases of inventory and accounts receivable of $1.0 million and $2.7 million, respectively. The decrease in inventory was a result of reduced purchases due to implementation of a vendor consigned inventory program and lower production levels forecasted for the second quarter. The decrease in accounts receivable was primarily the result of lower sales in the first quarter.

Cash used by investing activities during the first three months of 2007 totaled $.3 million. This utilization was primarily the result of the capitalization of software development costs amounting to $.5 million.

Cash used by financing activities for the first three months of 2007 amounted to $1.4 million, resulting primarily from the purchases of treasury stock. The Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million in July 2005. This program was extended to July 2007. Under this program, shares of Common

Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 301,550 common shares for approximately $1.5 million in the first quarter 2007.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first quarter 2007.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the first quarter 2007.

The Company has approximately $1.1 million associated with unrecognized tax benefits and related interest and penalties. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

Current Position:

Assuming there is no significant change in the business, management believes that the Company’s current cash, cash equivalents and investments, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing to evaluate strategic acquisitions to accelerate the Company’s growth and market penetration efforts. These strategic acquisition efforts could have an impact on working capital, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company is currently evaluating this statement.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating this statement.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to future events and financial performance, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believes,” “anticipates,” “plans,” “may,” “intend,” “estimate,” “will,” “should,” “could,” “feels,” “is optimistic,” “expects,” and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

Our future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond our control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations and potential material weaknesses. These statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2006, as reported in its Annual Report on Form 10-K, and other documents as filed with the Securities and Exchange Commission.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of our investments and believe our exposure to such risk is minimal. Our investments are made in accordance with our investment policy and primarily consist of auction rate municipal securities. We are also subject to foreign exchange risk related to our operations in Ottawa, Canada. We believe that our exposure to foreign currency risk is minimal. We do not participate in the investment of derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

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

PERFORMANCE TECHNOLOGIES, INCORPORATED

May 10, 2007	By: /s/ John M. Slusser
John M. Slusser
President and
Chief Executive Officer

May 10, 2007	By: /s/ Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and

Chief Financial Officer

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2007	By:/s/ John M. Slusser
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2007	By:/s/ Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 10, 2007	By:/s/ John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: May 10, 2007	By:/s/ Dorrance W. Lamb
Dorrance W. Lamb

Chief Financial Officer and Senior Vice President