Form 10-Q
period 2007-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2007-08-09
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

The number of shares outstanding of the registrant's common stock was 12,666,823 as of July 31, 2007.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2007 and
December 31, 2006 (unaudited)	3

Consolidated Statements of Income for the Three and Six
Months Ended June 30, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2007 and 2006 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	June 30,	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$ 9,252,000	$10,518,000
Investments	26,025,000	24,675,000
Accounts receivable, net	6,845,000	9,561,000
Inventories	4,564,000	5,678,000
Prepaid income taxes	869,000
Prepaid expenses and other assets	704,000	767,000
Deferred taxes	2,289,000	2,495,000
Total current assets	50,548,000	53,694,000

Property, equipment and improvements, net	2,187,000	2,213,000
Software development costs, net	3,047,000	3,185,000
Deferred taxes	1,010,000	1,026,000
Goodwill	4,143,000	4,143,000
Total assets	$60,935,000	$64,261,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 805,000	$ 1,460,000
Accrued expenses	4,201,000	4,302,000
Income taxes payable		232,000
Total current liabilities	5,006,000	5,994,000

Income taxes payable	1,094,000
Total liabilities	6,100,000	5,994,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized;
13,304,596 and 13,277,201 shares issued, respectively;
12,731,452 and 13,277,201 shares outstanding, respectively	133,000	133,000
Additional paid-in capital	15,151,000	14,699,000
Retained earnings	42,380,000	43,435,000
Treasury stock - at cost; 573,144 and no shares
held at June 30, 2007 and December 31, 2006, respectively	(2,829,000)
Total stockholders' equity	54,835,000	58,267,000
Total liabilities and stockholders' equity	$60,935,000	$64,261,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$ 9,603,000	$13,052,000	$18,959,000	$25,220,000
Cost of goods sold	4,540,000	6,143,000	9,241,000	12,100,000
Software capitalization write-off in
2007 and non RoHS inventory
charge in 2006	475,000	801,000	475,000	801,000
Gross profit	4,588,000	6,108,000	9,243,000	12,319,000

Operating expenses:
Selling and marketing	1,673,000	1,453,000	3,276,000	2,823,000
Research and development	2,413,000	2,981,000	5,323,000	5,781,000
General and administrative	1,184,000	1,462,000	2,504,000	2,746,000
Restructuring charges	214,000	559,000	214,000	994,000
Total operating expenses	5,484,000	6,455,000	11,317,000	12,344,000
Loss from operations	(896,000)	(347,000)	(2,074,000)	(25,000)

Note receivable recovery	143,000		143,000
Other income, net	773,000	371,000	1,206,000	705,000
Income (loss) before income taxes	20,000	24,000	(725,000)	680,000

Income tax provision (benefit)	450,000	(48,000)	323,000	62,000
Net (loss) income	$ (430,000)	$ 72,000	$(1,048,000)	$ 618,000

Basic (loss) earnings per share	$ (0.03)	$ 0.01	$ (0.08)	$ 0.05

Diluted earnings per share		$ 0.01		$ 0.05

Weighted average number of
common shares used in basic
earnings per share	12,864,215	13,181,034	13,036,106	13,141,358
Potential common shares		175,385		203,107
Weighted average number of
common shares used in diluted
earnings per share		13,356,419		13,344,465

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net (loss) income	$ (1,048,000)	$ 618,000
Non-cash adjustments:
Depreciation and amortization	1,622,000	1,156,000
Tax benefit from stock option exercises	15,000	233,000
Stock-based compensation expense	326,000	289,000
Deferred income taxes	222,000	(151,000)
Other		15,000
Changes in operating assets and liabilities:
Accounts receivable	2,716,000	(1,649,000)
Inventories	1,114,000	697,000
Prepaid expenses and other assets	63,000	57,000
Accounts payable and accrued expenses	(756,000)	(869,000)
Prepaid income taxes and income taxes payable	(10,000)	78,000
Net cash provided by operating activities	4,264,000	474,000

Cash flows from investing activities:
Purchases of property, equipment and
improvements	(367,000)	(588,000)
Capitalized software development costs	(1,091,000)	(948,000)
Purchases of investments	(61,425,000)	(41,425,000)
Proceeds from sales of investments	60,075,000	41,500,000
Net cash used by investing activities	(2,808,000)	(1,461,000)

Cash flows from financing activities:
Purchases of treasury stock	(2,844,000)
Tax windfall benefit from stock option exercises	4,000	24,000
Exercise of stock options	118,000	595,000
Net cash (used) provided by financing activities	(2,722,000)	619,000

Net decrease in cash and cash equivalents	(1,266,000)	(368,000)

Cash and cash equivalents at beginning of period	10,518,000	11,803,000
Cash and cash equivalents at end of period	$ 9,252,000	$11,435,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options using 57,484 shares
of common stock in 2006		$ 426,000

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

Note B – Stock-Based Compensation and Earnings Per Share

The Company has stock options outstanding from three stock-based employee compensation plans: the Amended and Restated 1986 Incentive Stock Option Plan, the 2001 Incentive Stock Option Plan, and the 2003 Omnibus Incentive Plan.

The Company recognizes compensation expense in the financial statements for stock option awards based on the grant-date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the three and six month periods ended June 30, 2007 and 2006, respectively, under the provisions of Statement of Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock-based compensation expense:
Stock options	$ 167,000	$ 162,000	$ 326,000	$ 277,000
Restricted stock		6,000		12,000
Income tax benefit	(57,000)	(64,000)	(117,000)	(110,000)
Net decrease in net income	$ 110,000	$ 104,000	$ 209,000	$ 179,000

Decrease in earnings per share:
Basic	$ 0.01	$ 0.01	$ 0.02	$ 0.01
Diluted		$ 0.01		$ 0.01

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock, using the treasury stock method. Due to the net loss incurred in the first two quarters of 2007, there were no dilutive options. The diluted earnings per share calculation excludes the effect of approximately 1,208,000 and 1,330,000 options for the three and six months ended June 30, 2006, since such options had an exercise price in excess of the average market price of the Company’s common stock for those periods.

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,567,966	$ 9.49
Granted ($2.21 weighted average fair value)	587,700	4.95
Exercised	(30,405)	3.88
Expired	(366,825)	11.95
Outstanding at June 30, 2007	1,758,436	7.56

Exercisable at June 30, 2007	883,336	$ 9.59

On May 24, 2007, the Board of Directors granted the executive officers of the Company a total of 255,000 stock options with an exercise price of $4.93 per share. Half of these stock options are time vested and half are performance vested. All of the performance vested options will vest upon the Company’s achievement of annual earnings per share of at least $.40 in any of the years ending December 31, 2007, 2008 or 2009.

At June 30, 2007, the Company had approximately $1,660,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 3.5 years.

Note C – Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Purchased parts and components	$ 1,605,000	$ 2,444,000
Work in process	1,867,000	2,445,000
Finished goods	1,092,000	789,000
Net	$ 4,564,000	$ 5,678,000

The Restriction of Certain Hazardous Substances (“RoHS”) Directive issued by the European Union (EU) became effective on July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration levels of certain substances, including lead. In the second quarter 2006, the Company recorded a charge to cost of goods sold amounting to $801,000 for excess non-compliant “RoHS” inventory that was not expected to be sold.

Note D – Software Development Costs

Software development costs consisted of the following:

	June 30,	December 31,
	2007	2006
Capitalized software development costs	$ 12,015,000	$ 11,399,000
Less: accumulated amortization	(8,968,000)	(8,214,000)
Net	$ 3,047,000	$ 3,185,000

Amortization of software development costs included in cost of goods sold was $844,000 and $405,000 in the second quarter of 2007 and 2006, respectively. Second quarter 2007 amortization included a charge to write off software development costs amounting to $475,000 that were capitalized for a new product which had not reached commercial general release and was discontinued. Amortization of software development costs included in cost of goods sold was $1,229,000 and $783,000 for the six months ended June 30, 2007 and 2006, respectively.

Note E – Notes Receivable

In May 2007, the Company received proceeds of $500,000 from the disposition of a note receivable from an unaffiliated company, upon which a valuation charge had been recorded in 2004. The proceeds were recorded as a note receivable recovery in the amount of $143,000 and interest income in the amount of $357,000.

Note F – Investments

At June 30, 2007 and December 31, 2006, investments consisted of high grade, auction rate municipal securities which were classified as available-for-sale. At June 30, 2007 all investment securities mature in greater than ten years. At December 31, 2006, securities with a maturity of five to ten years totaled $2,000,000 and all other securities mature in greater than ten years.

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and, despite the long-term nature of their stated contractual maturities, these securities historically have had the ability to be quickly liquidated. All income generated from these investments was recorded as interest income.

Note G – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Accrued warranty obligations, January 1	$ 309,000	$ 310,000
Actual warranty charges	(69,000)	(30,000)
Warranty provisions	(28,000)	(4,000)
Accrued warranty obligations, June 30	$ 212,000	$ 276,000

Note H – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. This program has been extended through July 2008. Repurchased shares will be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 576,154 shares through June 30, 2007 for $2,844,000.

Note I – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, research activities, tax exempt interest and foreign sales. In the second quarter 2007, the Company’s annual estimated effective tax rate was adjusted to 2%, and the tax provision included a discrete income tax charge in the amount of $190,000 associated with the Company’s recovery on a note receivable (see Note E). The second quarter 2007 income tax provision also included a discrete income tax charge to adjust the Company’s net deferred tax assets to reflect a change by the State of New York in its corporate income tax apportionment methodology. As a result of this change, the Company lowered its effective tax rate used in computing its net deferred tax assets from 38% to 36% and recorded an income tax charge in the amount of $127,000.

For the second quarter 2006, the effective tax rate was a benefit of 200%. This rate in 2006 was a combination of an adjustment to the annual expected effective income tax rate of 18% and a discrete tax benefit of $60,000 which was related to a previously unused tax credit.

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

Total unrecognized tax benefits recorded in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006 are $1,094,000 and $1,053,000, respectively. Upon the adoption of FIN 48 on January 1, 2007, the Company recognized a $3,000 increase in its liability for unrecognized tax benefits. The increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Subsequent to January 1, 2007, the Company recognized a $38,000 increase in the liability for unrecognized tax benefits related to interest.

The entire balance of the liability for unrecognized tax benefits at June 30, 2007 and at January 1, 2007 would, if recognized, impact the effective tax rate.

The activity in the liability for unrecognized tax benefits for the six month period ended June 30, 2007 was as follows:

2007
Balance at December 31, 2006	$1,053,000
Impact of adopting of FIN 48	3,000
Interest added during 2007	38,000
Balance at June 30, 2007	$1,094,000

The Company accrues interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the balance of unrecognized tax benefits as of June 30, 2007 and January 1, 2007 are accrued interest and penalties in the amount of $122,000 and $84,000, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2003. For state returns, the Company is no longer subject to tax examinations for years prior to 2002. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in 2007.

Note J – Restructuring Costs

Restructuring charges amounted to $214,000 and $559,000 in the second quarter 2007 and 2006, respectively, and $214,000 and $994,000 for the six months ended June 30, 2007 and 2006, respectively.

Restructuring charges in 2007 relate to the Company’s revision of its estimate of the restructuring charge related to sub-leasing property in San Luis Obispo, California due to a change in estimated future cash flows. At June 30, 2007, the Company’s estimated restructuring liability related to this facility was $528,000. During the three months ended June 30, 2007, the utilization of this balance was approximately $90,000.

Restructuring charges in the second quarter and six months ended June 30, 2006 included severance costs amounting to $437,000 and $872,000, respectively. Restructuring charges for the second quarter 2006 also included lease termination expenses amounting to $122,000. These costs were incurred and estimated for closing the Company’s Norwood, Massachusetts engineering center. Total cash paid relating to restructuring efforts in the second quarter 2006 and six month period ended June 30, 2006 amounted to $548,000 and $889,000, respectively.

Note K – Recent Accounting Pronouncements

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” The EITF concluded that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The guidance in this EITF becomes effective for fiscal years beginning after December 15, 2007. The Company does not expect this EITF to have a material effect on our financial position or results of operations.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.” The guidance in this FSP clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP becomes effective upon adoption of the FASB Interpretation No. 48, which the Company adopted in January 2007. The application of this FSP has not had a material impact on the Company’s financial position, results of operations or liquidity.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this Statement on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company does not expect that adoption of this statement will have a material effect on our financial position or results of operations.

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

Revenue Recognition: Revenue is recognized from product sales in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Product sales represent the majority of our revenue and include both hardware products and hardware products with embedded software. Revenue is recognized from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, products are sold on terms which transfer title and risk of loss at a specified location, typically the shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment. If these conditions are not met, revenue recognition is deferred until such time as these conditions have been satisfied.

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

The Company is a global supplier of integrated “IP-packet based” platforms and solutions for advanced communications networks and innovative computer system architectures. The Company targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. Of the three vertical markets served, telecommunications is the largest and represented approximately 75% of the Company’s business in 2006.

The Company’s products are marketed through a direct worldwide sales force under a variety of brand names including Advanced Managed Platforms™, NexusWare® and SEGway™. These products are based on open standards and are sold as fully-integrated, purpose-built, application ready platforms, or as individual blade components for the embedded communications marketplace. A key point of differentiation of the Company’s products from competing products is the internally developed software available with each product. When sold as platforms, known as Advanced Managed Platform or SEGway products, customers can quickly move to the enhanced value steps of their products while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market.

A substantial portion of the telecommunications market served by the Company depends upon service provider spending to upgrade and evolve network infrastructure. A relatively low level of such infrastructure spending, particularly in the United States, and the ongoing effects of considerable consolidation in the telecommunications industry, continue to impact the Company’s revenue and financial performance. Management expects the softness in the telecommunications market will extend beyond the current quarter.

Management has identified sales opportunities in selective areas within the communications market that it believes can drive future revenue growth and profitability. One such area is Aerospace and Defense. Several U.S. government agencies have begun initiatives to upgrade aging communications infrastructure with new communications networks over IP. The Company is pursuing additional government opportunities with numerous prime contractors including Raytheon, Lockheed Martin, Rockwell Collins and General Dynamics to incorporate the Company’s Advanced Managed Platforms and NexusWare Linux-based software into these new network architectures. The Company’s shipments for these programs accelerated during the second quarter 2007 and are expected to continue to grow as additional government programs of this nature are awarded.

Another such focused market opportunity is Signaling over IP transport solutions for traditional and emerging Tier 2 and Tier 3 telecommunications service providers. In June at NXTcomm 2007 the Company introduced a new platform product that doubles the capacity of its SEGway Signaling Systems and a new IP-Edge Signaling solution which drives the intelligence of signaling to the edge of the network. Management believes these two new products significantly broaden the Company’s signaling product portfolio and attractiveness to cost conscious service providers who need to leverage legacy investments while migrating to IP-based signaling networks.

Currently, the sales cycles for the Aerospace and Defense and Signaling over IP product areas are shorter to revenue than the traditional embedded telecommunications equipment market we serve.

Management is proceeding with multi-faceted initiatives to position the Company for long-term growth. These Company initiatives include ongoing enhancement to the Embedded Systems Group’s value proposition of a tightly integrated hardware/software solution set, continued investment in the Company’s Signaling Systems Group, and actions to better maximize the return on the Company’s considerable IP-packet and carrier-grade Linux core technologies.

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

The Company’s product strategy is to deliver fully managed, Linux-based, integrated IP-based platforms to the embedded communications marketplace. This strategy enables the Company to address approximately 60% of the served available market. Today, the Company’s line of Advanced Managed Platforms with NexusWare Linux-based software specifically addresses equipment manufacturers’ requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy provides a viable alternative to proprietary or legacy platforms and offers a contemporary platform replacement product of equal or greater capacity.

There are identifiable risks associated with carrying out the Company’s strategy in the current economic climate. Some of the Company’s end markets are not expected to grow in 2007. In order to improve profitability in this environment, the Company’s sales efforts will have to be more innovative and aggressive. Management believes that based on its analysis of the marketplace and the strength of the Company’s product and technology portfolio the identified risks are manageable. If successful, management believes its initiatives can yield improved profitability, particularly if the business cycle starts to show improvement.

Financial Overview

Revenue:

Revenue in the second quarter 2007 was $9.6 million, compared to $13.1 million in the corresponding quarter in 2006. The decline in revenue was spread across a variety of telecommunications customers including reduced shipments to the Company’s two largest customers, which totaled $2.4 million in the second quarter 2007, compared to $3.5 million in the second quarter 2006. Revenue for the six months ended June 30, 2007 amounted to $19.0 million, compared to $25.2 million during the corresponding period in 2006.

Shipments to customers outside of the United States represented 54% and 43% of sales in the second quarter of 2007 and 2006, respectively, and 48% and 44% for the six months ended June 30, 2007 and 2006, respectively.

Earnings:

Net loss for the second quarter 2007 amounted to $.4 million, or $.03 per basic share, based on 12.9 million shares outstanding, and included:

•	Stock-based compensation expense of $.2 million, or $.01 per share;
•	A write-off of software development costs amounting to $.5 million, or $.04 per share;
•	Restructuring charges of $.2 million, or $.02 per share;
•	A recovery on a note receivable of $.5 million, or $.02 per share;
•	Discrete income tax charges totaling $.3 million, or $.02 per share.

Net income for the second quarter 2006 amounted to $.1 million, or $.01 per diluted share, based on 13.4 million shares outstanding, and included stock-based compensation expense amounting to $.2 million, or $.01 per share; restructuring charges of $.6 million, or $.03 per share; and a charge for non-compliant “RoHS” inventory of $.8 million, or $.04 per share.

Net loss for the six months ended June 30, 2007 amounted to $1.0 million, or $.08 per basic share, based on 13.0 million shares outstanding, and included:

•	Stock-based compensation expense of $.3 million, or $.02 per share;
•	A write-off of software development costs amounting to $.5 million, or $.04 per share;
•	Restructuring charges of $.2 million, or $.02 per share;
•	A recovery on a note receivable of $.5 million, or $.02 per share;
•	Discrete income tax charges totaling $.3 million, or $.02 per share.

Net income for the six months ended June 30, 2006 amounted to $.6 million, or $.05 per diluted share, based on 13.3 million shares outstanding and included stock-based compensation expense amounting to $.3 million, or $.01 per share; restructuring charges of $1.0 million, or $.05 per share; and a charge for non-compliant “RoHS” inventory of $.8 million, or $.04 per share.

Liquidity:

Cash, cash equivalents and investments amounted to $35.3 million and $35.2 million at June 30, 2007 and December 31, 2006, respectively. The Company had no long-term debt at either date.

Cash generated from operating activities amounted to $4.3 million and $.5 million in the six month periods ended June 30, 2007 and 2006, respectively. The period-over-period increase in cash generated from operating activities amounted to $3.8 million and is primarily attributable to changes in working capital (reduced inventories and accounts receivable balances) and increased amortization (due to the software development cost write-off), offset by lower net income in the comparative periods.

Restructuring activities:

Restructuring charges amounted to $.2 million in the second quarter 2007, compared to $.6 million in the second quarter 2006. For the six months ended June 30, 2007, restructuring charges were $.2 million, compared to $1.0 million in the comparable 2006 period.

In the second quarter 2007, the Company reduced its estimate of future cash flows from sub-leasing property in San Luis Obispo, California necessitating the $.2 million restructuring charge. The second quarter 2006 restructuring charge related to closing the Company’s engineering center in Norwood, Massachusetts and transferring product development and customer support for the voice technology products to the Company’s other engineering centers. Restructuring charges in the second quarter and six months ended June 30, 2006 included severance costs amounting to $.4 million and $.9 million, respectively. Restructuring charges for the second quarter 2006 also included lease termination expenses amounting to $.1 million. Total cash paid relating to restructuring efforts in the second quarter 2006 and six month period ended June 30, 2006 amounted to $.5 million and $.9 million, respectively.

Key Performance Indicators:

The Company works closely with customers to incorporate its platforms, blades and software solutions into their new product designs. Such “design wins” have been a useful metric for the Company to judge product acceptance in the marketplace. Design wins in the Company’s traditional embedded communications equipment market, if successfully implemented by customers, reach production volumes at varying rates, generally beginning twelve to eighteen months after the design win occurs. A variety of risks such as schedule delays, cancellations, changes in customer markets and economic conditions can adversely affect a design win before production is reached, or during deployment.

During the second quarter 2007, the Company was notified of four design wins including one design win for a Communications product, which is expected to generate at least $1.5 million of annualized revenue if production volumes are reached. During the second quarter 2006, the Company realized two design wins for our products. These design wins were for the Company’s Advanced Managed Platform (with multiple products), and switch products. Not all design wins necessarily result in production orders.

The Company believes that another key indicator for its business is the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be very limited. Shipments to customers in the second quarter 2007 amounted to $9.6 million, compared to $13.1 million in the second quarter 2006. Revenue in the second quarter of 2007 was negatively impacted by weaker demand in the telecommunications market including reduced shipments to the Company’s two largest customers.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Three and Six Months Ended June 30, 2007, Compared with

the Three and Six Months Ended June 30, 2006

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.3	47.1	48.7	48.0
Software capitalization write-off in
2007 and non RoHS inventory
charge in 2006	4.9	6.1	2.5	3.2
Gross profit	47.8	46.8	48.8	48.8

Operating expenses:
Selling and marketing	17.4	11.1	17.3	11.2
Research and development	25.1	22.8	28.1	22.9
General and administrative	12.3	11.2	13.2	10.9
Restructuring charges	2.2	4.3	1.1	3.9
Total operating expenses	57.0	49.4	59.7	48.9
Loss from operations	(9.2)	(2.6)	(10.9)	(0.1)

Note receivable recovery	1.5		0.8
Other income, net	8.0	2.8	6.4	2.8
Income (loss) before income taxes	0.2	0.2	(3.8)	2.7

Income tax provision (benefit)	4.7	(0.4)	1.7	0.2
Net (loss) income	(4.5)%	0.6%	(5.5)%	2.5%

Sales. Total revenue for the second quarter 2007 amounted to $9.6 million, compared to $13.1 million for the corresponding quarter in 2006. During the second quarter 2007, one customer, Alcatel-Lucent,

accounted for 18% of our sales. In the second quarter 2006, one customer, Lucent, represented 17% of sales and another customer represented 10% of our sales. In the second quarter 2007, the Company’s four largest customers represented 40% of sales, compared to 40% of sales in the second quarter 2006.

Shipments to customers outside of the United States represented 54% and 43% of the Company’s sales during the second quarter 2007 and 2006, respectively; and 48% and 44% for the six months ended June 30, 2007 and 2006, respectively. Total shipments to customers in the United Kingdom represented 12% of sales in the second quarter of 2007, and 12% of sales in the second quarter of 2006. Total shipments to customers in the United Kingdom amounted to 13% and 11% in the six months ended June 30, 2007 and 2006, respectively.

The Company’s products are grouped into three distinct categories in one market segment. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Communications	55%	52%	56%	50%
Computing	20%	26%	24%	23%
Switching	25%	22%	20%	27%
	100%	100%	100%	100%

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This family includes a complete line of communications protocols. Many of the Company’s signaling products provide a signaling bridge between circuit switched networks and the growing “IP-packet based” networks, and enable the transport of signaling messages over IP networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $5.3 million and $6.7 million in the second quarter of 2007 and 2006, respectively. This decrease of $1.4 million, or 22%, was primarily a result of weaker demand among a variety of telecommunications customers during the comparative periods.

Revenue from Communications products amounted to $10.6 million and $12.6 million in the six months ended June 30, 2007 and 2006, respectively. This decrease of $2.0 million, or 16%, was primarily a result of weaker demand among a variety of telecommunications customers during the comparative periods.

Computing products:

Computing products include integrated Advanced Managed Platform solutions, a range of single board computers and associated chassis management products.

Computing products revenue amounted to $2.0 million and $3.4 million in the second quarter 2007 and 2006, respectively; and $4.5 million and $5.9 million in the six months ended June 30, 2007 and 2006, respectively. The decrease in revenue of $1.4 million in both periods is primarily attributable to decreased shipments to three customers, partially offset by new aerospace and defense customer shipments.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.

Switch revenue totaled $2.4 million and $2.9 million in the second quarter 2007 and 2006, respectively. This decrease of $.5 million, or 18%, reflects the combination of lower switch shipments to one customer, Alcatel-Lucent, of $.8 million, whose customer demand decreased, partially offset by increased sales to other customers serving the carrier market.

Switch revenue amounted to $3.9 million and $6.8 million in the six months ended June 30, 2007 and 2006, respectively. This decrease of $2.9 million was principally due to lower switch shipments to Alcatel-Lucent.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 47.8% and 46.8% of sales for the second quarter 2007 and 2006, respectively. Gross margin was negatively impacted by the second quarter 2007 charge to write off software development costs and the second quarter 2006 charge for excess non-compliant “RoHS” inventory, which were 4.9% and 6.1% of sales, respectively.

Gross profit for the six months ended June 30, 2007 and 2006 was 48.8% for both periods. The second quarter 2007 charge to write off software development costs and second quarter 2006 charge for excess non-compliant “RoHS” inventory were 2.5% and 3.2% of six month period sales, respectively. Excluding these charges, the decrease in margin is principally due to lower sales and manufacturing levels which resulted in a higher fixed cost component of cost of goods sold.

Total Operating Expenses. Total operating expenses in the second quarter 2007 amounted to $5.5 million, compared to $6.5 million for the second quarter 2006. Total operating expenses included restructuring charges amounting to $.2 million and $.6 million in the second quarters of 2007 and 2006, respectively. Total operating expenses for the first six months of 2007 amounted to $11.3 million, compared to $12.3 million for the comparable period in 2006. Total operating expenses included restructuring charges amounting to $.2 million and $1.0 million in the first six months of 2007 and 2006, respectively.

Selling and marketing expenses were $1.7 million and $1.5 million for the second quarter 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, selling and marketing expenses were $3.3 million and $2.8 million, respectively. The increase in the 2007 periods over the comparable 2006 periods is primarily related to the hiring of additional sales and marketing personnel for the Signaling Systems Group.

Research and development expenses were $2.4 million and $3.0 million in the second quarter 2007 and 2006, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million and $.5 million during the second quarter of 2007 and 2006, respectively. Research and development expenses were $5.3 million in the six months ended June 30, 2007, as compared to $5.8 million in the comparable 2006 period. Six month amounts capitalized to software development costs amounted to $1.1 million and $.9 million in 2007 and 2006, respectively. The year-over-year decrease in gross expenditures for the second quarter 2007 and six month period ended June 30, 2007 was $.5 million and $.3 million, respectively, and is primarily related to the closing of the Company’s Norwood, Massachusetts engineering center in the second quarter 2006.

General and administrative expenses were $1.2 million in the second quarter 2007, compared to $1.5 million in the second quarter 2006. General and administrative expenses were $2.5 million and $2.7 million for the six months ended June 30, 2007 and 2006, respectively. The year-over-year decrease in both the second quarter and year-to-date amounts is primarily related to lower incentive compensation and stock compensation expenses in 2007.

Restructuring charges amounted to $.2 million in the second quarter and first six months of 2007. The Company revised its estimate of the restructuring charge related to sub-leasing property in San Luis Obispo, California due to a change in estimated future cash flows during the second quarter 2007. Restructuring charges amounting to $.6 million and $1.0 million were recorded in the second quarter and first six months of 2006, respectively, and primarily relate to severance and facility expenses incurred for closing the Company’s Norwood, Massachusetts engineering center in June 2006.

Other Income, net. Other income consists primarily of interest income. Funds are primarily invested in high quality, auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates resulted in a portion of the increase in interest income in 2007.

During the second quarter 2007, the Company received $.5 million of proceeds from the disposition of a note receivable from an unaffiliated company, upon which a valuation charge had been recorded in 2004. The proceeds were recorded as a note receivable recovery in the amount of $.1 million and interest income in the amount of $.4 million.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company’s international operations, research activities, tax exempt interest and foreign sales.

The Company’s income tax provision for the second quarter 2007 amounted to $.5 million including the income tax effect of recording the note receivable disposition at 38%, which was $.2 million. In addition, the Company adjusted its net deferred tax assets at June 30, 2007 to reflect a change by the State of New York in its corporate income tax apportionment methodology. To reflect this change, the Company recorded an income tax charge amounting to $.1 million. Finally, the Company revised its estimated net effective income tax rate for 2007 from 18% to 2% and recorded an income tax charge in the amount of $.2 million.

The Company’s income tax provision for the six months ended June 30, 2007 amounted to $.3 million, which reflects the Company’s annual estimated effective income tax rate at 2% and the effects of discrete items recorded in the second quarter.

The Company’s income tax provision for the second quarter 2006 was a benefit of $.05 million. This amount was the result of a combination of an adjustment to the annual expected effective tax rate to 18% and a discrete tax benefit of $.1 million, which was related to a previously unused tax credit. The effective rate for the six month period ended June 30, 2006 was 9%.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash, cash equivalents and investments, which combined totaled $35.3 million at June 30, 2007, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $45.5 million and $47.7 million at June 30, 2007 and December 31, 2006, respectively.

For the six months ended June 30, 2007, cash provided by operating activities amounted to $4.3 million. This amount included a net loss of $1.0 million, offset by a depreciation and amortization charge of $1.6 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with decreases of inventory and accounts receivable of $2.7 million and $1.1 million, respectively. The decrease in inventory was a result of reduced purchases due to implementation of a vendor consigned inventory program and lower levels of production. The decrease in accounts receivable was primarily the result of lower sales during the second quarter 2007. Cash provided by operations due to changes in operating assets and liabilities also included a use of cash relating to the decrease in accounts payable of $.8 million, principally due to lower production and inventory levels.

Cash used by investing activities during the first six months of 2007 totaled $2.8 million. This utilization included capitalization of software development costs amounting to $1.0 million, capital expenditures of $.4 million, and a net increase in investments of $1.4 million.

Cash used by financing activities for the first six months of 2007 amounted to $2.7 million, resulting primarily from the purchases of treasury stock, which totaled $2.8 million for the period. The Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million in July 2005. This program has been extended to July 2008. Under this program, shares of Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 573,000 common shares in the six months ended June 30, 2007.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the second quarter 2007.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the second quarter 2007.

The Company has approximately $1.1 million associated with unrecognized tax benefits and estimated related interest and penalties at June 30, 2007. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

Current Position:

Assuming there is no significant change in the business, management believes that the Company’s current cash, cash equivalents and investments, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing to evaluate opportunities for strategic acquisitions to accelerate the Company’s growth and market penetration efforts. If any of these opportunities come to fruition, they could have an impact on working capital, liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be used in Future Research and Development Activities.” The EITF concluded that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The guidance in this EITF becomes effective for fiscal years beginning after December 15, 2007. The Company does not expect this EITF to have a material effect on our financial position or results of operations.

In May 2007, the FASB issued FASB Staff Position (FSP) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.” The guidance in this FSP clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in this FSP becomes effective upon adoption of the FASB Interpretation No. 48, which the Company adopted in January 2007. The application of this FSP has not had a material impact on the Company’s financial position, results of operations or liquidity.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this Statement on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company does not expect that adoption of this statement will have a material effect on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect management’s current views with respect to future events and financial performance, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from historical results or those anticipated. The words “believes,” “anticipates,” “plans,” “may,” “intend,” “estimate,” “will,” “should,” “could,” “feels,” “is optimistic,” “expects,” and other expressions which indicate future events and trends also identify forward-looking statements. However, the absence of such words does not mean that a statement is not forward-looking.

The Company’s future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company’s control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, the attainment of design wins and obtaining orders as a result, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations and potential material weaknesses. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2006, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes the Company’s exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of auction rate municipal securities. The Company is are also subject to foreign exchange risk related to its operations in Kanata, Ontario, Canada. The Company believes that its exposure to foreign currency risk is minimal. The Company does not participate in the investment of derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 2(c)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table sets forth information regarding second quarter 2007 purchases of common stock under the Company’s Stock Repurchase Program, which was authorized by the Board of Directors on July 11, 2005 and which has been extended through July 13, 2008. Under the Program, the Board of Directors authorized the repurchase of up to $10,000,000 of the Company’s common stock. Prior to April 1, 2007, the Company had purchased 301,550 shares for an aggregate dollar amount of $1,517,000.

Period	Total number of shares purchased	Average price paid per share	Cumulative number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan

April 1 - 30	113,843	$ 4.77	415,393	$ 7,941,000
May 1 - 31	87,481	4.95	502,874	7,508,000
June 1 - 30	73,280	4.80	576,154	7,156,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders was held on May 24, 2007. The Directors elected at the meeting were as follows:

	Votes Cast
Nominees	For	Withheld
Stuart B. Meisenzahl	11,647,348	316,799
John M. Slusser	11,704,482	259,665

As of May 24, 2007, Bernard Kozel, Charles E. Maginness, E. Mark Rajkowski and Robert Tillman continued in their terms of office as Directors of the Company.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007. 11,829,405 shares of common stock were voted in favor of this proposal, and 134,742 shares were voted against this proposal or abstained.

ITEM 5.	OTHER INFORMATION

Item 5.02(b)

As described in the Company’s Form 8-K dated May 31, 2007, Bernard Kozel had advised the Board of Directors of his intention to retire from the Board at some point during the 2007-2008 Board year. Effective August 8, 2007, Mr. Kozel retired from the Board of Directors.

Item 502(d)

On August 8, 2007, the Company appointed Dennis C. Connors to the Board of Directors, effective immediately. Mr. Connors, age 53, has over twenty years of executive experience in the high tech industry, and is currently an advisor to senior management of a number of public and private equity companies. Prior to 2005, he was executive vice president of worldwide operations for 3Com, and served from 2002-2003 as president of CommWorks, a 3Com subsidiary which provided both wireless and wireline solutions to service providers worldwide. Mr. Connors previously was president of 3Com’s Business Connectivity Company. Prior to joining 3Com, Mr. Connors was executive vice president and general manager of the service business for Ericsson, Inc., and previously served the Ericsson/GE joint venture as vice president of worldwide marketing and vice president of global product development and operations for the Private Radio Systems Business. Mr. Connors came to the Ericsson/GE joint venture from GE where he held a number of executive positions.

Mr. Connors will serve on the audit and nominating committees of the Board. His compensation for service on the Board will be determined in accordance with the Company’s customary board compensation arrangements as described in our most recently filed proxy statement.

ITEM 6.	EXHIBITS

10.1	Form of stock option grant – performance vesting options

10.2	Form of stock option grant – other officer options

10.3	Form of stock option grant – Board of Director options

10.4	Form of stock option grant – other employee options

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

August 9, 2007	By: /s/	John M. Slusser
John M. Slusser
President and
Chief Executive Officer

August 9, 2007	By: /s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and

Chief Financial Officer

Exhibit 10.1

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION

GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED

2003 OMNIBUS INCENTIVE PLAN

Grantee:

Number of Shares:

Option Price:

Date of Grant:

1.         Grant of Option. This Award Notice serves to notify you that the Stock Option Committee (the “Committee”) of the Board of Directors of Performance Technologies, Incorporated (the “Company”) has granted to you, under the Company’s 2003 Omnibus Incentive Plan (the “Plan”), a non-qualified stock option (the “Option”) to purchase, on the terms and conditions set forth in this Award Notice and the Plan, up to the number of shares of its Common Stock, $.01 par value per share (the “Common Stock”) and at the price per share set forth above. The Plan is incorporated herein by reference and made a part of this Award Notice. Capitalized terms not defined herein have the respective meanings set forth in the Plan.

2.         Period of Option and Limitations on Right to Exercise. Unless the Option is previously terminated pursuant to the terms of the Plan or this Award Notice, the Option will expire at 5:00 p.m., Eastern Standard Time, on May 30, 2010 (the “Expiration Date”).

3.	Exercise of Option.

(a)        Vesting if EPS Equals or Exceeds $0.40/Share. If the Company’s audited, fully diluted, after tax earnings per share for the fiscal year ended (i) December 31, 2007, (ii) December 31, 2008 or (iii) December 31, 2009, are equal to or exceed $0.40 per share (as adjusted to reflect any stock splits, recapitalizations or the like following the date hereof), then, subject to the terms of the Plan and this Award Notice, as of the date such earnings per share are first disclosed to the public, 100% of the shares subject to the Option shall immediately vest and become exercisable, provided you are still a full-time employee of the Company at that time.

(b)        Exercise. The option may be exercised with respect to any vested shares, in whole or in part, with a minimum exercise of 100 shares or the total exercisable number of shares if less than 100 shares, by you providing a notice of exercise to the Company and payment in accordance with the forms and procedures established by the Committee and in effect on the date of exercise.

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

8.         Plan Controls. The Option is subject to all of the provisions of the Plan, which is hereby incorporated by reference, and is further subject to all the interpretations, amendments, rules and regulations that may from time to time be promulgated and adopted by the Committee pursuant to the Plan. In the event of any conflict among the provisions of (i) the Plan or (ii) this Award Notice, the provisions of the Plan will be controlling and determinative.

IN WITNESS WHEREOF, the Company has caused this agreement to be executed on its behalf by its duly authorized officer, sealed with its corporate seal, attested to by an authorized officer , and the Optionee has hereunto set his hand, the day and year written below.

ACKNOWLEDGEMENT

The undersigned Grantee acknowledges receipt of a copy of the Plan, and understands and agrees to the terms of this Award Notice and the Plan. The Grantee further acknowledges that as of the Date of Grant, this Award Notice and the set forth the entire understanding between the Grantee and the Company regarding the acquisition of Common Stock and supersede all prior oral and written agreements on that subject, with the exception of any other awards under the Plan made to the Grantee contemporaneously with this Option.

Date of Grant:

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

by

Chief Executive Officer

ATTEST:

Exhibit 10.2

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION

GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED

2003 OMNIBUS INCENTIVE PLAN

Grantee:

Number of Shares:

Option Price:	$

Date of Grant:

1.         Grant of Option. This Award Notice serves to notify you that the Stock Option Committee (the “Committee”) of the Board of Directors of Performance Technologies, Incorporated (the “Company”) has granted to you, under the Company’s 2003 Omnibus Incentive Plan (the “Plan”), a non-qualified stock option (the “Option”) to purchase, on the terms and conditions set forth in this Award Notice and the Plan, up to the number of shares of its Common Stock, $.01 par value per share (the “Common Stock”) and at the price per share set forth above. The Plan is incorporated herein by reference and made a part of this Award Notice. Capitalized terms not defined herein have the respective meanings set forth in the Plan.

2.         Period of Option and Limitations on Right to Exercise. Unless the Option is previously terminated pursuant to the terms of the Plan or this Award Notice, the Option will expire at 5:00 p.m., Eastern Standard Time, on the month and day that is (5) years from the Date of Grant (the “Expiration Date”).

3.	Exercise of Option.

(a)        Vesting Schedule. Subject to the terms of the Plan and this Award Notice, provided you are still a full-time employee of the Company at that time, the Option will vest and become exercisable pro rata with respect to twenty percent (20%) of the total number of shares of Common Stock subject to the Option will be vested one year after the Date of Grant, fifty percent (50%) of the total number of shares of Common Stock subject to the Option will be vested two years after the Date of Grant, one hundred percent (100%) of the total number of shares of Common Stock subject to the Option will be vested three years after the Date of Grant.

(b)        Exercise. The option may be exercised with respect to any vested shares, in whole or in part, with a minimum exercise of 100 shares or the total exercisable number of shares if less than 100 shares, by you providing a notice of exercise to the Company and payment in accordance with the forms and procedures established by the Committee and in effect on the date of exercise.

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

(e)        Change of Control. Notwithstanding the vesting schedule set forth in Section 3 of this Award Notice, upon a “Change of Control,” the Option shall become fully vested and immediately exercisable for the total number of shares available under the Option. For purposes of this Award Notice, “Change of Control” means (i) any “person” within the meaning of Section 14(d) of the Exchange Act, other than the Company, a subsidiary, or any employee benefit plan(s) sponsored by the Company or any subsidiary, is or has become the “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of 51 percent or more of the combined voting power of the outstanding securities of the Company ordinarily having the right to vote at the election of directors; (ii) individuals who constitute the Board on the Date of Grant (the “Incumbent Board”) have ceased for any reason to constitute at least a majority thereof (or a majority of the Board as then constituted), provided that any person becoming a director subsequent to the Date of Grant whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least three-quarters (3/4) of the directors comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director without objection to such nomination) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board; (iii) the closing of a reorganization, merger or consolidation of the Company, other than one with respect to which all or substantially all of those persons who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of outstanding securities of the Company ordinarily having the right to vote in the election of directors own, immediately after such transaction, more than three-quarters (3/4) of the outstanding securities of the resulting corporation ordinarily having the right to vote in the election of directors; (iv) the closing of a sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary; or (v) the complete liquidation and dissolution of the Company.

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

8.         Plan Controls. The Option is subject to all of the provisions of the Plan, which is hereby incorporated by reference, and is further subject to all the interpretations, amendments, rules and regulations that may from time to time be promulgated and adopted by the Committee pursuant to the Plan. In the event of any conflict among the provisions of (i) the Plan or (ii) this Award Notice, the provisions of the Plan will be controlling and determinative.

IN WITNESS WHEREOF, the Company has caused this agreement to be executed on its behalf by its duly authorized officer, sealed with its corporate seal, attested to by an authorized officer , and the

Optionee has hereunto set his hand, the day and year written below.

ACKNOWLEDGEMENT

The undersigned Grantee acknowledges receipt of a copy of the Plan, and understands and agrees to the terms of this Award Notice and the Plan. The Grantee further acknowledges that as of the Date of Grant, this Award Notice and the set forth the entire understanding between the Grantee and the Company regarding the acquisition of Common Stock and supersede all prior oral and written agreements on that subject, with the exception of any other awards under the Plan made to the Grantee contemporaneously with this Option.

Date of Grant:

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

by

Chief Executive Officer

ATTEST:

Exhibit 10.3

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION

GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED

2001 STOCK OPTION PLAN

Grantee:

Number of Shares:

Option Price:	$4.93

Date of Grant:	May 24, 2007

1.  Grant of Option. This Award Notice serves to notify you that the Stock Option Committee (the “Committee”) of the Board of Directors of Performance Technologies, Incorporated (the “Company”) has granted to you, under the Company’s 2001 Stock Option Plan (the “Plan”), a non-qualified stock option (the “Option”) to purchase, on the terms and conditions set forth in this Award Notice and the Plan, up to the number of shares of its Common Stock, $.01 par value per share (the “Common Stock”) and at the price per share set forth above. The Plan is incorporated herein by reference and made a part of this Award Notice. Capitalized terms not defined herein have the respective meanings set forth in the Plan.

2.   Period of Option and Limitations on Right to Exercise. Unless the Option is previously terminated pursuant to the terms of the Plan or this Award Notice, the Option will expire at 5:00 p.m., Eastern Standard Time, on the month and day that is five (5) years from the Date of Grant (the “Expiration Date”).

3.   The option will be fully vested and becomes exercisable one (1) year from the date of issuance. In the event the Company is acquired through merger, consolidation, acquisition of a controlling (i.e. 51%) interest, or acquisition of all or substantially all of the Company's assets, the option granted herein shall become immediately exercisable with respect to all the shares covered by the option.

4.   Upon the Optionee's termination as an employee or Director of the Company, for any reason other than death or permanent disability (as defined in the Plan) prior to the complete exercise of the option, that portion of the option that is exercisable on the date of termination per the vesting provisions of Paragraph 2, may be exercised in whole or in part, with a minimum exercise of 100 shares or the total exercisable number of shares if less than 100 shares, no later than three hundred sixty-five (365) days after termination; provided, however, that no part of the option shall be exercisable after the expiration of the exercise term or after the expiration of the three hundred sixty-five (365) day period following termination. In the case of termination due to death or permanent disability, the period described in the preceding sentence shall also be one (1) year.

5.   The option is not transferable by the Optionee other than by Will or the laws of descent and distribution and is exercisable, during his lifetime, only by him. The Optionee hereby acknowledges that the Company is granting the option to him under a claim of exemption from registration under the Securities Act of 1933, as amended (the "Act"), as a transaction not involving any public offering.

6.   In order for the option to be exercised, in whole or in part, with a minimum exercise of 100 shares or the total exercisable number of shares if less than 100 shares, the notice by the Optionee to the Company pursuant to Section 5 of the Plan must be accompanied by payment in full of the option price for the shares being purchased, and the Optionee shall pay the amount of federal and state withholding taxes determined by the Company's Stock Option Committee or Board of Directors to be owing with respect to the compensation income that the Optionee will realize upon each share of Common Stock purchased.

7.   All the terms and provisions of the Plan, a copy of which has been provided to the Optionee, are hereby expressly incorporated into this Non-Statutory Stock Option Agreement and made a part hereof as if printed herein.

8.    This Non-Statutory Stock Option Agreement shall be binding upon and inure to the benefit of any successor or assignee of the Company and to any executor, administrator, legal representative, legatee, or distributee entitled by law to the Optionee's right hereunder.

IN WITNESS WHEREOF, the Company has caused this Non-Statutory Stock Option Agreement to be executed on its behalf by its duly authorized officer and to be sealed with its corporate seal, attested by an authorized officer, and the Optionee has hereunto set his hand, the day and year written below.

Date of Grant: May 24, 2007

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

by

Chief Executive Officer

ATTEST:

Exhibit 10.4

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION

GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED

2001 STOCK OPTION PLAN

Grantee:

Number of Shares:

Option Price:	$4.93

Date of Grant:	May 24, 2007

1.  Grant of Option. This Award Notice serves to notify you that the Stock Option Committee (the “Committee”) of the Board of Directors of Performance Technologies, Incorporated (the “Company”) has granted to you, under the Company’s 2001 Stock Option Plan (the “Plan”), a non-qualified stock option (the “Option”) to purchase, on the terms and conditions set forth in this Award Notice and the Plan, up to the number of shares of its Common Stock, $.01 par value per share (the “Common Stock”) and at the price per share set forth above. The Plan is incorporated herein by reference and made a part of this Award Notice. Capitalized terms not defined herein have the respective meanings set forth in the Plan.

2.   Period of Option and Limitations on Right to Exercise. Unless the Option is previously terminated pursuant to the terms of the Plan or this Award Notice, the Option will expire at 5:00 p.m., Eastern Standard Time, on the month and day that is five (5) years from the Date of Grant (the “Expiration Date”).

3.   Vesting Schedule. The option has an overall three (3) year vesting period. Twenty percent (20%) of the total aggregate number of option shares shall vest and become exercisable on the first anniversary (one year after) of the Date of Grant, an additional thirty percent (30%) of the total number of option shares granted under this Option will vest on the second anniversary (two years after) of the Date of Grant, and an additional fifty percent (50%) of the total number of shares granted under this Option will vest on the third anniversary (three years after) of the Date of Grant.

4.   Upon the Optionee's termination of employment with the Company for any reason other than death or permanent disability prior to the complete exercise of the option, that portion of the option that is exercisable on the date of termination of employment per the vesting provisions of Paragraph 3, may be exercised in whole or in part, with a minimum exercise of 100 shares or the total exercisable number of shares if less than 100 shares, no later than thirty (30) days after termination of employment; provided, however, that no part of the option shall be exercisable after the expiration of the exercise term or after the expiration of the thirty (30) day period following termination of employment. In the case of termination of employment due to death or permanent disability, the thirty (30) day period described in the preceding sentence shall be one (1) year.

5.   The option is not transferable by the Optionee other than by Will or the laws of descent and distribution and is exercisable, during his lifetime, only by him. The Optionee hereby acknowledges that the Company is granting the option to him under a claim of exemption from registration under the Securities Act of 1933, as amended (the "Act"), as a transaction not involving any public offering.

6.   In order for the option to be exercised, in whole or in part, with a minimum exercise of 100 shares or the total exercisable number of shares if less than 100 shares, the notice by the Optionee to the Company pursuant to Section 5 of the Plan must be accompanied by payment in full of the option price for the shares being purchased and the Optionee shall pay the amount of applicable withholding taxes determined to be owed with respect to the compensation income that the Optionee will realize upon each share of Common Stock purchased.

7.   The Optionee shall not make any sale or other distribution or disposition of any shares of Common Stock acquired by him pursuant to the exercise of all or any part of this option unless (i) a registration statement with respect to such shares is in effect at the time of such sale, distribution or disposition and the Company shall have received proof satisfactory to it that there has been compliance with applicable state law, or (ii) the Company shall have received an opinion of counsel satisfactory to it that no violation of the Act or applicable state law will be involved in such transfer.

8.   All the terms and provisions of the Plan, a copy of which is available to the Optionee, are hereby expressly incorporated into this Non-Statutory Stock Option Agreement and made a part hereof as if printed herein.

9.   This Agreement shall be binding upon and inure to the benefit of any successor or assignee of the Company and to any executor, administrator, legal representative, legatee, or distributee entitled by law to the Optionee's right hereunder.

IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer and to be sealed with its corporate seal, attested by an authorized officer, and the Optionee has hereunto set his hand, the day and year written below.

Date of Grant: May 24, 2007

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

by

Chief Executive Officer

ATTEST:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2007	By:/s/	John M. Slusser
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2007	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 9, 2007	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: August 9, 2007	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb

Chief Financial Officer and Senior Vice President