Form 10-Q
period 2007-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2007-11-09
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

The number of shares outstanding of the registrant's common stock was 11,801,672 as of October 31, 2007.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

INDEX

Page

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2007 and
December 31, 2006 (unaudited)	3

Consolidated Statements of Income for the Three and Nine
Months Ended September 30, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2007 and 2006 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION
ITEM 1 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	September 30,	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$14,417,000	$10,518,000
Investments	18,625,000	24,675,000
Accounts receivable, net	6,864,000	9,561,000
Inventories	5,026,000	5,678,000
Prepaid income taxes	728,000
Prepaid expenses and other assets	594,000	767,000
Deferred taxes	2,373,000	2,495,000
Total current assets	48,627,000	53,694,000

Property, equipment and improvements, net	2,136,000	2,213,000
Software development costs, net	3,106,000	3,185,000
Deferred taxes	973,000	1,026,000
Goodwill	4,143,000	4,143,000
Total assets	$58,985,000	$64,261,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,345,000	$ 1,460,000
Accrued expenses	4,813,000	4,302,000
Income taxes payable		232,000
Total current liabilities	6,158,000	5,994,000
Income taxes payable	726,000
Total liabilities	6,884,000	5,994,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares
authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized;
13,304,596 and 13,277,201 shares issued,
11,801,672 and 13,277,201 shares outstanding	133,000	133,000
Additional paid-in capital	15,324,000	14,699,000
Retained earnings	44,060,000	43,435,000
Treasury stock - at cost; 1,502,924 and no shares
held at September 30, 2007 and December 31, 2006	(7,416,000)
Total stockholders' equity	52,101,000	58,267,000
Total liabilities and stockholders' equity	$58,985,000	$64,261,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$10,786,000	$10,828,000	$29,745,000	$36,048,000
Cost of goods sold	4,682,000	5,615,000	13,923,000	17,715,000
Software capitalization write-offs in
2007 and non RoHS inventory
charge in 2006	45,000		520,000	801,000
Gross profit	6,059,000	5,213,000	15,302,000	17,532,000

Operating expenses:
Selling and marketing	1,676,000	1,581,000	4,952,000	4,404,000
Research and development	2,230,000	2,561,000	7,552,000	8,342,000
General and administrative	1,220,000	1,452,000	3,725,000	4,198,000
Restructuring charges	26,000	792,000	240,000	1,786,000
Total operating expenses	5,152,000	6,386,000	16,469,000	18,730,000
Income (loss) from operations	907,000	(1,173,000)	(1,167,000)	(1,198,000)

Note receivable recovery			143,000
Other income, net	453,000	385,000	1,659,000	1,090,000
Income (loss) before income taxes	1,360,000	(788,000)	635,000	(108,000)

Income tax (benefit)	(331,000)	(408,000)	(8,000)	(346,000)
Net income (loss)	$ 1,691,000	$ (380,000)	$ 643,000	$ 238,000

Basic earnings (loss) per share	$ 0.14	$ (0.03)	$ 0.05	$ 0.02

Diluted earnings per share	$ 0.13		$ 0.05	$ 0.02

Weighted average number of
common shares used in basic
earnings per share	12,505,870	13,252,012	12,857,418	13,178,107
Potential common shares	42,194		46,167	166,900
Weighted average number of
common shares used in diluted
earnings per share	12,548,064		12,903,585	13,345,007

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$ 643,000	$ 238,000
Non-cash adjustments:
Depreciation and amortization	2,260,000	1,713,000
Tax benefit from stock option exercises	15,000	231,000
Stock-based compensation expense	499,000	482,000
Deferred income taxes	175,000	(223,000)
Loss on disposal of assets		102,000
Changes in operating assets and liabilities:
Accounts receivable	2,697,000	1,334,000
Inventories	652,000	159,000
Prepaid expenses and other assets	173,000	65,000
Accounts payable and accrued expenses	396,000	120,000
Prepaid income taxes and income taxes payable	(237,000)	(288,000)
Net cash provided by operating activities	7,273,000	3,933,000

Cash flows from investing activities:
Purchases of property, equipment and
improvements	(540,000)	(945,000)
Capitalized software development costs	(1,564,000)	(1,353,000)
Purchases of investments	(81,150,000)	(75,175,000)
Proceeds from sales of investments	87,200,000	72,900,000
Net cash provided (used) by investing activities	3,946,000	(4,573,000)

Cash flows from financing activities:
Purchases of treasury stock	(7,478,000)
Tax windfall benefit from stock option exercises	4,000	25,000
Exercise of stock options	154,000	605,000
Net cash (used) provided by financing activities	(7,320,000)	630,000

Net increase (decrease) in cash and cash equivalents	3,899,000	(10,000)

Cash and cash equivalents at beginning of period	10,518,000	11,803,000
Cash and cash equivalents at end of period	$ 14,417,000	$ 11,793,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity:
Exercise of stock options in 2006 using
57,484 shares of common stock		$ 426,000

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

The Company recognizes compensation expense in the financial statements for stock option awards based on the grant-date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the three and nine month periods ended September 30, 2007 and 2006, respectively, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment”:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation expense:
Stock options	$ 173,000	$ 188,000	$ 499,000	$ 465,000
Restricted stock		6,000		17,000
Income tax benefit	(56,000)	(67,000)	(163,000)	(165,000)
Net decrease in net income	$ 117,000	$ 127,000	$ 336,000	$ 317,000

Decrease in earnings per share:
Basic	$ 0.01	$ 0.01	$ 0.03	$ 0.02
Diluted	$ 0.01		$ 0.03	$ 0.02

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options and unvested restricted stock, using the treasury stock method. Due to the net loss incurred in the third quarter of 2006, there were no dilutive options considered for that quarter. The diluted earnings per share calculation excludes the effect of approximately 1,508,000 and 1,385,000 options for the three and nine months ended September 30, 2007, respectively, and 1,325,000 options for the nine months ended September 30, 2006, since such options had an exercise price in excess of the average market price of the Company’s common stock for those periods.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,567,966	$ 9.49
Granted ($2.21 weighted average fair value)	596,033	4.95
Exercised	(39,715)	3.87
Expired	(414,911)	11.52
Outstanding at September 30, 2007	1,709,373	7.54

Exercisable at September 30, 2007	864,340	$ 9.60

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.

At September 30, 2007, the Company had approximately $1,450,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.5 years.

Note C – Inventories, net

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
Purchased parts and components	$ 2,069,000	$ 2,444,000
Work in process	2,025,000	2,445,000
Finished goods	932,000	789,000
Net	$ 5,026,000	$ 5,678,000

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

Note D – Software Development Costs

Software development costs consisted of the following:

	September 30,	December 31,
	2007	2006
Capitalized software development costs	$ 12,443,000	$ 11,399,000
Less: accumulated amortization	(9,337,000)	(8,214,000)
Net	$ 3,106,000	$ 3,185,000

Amortization of software development costs included in cost of goods sold was $415,000 and $376,000 in the third quarter of 2007 and 2006, respectively. Amortization of software development costs included in cost of goods sold was $1,643,000 and $1,159,000 for the nine months ended September 30, 2007 and 2006, respectively. Amortization for the nine months ended September 30, 2007 included charges to write off software development costs amounting to $520,000 that were capitalized for two products which had not reached commercial general release and were discontinued.

Note E – Investments

At September 30, 2007 and December 31, 2006, investments generally consisted of high grade, auction rate municipal securities which were classified as available-for-sale. At September 30, 2007, all investment securities had stated maturities greater than ten years in the future. At December 31, 2006, securities with a maturity of five to ten years totaled $2,000,000 and all other securities were to mature in greater than ten years.

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

Note F – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Accrued warranty obligations, January 1	$ 309,000	$ 310,000
Actual warranty charges	(100,000)	(136,000)
Net warranty provisions	1,000	135,000
Accrued warranty obligations, September 30	$ 210,000	$ 309,000

Note G – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. This program has been extended through July 2008. Repurchased shares will be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 939,090 shares during the third quarter 2007 for an aggregate purchase price of $4,634,000. For the nine months ended September 30, 2007, the Company has repurchased 1,515,244 shares for an aggregate purchase price of $7,478,000.

Note H – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, and significant permanent tax differences including research activities and tax exempt interest. The Company’s estimated effective annual tax rate was -2% for the nine months ended September 30, 2007. The estimated effective annual tax rate used for the six months ended June 30, 2007 had been 2%. The change from 2% to -2% was made to reflect a lower estimate of pre-tax income for the year.

For the third quarter 2007, the income tax benefit amounted to $331,000, which included an income tax provision of $22,000, and net discrete income tax benefit items totaling $353,000. The discrete income tax benefit items realized during the third quarter 2007 related to the release of a reserve for income tax uncertainties of $435,000 including interest, partially offset by the recording of an income tax provision uncertainty adjustment of $51,000 and other discrete charges of $31,000. The tax uncertainty item was released based upon the lapsing of the statute of limitations related to this uncertainty.

For the nine months ended September 30, 2007, the income tax benefit amounted to $8,000, which included an income tax benefit of $3,000 and net discrete income tax benefit items amounting to $5,000. The discrete income tax benefit items include the release of a reserve for income tax uncertainties of $435,000, the recording of an income tax provision uncertainty of $51,000, a discrete income tax provision on the recovery of a note receivable in the amount of $190,000, the adjustment of the tax rate used in computing net deferred tax assets from 38% to 36% which amounted to $127,000, and other discrete provision items of $62,000.

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

Total unrecognized tax benefits recorded in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006 are $726,000 and $1,053,000, respectively. Upon the adoption of FIN 48 on January 1, 2007, the Company recognized a $3,000 increase in its liability for unrecognized tax benefits. The increase was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Subsequent to January 1, 2007, the Company recognized a $54,000 increase in the liability for unrecognized tax benefits related to interest, the addition of an income tax provision uncertainty adjustment in the amount of $51,000, and the release of an income tax uncertainty reserve in the amount of $435,000.

If the balance of the liability for unrecognized tax benefits at September 30, 2007 and at January 1, 2007 were recognized, it would be treated as a discrete tax benefit, and would not impact the effective tax rate.

The activity in the liability for unrecognized tax benefits for the nine month period ended September 30, 2007 was as follows:

2007
Balance at December 31, 2006	$1,053,000
Impact of adopting of FIN 48	3,000
Release of tax uncertainty	(435,000)
Recognition of tax uncertainty	51,000
Interest added during 2007	54,000
Balance at September 30, 2007	$ 726,000

The Company accrues interest and penalties related to unrecognized tax benefits as a component of income tax expense. Included in the balance of unrecognized tax benefits as of September 30, 2007 and January 1, 2007 are accrued interest and penalties in the amount of $83,000 and $84,000, respectively.

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

Note I – Restructuring Costs

Restructuring charges amounted to $26,000 and $792,000 in the third quarter 2007 and 2006, respectively, and $240,000 and $1,786,000 for the nine months ended September 30, 2007 and 2006, respectively. Restructuring charges in 2007 relate to the Company’s revision of its estimate of the restructuring charge related to sub-leasing property in San Luis Obispo, California due to a change in estimated future cash flows. At September 30, 2007, the Company’s estimated restructuring liability related to this facility was $471,000. During the three and nine months ended September 30, 2007, the utilization of this balance was approximately $83,000 and $261,000, respectively.

Restructuring charges in the three and nine months ended September 30, 2006 included severance costs amounting to $139,000 and $970,000, respectively, and lease termination charges in the three and nine months ended September 30, 2006 amounted to $653,000 and $816,000, respectively. The lease termination charges were incurred in connection with the second quarter 2006 closing of the Company’s Norwood, Massachusetts engineering center, and the third quarter 2006 relocation of the San Luis Obispo, California engineering center to a less expensive facility. Total cash paid relating to restructuring efforts in the three and nine months ended September 30, 2006 amounted to $172,000 and $1,061,000, respectively.

Note J – Subsequent Event

Subsequent to September 30, 2007, the Company was notified that Allworx Corp. (Allworx), formerly InSciTek Microsystems, Inc., had been acquired by a third party. The Company owned 468,000 preferred shares of Allworx, valued upon acquisition in 2005 at $248,000. A valuation charge was recorded against this investment in 2006 to reduce its value to zero. In connection with the sale of its Allworx stock, the Company expects to receive proceeds amounting to $307,000, representing full payment for its preferred stock, plus accrued dividends. A recovery of the valuation charge in the amount of $248,000 and dividend income amounting to $59,000 will be recorded in the fourth quarter 2007 to reflect this transaction. In addition, the Company may receive additional contingent consideration of up to $52,000 in 2009 from funds that have been placed in escrow for the payment of indemnity claims, if any, against Allworx.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with GAAP, estimates and assumptions are required to be made that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures, including information about contingencies, risk and financial condition. It is believed that given the current facts and circumstances, these estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Such judgments may materially impact amounts reported for any period.

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

The accounting estimate related to revenue recognition is considered a “critical accounting estimate” because terms of sale can vary, and judgment is exercised in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Judgment is exercised within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectibility is reasonably assured.

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are charged to expense as research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If the technological feasibility for a particular project is judged not to have been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to cost of goods sold, as applicable. The accounting estimate related to software development costs is considered a “critical accounting estimate” because judgment is exercised in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Judgment is exercised within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

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

Stock-Based Compensation: Stock options are granted to purchase our Common Stock. Under the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment,” stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

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

Performance Technologies, Incorporated and its subsidiaries (collectively “the Company”) is a global supplier of integrated “IP based” platforms and solutions for advanced communications networks and innovative computer system architectures. The Company targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 70% to 75% of the Company’s business.

The Company’s products are marketed through a direct worldwide sales force under a variety of brand names including Advanced Managed Platforms™, NexusWare® and SEGway™. These products are based on open standards and are sold as fully-integrated, purpose-built, application ready platforms, or as individual blade components for the communications marketplace. A key point of differentiation of the Company’s products from competing products is the internally developed software available with each product. When purchasing our Advanced Managed Platforms or SEGway products, customers can quickly incorporate their value-add technologies into the platform while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market.

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

Several U.S. government agencies have initiatives underway to upgrade aging communications infrastructure with new communications networks over IP. The Company is pursuing opportunities with numerous prime contractors including Raytheon, Lockheed Martin, and General Dynamics to incorporate the Company’s Advanced Managed Platforms and NexusWare Linux-based software into these new network architectures. Shipments continued to be robust for these programs during the third quarter and we anticipate further revenue growth as additional government programs of this nature move toward deployment.

Another such focused market opportunity is Signaling over IP transport solutions for traditional and emerging Tier 2 and Tier 3 telecommunications service providers. Our Signaling product line experienced solid revenue growth in the third quarter as the newly introduced IP-Edge Signaling solution began production shipments to various customers, including a new Tier 1 customer.

Currently, gross margins are higher and the sales cycles are shorter for both of these product focus areas compared to the traditional embedded telecommunications equipment market we serve.

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

The Company’s product strategy is to deliver fully managed, Linux-based, integrated IP-based platforms to the communications marketplace. This strategy enables the Company to address approximately 60% of the served available market. Today, the Company’s line of Advanced Managed Platforms with NexusWare Linux-based software specifically addresses equipment manufacturers’ requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy provides a viable alternative to proprietary or legacy platforms and offers a contemporary platform replacement product of equal or greater capacity. In addition, our SEGway product suite, which includes IP STPs, SS7 over IP transport solutions, and signaling gateways, enables carriers to lower operating costs through the utilization of IP networks, thereby creating competitive advantages in existing and emerging markets.

Management is proceeding with multi-faceted initiatives to construct a solid foundation for long-term growth and appreciation in shareholder value. These Company initiatives include ongoing enhancement to the Embedded Systems products through tightly integrated hardware and software, and continued investment in the Company’s Signaling Systems products to better maximize the return on the Company’s considerable IP packet and carrier-grade Linux core technologies.

There are identifiable risks associated with the Company’s strategy in the current economic climate. Some of the Company’s end markets are not experiencing growth. In order to improve profitability in this environment, the Company’s sales efforts will have to be more innovative and aggressive. Management believes that based on its analysis of the marketplace and the strength of the Company’s product and technology portfolio, the identified risks are manageable. If successful, management believes its initiatives can yield improved profitability, particularly if the business cycle starts to show improvement.

Financial Overview

Revenue:

The lack of customer visibility often results in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Revenue in the third quarter 2007 was $10.8 million, compared to $10.8 million in the corresponding quarter in 2006. Revenue for the nine months ended September 30, 2007 amounted to $29.7 million, compared to $36.0 million during the corresponding period in 2006.

Shipments to customers outside of the United States represented 46% and 60% of sales in the third quarter of 2007 and 2006, respectively, and 48% of sales for the nine months ended September 30 in both 2007 and 2006.

Earnings:

Net income for the third quarter 2007 amounted to $1.7 million, or $.13 per diluted share, based on 12.5 million shares outstanding, and included stock-based compensation expense of $.2 million, or $.01 per share; and discrete income tax benefits totaling $.4 million, or $.03 per share.

Net loss for the third quarter 2006 totaled $.4 million, or $.03 per basic share, based on 13.3 million shares outstanding and included restructuring charges of $.8 million, or $.06 per share primarily related to the relocation of our San Luis Obispo engineering center and severance costs related to a Company-wide reduction in force; stock-based compensation expense of $.2 million, or $.02 per share; and discrete income tax benefits amounting to $.3 million, or $.03 per share.

Net income for the nine months ended September 30, 2007 amounted to $.6 million, or $.05 per diluted share, based on 12.9 million shares outstanding, and included:

•	Stock-based compensation expense of $.5 million, or $.04 per share;
•	A write-off of software development costs amounting to $.5 million, or $.04 per share;
•	Restructuring charges of $.2 million, or $.02 per share; and
•	A recovery on a note receivable of $.5 million, or $.02 per share.

Net income for the nine months ended September 30, 2006 amounted to $.2 million, or $.02 per diluted share, based on 13.3 million shares outstanding and included:

•	Stock-based compensation expense amounting to $.5 million, or $.03 per share;
•	Restructuring charges of $1.8 million, or $.10 per share;
•	A charge for non-compliant “RoHS” inventory of $.8 million, or $.05 per share; and
•	Discrete income tax benefits amounting to $.4 million, or $.03 per share.

Liquidity:

Cash, cash equivalents and investments amounted to $33.0 million and $35.2 million at September 30, 2007 and December 31, 2006, respectively. The Company had no long-term debt at either date.

Cash generated from operating activities amounted to $7.3 million and $3.9 million in the nine months ended September 30, 2007 and 2006, respectively. The period-over-period increase in cash generated from operating activities amounted to $3.4 million and is primarily attributable to higher net income in the comparative periods, changes in working capital (reduced inventories and accounts receivable balances and higher payables and accruals), and increased amortization (due to software development cost write-offs).

Restructuring activities:

Restructuring charges were not significant in the third quarter 2007, compared to $.8 million in the third quarter 2006. For the nine months ended September 30, 2007, restructuring charges were $.2 million, compared to $1.8 million in the comparable 2006 period.

The third quarter 2006 restructuring charge included severance costs of $.1 million resulting from employee terminations and lease termination costs totaling $.7 million resulting from the relocation of the San Luis Obispo engineering center to a less expensive facility.

Restructuring charges in the nine months ended September 30, 2007 resulted from a change in the Company’s estimate of future cash flows from sub-leasing the idle San Luis Obispo property. Restructuring charges in the first and second quarters of 2006 primarily related to severance and facility expenses incurred for the closing of the Company’s Norwood, Massachusetts engineering center. Total cash paid relating to restructuring efforts in the nine months ended September 30, 2006 amounted to $.9 million.

Key Performance Indicators:

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be very limited. Shipments to customers amounted to $10.8 million in both the third quarter 2007 and 2006. Shipments to customers amounted to $29.7 million and $36.0 million in the nine months ended September 30, 2007 and 2006, respectively. Shipments during 2007 have been negatively impacted by weaker demand in the telecommunications market including reduced shipments to the Company’s two largest customers, both of which serve the telecommunications market.

The Company works closely with OEM suppliers to incorporate its platforms, blades and software solutions into their new product designs. Historically, “design wins” have been a useful metric for the Company to judge product acceptance in the marketplace because once the Company’s products have been designed into the OEM’s new product, the Company could expect shipments to that OEM for multiple years once the OEM’s product reached successful production. The Company’s current OEM sales efforts have been broadened to encompass aerospace and defense programs. The aerospace and defense market is primarily government communications network projects typically with fixed durations of less than eighteen months. The Company has also increased its focus on selling its SEGway signaling products directly to carriers and service providers. Sales to carriers and service providers are typically single or multiple unit sales, rather than designed in sales with multi-year run rates. Therefore, the Company has concluded that the “design win” metric is no longer a meaningful metric for judging its product acceptance in the marketplace.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Three and Nine Months Ended September 30, 2007, Compared with the Three and Nine Months Ended September 30, 2006

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.4	51.9	46.8	49.1
Software capitalization write-offs in
2007 and non RoHS inventory
Charge in 2006	0.4		1.8	2.2
Gross profit	56.2	48.1	51.4	48.7

Operating expenses:
Selling and marketing	15.5	14.6	16.6	12.2
Research and development	20.7	23.7	25.4	23.2
General and administrative	11.4	13.4	12.5	11.6
Restructuring charges	0.2	7.3	0.8	5.0
Total operating expenses	47.8	59.0	55.3	52.0
Income (loss) from operations	8.4	(10.9)	(3.9)	(3.3)

Note receivable recovery			0.5
Other income, net	4.2	3.6	5.5	3.0
Income (loss) before income taxes	12.6	(7.3)	2.1	(0.3)

Income tax (benefit)	(3.1)	(3.8)	0.0	(1.0)
Net income (loss)	15.7%	(3.5)%	2.1%	0.7%

Sales. Total revenue for the third quarter 2007 amounted to $10.8 million, compared to $10.8 million for the corresponding quarter in 2006. During the third quarter 2007, two customers, Alltel Corporation and Metaswitch accounted for 20% and 15% of sales, respectively. In the third quarter 2006, Metaswitch represented 21% of sales. In the third quarter 2007, the Company’s four largest customers represented 48% of sales, compared to 41% of sales in the third quarter 2006.

Shipments to customers outside of the United States represented 46% and 60% of the Company’s sales during the third quarter 2007 and 2006, respectively; and 48% for the nine months ended September 30 in both 2007 and 2006. Total shipments to customers in the United Kingdom represented 17% of sales in the third quarter 2007 and 25% of sales in the third quarter 2006. (One UK customer, Metaswitch, represented 15% and 21% of sales in the third quarter 2007 and 2006, respectively). Total shipments to customers in the United Kingdom amounted to 15% of sales for the nine months ended September 30 in both 2007 and 2006. (One UK customer, Metaswitch, represented 11% and 12% of sales for the nine months ended September 30 2007 and 2006, respectively).

The Company’s products are grouped into three distinct categories in one market segment. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Communications	59%	45%	57%	49%
Computing	30%	34%	26%	26%
Switching	11%	21%	17%	25%
	100%	100%	100%	100%

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This family includes a complete line of communications protocols. Many of the Company’s signaling products provide a signaling bridge between circuit switched networks and the growing “IP based” networks, and enable the transport of signaling messages over IP networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $6.4 million and $4.9 million in the third quarter 2007 and 2006, respectively. This increase of $1.5 million, or 29%, was largely due to shipments of $2.1 million to one customer, Alltel Corporation, partially offset by a decrease in shipments to a variety of telecommunications customers.

Revenue from Communications products amounted to $16.9 million and $17.5 million in the nine months ended September 30, 2007 and 2006, respectively. This decrease of $.6 million, or 3%, was primarily a result of weaker demand among a variety of telecommunications customers during the comparative periods, partially offset by shipments to Alltel Corporation in the amount of $2.1 million.

Computing products:

Computing products include integrated Advanced Managed Platform solutions, a range of single board computers and associated chassis management products.

Computing products revenue amounted to $3.3 million and $3.7 million in the third quarter 2007 and 2006, respectively; and $7.8 million and $9.5 million in the nine months ended September 30, 2007 and 2006, respectively. The decreases in revenue of $.4 and $1.7 million in the three and nine month periods, respectively, are primarily attributable to decreased shipments to three customers, partially offset by new aerospace and defense customer shipments.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.

Switch revenue totaled $1.2 million and $2.2 million in the third quarter 2007 and 2006, respectively. This decrease of $1.0 million, or 48%, reflects lower switch shipments to one customer, Alcatel-Lucent, which declined by $.4 million, as well as decreased shipments to two other customers serving the telecommunications market.

Switch revenue amounted to $5.0 million and $9.0 million in the nine months ended September 30, 2007 and 2006, respectively. This decrease of $4.0 million, or 44%, was attributable to lower switch shipments to Alcatel-Lucent, which decreased by $4.3 million, partially offset by shipments for aerospace and defense programs.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 56.2% and 48.1% of sales for the third quarter 2007 and 2006, respectively. The improvement in margins was principally attributable to improved sales mix toward higher-margin products and greater manufacturing capacity utilization.

Gross profit for the nine months ended September 30, 2007 and 2006 was 51.4% and 48.7%, respectively. During the second and third quarters 2007, charges were recorded to write off software development costs and during the second quarter 2006, a charge was recorded for excess non-compliant “RoHS” inventory. Excluding these charges, the improvement in gross margin was principally the result of shipments of higher margin products in 2007, offset by lower sales and manufacturing levels in 2007, resulting in lower manufacturing capacity utilization.

Total Operating Expenses. Total operating expenses amounted to $5.2 million and $6.4 million in the third quarter 2007 and 2006, respectively. Total operating expenses included restructuring charges of $.8 million in the third quarter 2006. Total operating expenses amounted to $16.5 million and $18.7 million in the nine months ended September 30, 2007 and 2006, respectively. Total operating expenses included restructuring charges amounting to $.2 million and $1.8 million in the first nine months of 2007 and 2006, respectively.

Selling and marketing expenses were $1.7 million and $1.6 million for the third quarter 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, selling and marketing expenses were $5.0 million and $4.4 million, respectively. The increases in the 2007 periods over the comparable 2006 periods are primarily related to the hiring of additional sales and marketing personnel for the Signaling Systems Group.

Research and development expenses were $2.2 million and $2.6 million in the third quarter 2007 and 2006, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.5 million and $.4 million during the third quarter of 2007 and 2006, respectively. Research and development expenses were $7.6 million in the nine months ended September 30, 2007, as compared to $8.3 million in the comparable 2006 period. Nine month amounts capitalized to software development costs amounted to $1.6 million and $1.4 million in 2007 and 2006, respectively. The year-over-year decrease in gross expenditures for the third quarter 2007 and nine month period ended September 30, 2007 was $.3 million and $.6 million, respectively, and is primarily related to the closing of the Company’s Norwood, Massachusetts engineering center in the second quarter 2006.

General and administrative expenses were $1.2 million in the third quarter 2007, compared to $1.5 million in the third quarter 2006. General and administrative expenses were $3.7 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively. The year-over-year decreases in both the third quarter and year-to-date amounts are primarily related to lower incentive compensation in 2007, compared to the corresponding periods in 2006.

Restructuring charges amounted to $.8 million in the third quarter 2006 and included lease termination costs amounting to $.7 million related to the relocation of the San Luis Obispo, California engineering facility and severance costs amounting to $.1 million arising from an employee reduction in force. Restructuring charges for the nine months ended September 30, 2007 and 2006 were $.2 million and $1.8 million, respectively. The charge in 2007 resulted from a change in estimated future cash flows related to sub-leasing property in San Luis Obispo. The restructuring charges in the nine months ended September 30, 2006 included $1.0 million of severance costs and $.1 million in lease termination costs related to the closing of the Norwood, Massachusetts engineering center, in addition to $.7 million related to the relocation of the San Luis Obispo engineering center.

Other Income, net. Other income consists primarily of interest income. Funds are primarily invested in high quality, auction rate municipal securities. An increase in the funds available for investment as well as higher interest rates resulted in a substantial portion of the increase in interest income in both the third quarter and first nine months of 2007.

During the second quarter 2007, the Company received $.5 million of proceeds from the disposition of a note receivable from an unaffiliated company, upon which a full valuation charge had been recorded in 2004. The proceeds were recorded as a note receivable recovery in the amount of $.1 million and interest income in the amount of $.4 million.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company’s international operations, research activities, tax exempt interest and foreign sales.

The Company’s income tax provision for the third quarter 2007 amounted to a benefit of $.3 million, including a discrete income tax benefit of $.4 million, offset by the effect of changing the estimated net effective income tax rate for 2007 from 2% to -2%. The discrete income tax benefit realized during the third quarter 2007 related to the release of a reserve for income tax uncertainties of $.4 million based upon the lapsing of the statute of limitations.

The Company’s income tax benefit for the nine months of 2007 included the income tax effect of recording the note receivable recovery at 38%, which was $.2 million. In addition, the Company adjusted its net deferred tax assets at September 30, 2007 to reflect a change by the State of New York in its corporate income tax apportionment methodology. To reflect this change, the Company recorded an income tax charge amounting to $.1 million.

The Company’s income tax provision for the third quarter 2006 was a benefit of $.4 million which included an income tax benefit of $.1 million and discrete income tax benefit items of $.3 million. The discrete income tax benefit items included the release of a reserve for income tax uncertainties of $.4 million based on the expiration of the statute of limitations. The tax benefit for the nine months ended September 30, 2006 was $.3 million, including the third quarter discrete benefit of $.4 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are cash, cash equivalents and investments, which totaled $33.0 million at September 30, 2007, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $42.5 million and $47.7 million at September 30, 2007 and December 31, 2006, respectively.

For the nine months ended September 30, 2007, cash provided by operating activities amounted to $7.3 million. This amount included net income of $.6 million, depreciation and amortization charges of $2.3 million and stock-based compensation expense of $.5 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with decreases of accounts receivable and inventory of $2.7 million and $.7 million, respectively. The decrease in inventory was a result of reduced purchases due to implementation of a vendor consigned inventory program and lower levels of production. The decrease in accounts receivable was primarily the result of lower sales during the third quarter 2007, compared to the fourth quarter 2006. Cash provided by operations due to changes in operating assets and liabilities also included an increase of cash relating to an increase in accounts payable and accrued expenses of $.4 million, principally due to higher deferred support and maintenance revenue.

Cash provided by investing activities during the first nine months of 2007 totaled $4.0 million, resulting from net sales of investments of $6.0 million, offset by capitalized software development costs amounting to $1.6 million and capital expenditures of $.5 million.

Cash used by financing activities for the first nine months of 2007 amounted to $7.3 million, resulting from purchases of treasury stock totaling $7.5 million for the period, offset by proceeds from the exercise of stock options amounting to $.2 million. The Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million in July 2005. This program was extended to July 2008. Under this program, shares of Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 1.5 million common shares in the nine months ended September 30, 2007.

Off-Balance Sheet Arrangements:

During the third quarter 2007, the Company renewed its San Diego office space lease for a three-year term, expiring in November 2010. The annual payment obligation under this lease is approximately $86,000.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the third quarter 2007.

The Company has approximately $.7 million associated with unrecognized tax benefits and estimated related interest and penalties at September 30, 2007. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

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

The Company’s future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company’s control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations and potential material weaknesses. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2006, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes the Company’s exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of auction rate municipal securities. The Company is also subject to foreign exchange risk related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency risk is minimal. However, due to weakness of the US dollar as compared to the Canadian dollar and the British pound, the costs of our operations in Canada and the UK, as measured in US dollars, have increased approximately 25% and 7%, respectively, during 2007. The costs of our Canadian and UK operations are approximately $4.0 million and $1.0 million, respectively, on an annual basis. The Company does not participate in the investment of derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding third quarter 2007 purchases of common stock under the Company’s Stock Repurchase Program, which was authorized by the Board of Directors on July 11, 2005 and which has been extended through July 13, 2008. Under the Program, the Board of Directors authorized the repurchase of up to $10,000,000 of the Company’s common stock. During the six months ended June 30, 2007, the Company had purchased 576,154 shares for an aggregate dollar amount of $2,844,000.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan

July 1 – 31	68,429	$ 4.63	644,583	$ 6,839,000
August 1 – 31	42,100	4.94	686,683	6,631,000
September 1–30	828,561	4.96	1,515,244	2,522,000

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

November 9, 2007	By: /s/	John M. Slusser
John M. Slusser
President and
Chief Executive Officer

November 9, 2007	By: /s/	Dorrance W. Lamb
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2007	By:/s/	John M. Slusser
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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2007	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: November 9, 2007	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: November 9, 2007	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb

Chief Financial Officer and Senior Vice President