Form 10-K
period 2007-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2008-03-17
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-27460

PERFORMANCE TECHNOLOGIES, INCORPORATED

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service – Employer Identification No. 16-1158413

205 Indigo Creek Drive, Rochester, New York 14626

(585) 256-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ] Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2007 was approximately $51,496,475.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, was 11,718,244 as of March 7, 2008.

Documents Incorporated by Reference

The information called for by Items 10-14 of Part III of Form 10-K, except for the equity plan information required by Item 12, which is set forth herein, is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 22, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007.

Performance Technologies, Incorporated

PART I

ITEM 1 – Business

Overview

Performance Technologies, Incorporated and its subsidiaries (collectively the “Company”) is a global supplier of integrated “IP-based” platforms and solutions for advanced communications networks and innovative computer system architectures.

The Company is a Delaware corporation and since its founding in 1981 it has supplied embedded, standards-based products and solutions to its customers. The Company’s products are marketed through a direct worldwide sales force under a variety of brand names including Advanced Managed Platforms™, NexusWare® and SEGway™. These products are based on open standards and are sold as end solutions, application ready platforms, or as individual blade components for the communications marketplace. A key point of differentiation of the Company’s products from competing products is the high-level of internally developed software available with each product. When purchasing our Advanced Managed Platforms, customers can quickly incorporate their value-add technologies into the platform while realizing distinct cost advantages, increased overall system reliability and performance, and faster time-to-market. Our SEGway product family provides our customers with unique, flexible and highly scalable signaling solutions for establishing or expanding cost-effective telecommunication network architectures.

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in ITEM 1A of this Form 10-K. The Company’s future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company’s control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Available Information - The Company’s website address is www.pt.com. The Company makes available free of charge via a hypertext link on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company will provide this information upon written request to the attention of the Chief Financial Officer, Performance Technologies, Incorporated, 205 Indigo Creek Drive, Rochester, New York 14626. Materials we provide to the SEC are also available through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 or by calling 1-800-SEC-0330.

Strategy

The Company’s product strategy is to deliver robust, IP-based platforms and solutions to the communications marketplace. Today, the Company’s line of Advanced Managed Platforms specifically addresses equipment manufacturers’ requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy provides a viable alternative to proprietary or legacy platforms and offers a contemporary platform replacement product of equal or greater capacity. In addition, our SEGway Signaling products, which are built on our Advanced Managed Platforms, enable carriers and service providers to lower operating costs through the utilization of IP networks, thereby creating competitive advantages in existing and emerging markets.

Management is proceeding with multi-faceted initiatives to construct a solid foundation for long-term growth. These efforts are directed at niches within the communications market which are experiencing growth and include aerospace and defense, and signaling. These initiatives include the ongoing enhancement of our Embedded Systems products through tightly integrated hardware and software, and continued investment in the Company’s Signaling Systems products to further maximize the return on the Company’s considerable IP packet and carrier-grade Linux® core technologies.

There are identifiable risks associated with the Company’s strategy in the current economic climate. While aerospace and defense and signaling are growing markets, our OEM telecommunications customers experienced lower sales to their customers in 2007. In order to improve profitability in this environment, the Company’s sales and product development efforts will have to be more innovative and aggressive than those of our competitors. Management believes that based on its analysis of the marketplace and the strength of the Company’s product and technology portfolio, the identified risks are manageable. If successful, management believes its initiatives can yield improved profitability, particularly if the business cycle starts to show improvement.

Market Overview

The Company’s business addresses one industry segment - Communications - and it targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. The OEM telecommunications equipment market continued to be very challenging in 2007. As the Company entered 2007, it was clear that the mergers in the carrier/service provider market had resulted in stalling infrastructure spending while consolidation synergies were under review. This delay in equipment demand also came during a time of significant merger activity among the equipment manufacturers who were also in the process of rationalizing product lines and looking for their own consolidation synergies. The impact of these significant dynamics was felt across a broad section of the telecom industry supply chain, including many of our peers in the embedded systems arena.

To counteract the challenges in the OEM telecommunications equipment market, in mid-2006, management identified sales opportunities in selective areas within the communications market that it believes can drive future revenue growth and profitability. One such area is aerospace and defense. Several U.S. government agencies have initiatives under way to upgrade aging communications infrastructure with new communications networks over IP. The Company is pursuing incorporation of its Advanced Managed Platforms into these new network architectures with numerous prime contractors including Raytheon, Lockheed Martin, and General Dynamics, as well as various federal government system integrators. Another such focused market opportunity is in IP-based signaling solutions for traditional and emerging telecommunications service providers. Our SEGway product suite includes STPs, IP-STPs, IP-Edge, SS7 over IP transport solutions, and signaling gateways. These products enable carriers to lower operating costs through the utilization of IP networks and more flexible signaling network architectures, thereby creating competitive advantages in existing and emerging markets. This market area is not only being driven by the cost benefits of IP-based signaling networks, but also by the worldwide explosion of text messaging which is based upon signaling protocols.

Currently, gross margins are higher and the sales cycles are shorter for both aerospace and defense and signaling product markets, compared to the traditional OEM telecommunications equipment market we serve.

Products

The Company markets its products under a variety of brand names including Advanced Managed Platforms, NexusWare and SEGway.

Advanced Managed Platforms: The Company markets a line of IP-based platforms under the trade name Advanced Managed Platforms. Today, this product line contains the Company’s latest generation of configurable, fully-managed and redundant IP-based platforms targeted at communications applications which leverage all of our blade-based products and enabling software. This platform line is based on an open-standards architecture referred to as PICMG 2.16 (CompactPCI Packet Switching Backplane), which is an embedded technology developed by the Company and adopted as an industry standard.

The Company’s Advanced Managed Platform line is designed to offer distinct cost advantages while allowing developers of next-generation systems to reduce design complexity with increased overall system reliability and performance. From a market perspective, the Advanced Managed Platform line was developed to be a cost effective alternative to proprietary platforms and directly addresses equipment manufacturers’ requirements for designing high availability into their applications using a flexible and scalable architecture.

Key elements of the Company’s Advanced Managed Platforms include Ethernet switching elements which operate as the “nexus” of its IP packet switching functionality, and the Intelligent Shelf Management which offers the ability to effectively manage the operation of all products within the platform.

NexusWare Software, Middleware and Communications Protocols: NexusWare, the central element of our entire software offering, is a key point of differentiation in the embedded platform marketplace. NexusWare includes a comprehensive Linux-based development environment that can be supplied either as part of an Advanced Managed Platform, or with the Company’s individual blade products. NexusWare is specifically tailored to assist system engineers in rapidly integrating and developing packet-based embedded systems, while leveraging a robust and standardized software foundation that uses the Linux operating system.

The Company achieved the successful validation and registration of NexusWare as a carrier-grade distribution in 2006. “Carrier-grade” is a certification process in which the Linux Foundation (OSDL) reviews Linux distributions to ensure they include the critical elements to guarantee robustness and the highest reliability as an operating system.

One additional important aspect of the Company’s software offering is the extensive communications software protocols that can be licensed to customers for a variety of applications. Protocol functions include standard communication packages such as X.25, Frame Relay, and SS7 and SS7/IP signaling software, and specialized packages such as radar protocols used in weather tracking, air traffic control, and military communications applications.

Compute Products: Compute elements continue to play a significant role in embedded applications. The Company introduced three new compute products in 2007 and early 2008 which offer higher performance dual-core processors and higher capacity memory. These new products are especially applicable to IP-based systems.

Network Access Products: The Company’s network access and communications products function in a broad range of telecommunications and data communications applications. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. Several new products began shipping in 2007 and new products are planned for 2008. The access product family includes stand-alone communication servers and embedded access products that operate as part of systems based on a variety of open standards.

SEGway Signaling Products: The Company's SEGway Signaling products, which are built on our Advanced Managed Platforms, provide a full suite of signaling solutions that seamlessly operate in both circuit-switched and IP-networks to address the signaling needs of wireline and wireless service providers, VARs and OEMs.

Deployed for over 10 years, our SEGway product line has grown to include IP-based Signal Transfer Points (STPs), scalable Signaling Gateways, IP-Edge and SS7 over IP transport solutions. Our approach has been to offer cost effective, flexible signaling solutions which enable the utilization of IP networks, thus enabling carriers and service providers to lower operating costs associated with traditional signaling solutions.

In 2007, the Company introduced innovative new signaling capabilities for our SEGway IP-Edge solution, our SEGway Point Code Emulation™ product and our new X401 Platform, which doubles the capacity of our current SEGway products. The Company continues to invest in new product development to address evolving industry standards, increased demand for new applications and services and to support new protocol variants.

Sales, Marketing and Distribution

The Company markets its products worldwide to a variety of customers through its direct sales force and various channels including OEMs, Value Added Resellers (VARs), distributors and systems integrators. The majority of the Company's business is sold through the Company's direct sales force.

Due to the highly technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the embedded systems, networking and communications fields. To supplement its sales force, the Company has customer engineers who assist prospective customers in determining if the Company’s products will meet their requirements.

At year end 2007, the Company had a total of 48 sales, marketing and sales support personnel located in various offices including: Rochester, New York; San Diego and San Luis Obispo, California; Raleigh, North Carolina and the United Kingdom. To properly penetrate its target markets, the Company has separate sales and marketing organizations for its Embedded Systems products and its Signaling Systems products. During 2007, the Company increased staffing and resources for its Signaling Systems group in order to enable greater market penetration. In addition, independent sales representatives and agents cover selected geographic areas in the United States and internationally. Distributors or integrators, handling selected products, supplement the Company's direct sales team on a worldwide basis.

The Company executes various ongoing marketing strategies designed to attract new customers and to stimulate additional business with existing customers. These strategies include trade shows, web-based activities, technology seminars, direct mail and email campaigns, telemarketing, active participation in technical standards groups, participation in regional, national and international trade shows, selected trade press advertisements and technical articles.

Sales to customers outside of the United States represented 48%, 49% and 43% of the Company's revenue in 2007, 2006 and 2005, respectively. In 2007 and 2006, export shipments to the United Kingdom represented 13% and 14% of sales, respectively. International sales are subject to risks of import and export controls, transportation delays and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars.

Customers

The Company has approximately 200 active customers worldwide in the telecommunications, aerospace and defense, and commercial markets. Many of the Company’s major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Israel, South America and Asia. In 2007, the Company’s two largest customers, Data Connection Limited and Alcatel-Lucent, represented 11% and 10% of sales, respectively. In 2007, the Company’s four largest customers (Data Connection, Alcatel-Lucent, Alltel Communications and Motorola) together represented 34% of the Company’s sales. In 2006, the Company’s two largest customers, Alcatel-Lucent and Data Connection, represented 18% and 12% of sales, respectively. In 2005, Alcatel-Lucent and Data Connection comprised 25% and 12% of sales, respectively. (2006 and 2005 percentages have been adjusted to give effect to the 2006 merger of Alcatel and Lucent Technologies, Inc.).

In 2007, approximately 75% of the Company’s revenue came from the telecommunications industry; 15% from aerospace and defense, and 10% from the commercial markets.

Embedded Systems Products Customers: Announced customers for our Embedded Systems products include: Alcatel-Lucent, AudioCodes, Data Connection, FAA, General Dynamics, Hewlett Packard, Lockheed Martin, Motorola, Nokia Siemens, Northrup Grumman, Raytheon, Rockwell Collins, Sun Microsystems, Stratus and Vados Systems.

Signaling Systems Products Customers: Announced customers for our SEGway Signaling products include Alcatel-Lucent, Alltel Communications, Comfone, Ericsson, GeoLink, Nortel, Pinebelt Telephone, Primus Telecommunications, Rural Cellular, Siemens, Telefonica Moviles Espana, VSNL (Teleglobe) and VeriSign.

The loss of one or more of our major customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

Backlog

The scheduled backlog of orders amounted to $5.2 million and $5.5 million at February 1, 2008 and January 28, 2007, respectively. Backlog amounts for 2008 are expected to be shipped prior to the end of the year. Orders are subject to postponement of delivery or cancellation in the normal course of business. A substantial portion of the Company’s revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter. Forward-looking visibility on customer orders continues to be very limited. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

The Company's business is not generally subject to large seasonal swings but business is frequently slower during the summer months due to the European and United States vacation seasons. Some of the Company’s customers have seasonal swings in their business which is reflected in their orders with the Company. Much of the Company’s business is project-related, which can cause quarterly fluctuations in revenue.

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

If the products that we produce in the future do not comply with U.S. federal, state and local laws relating to the protection of the environment, we would be unable to sell our products into those markets and our operating results would be harmed.

Competition

Embedded, purpose-built computer systems are either based on proprietary technology or are based on open standards. The Company’s products are standards-based, which is the smaller portion of this market. NexusWare, the central element of our entire software offering, is a key point of differentiation for our products in the embedded platform marketplace.

The OEM communications equipment market is characterized by rapid technological change and frequent introduction of products based on new technologies. Competitive factors in this market include price, product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios. The Company’s Embedded Systems products compete in certain standards-based markets, specifically CompactPCI 2.16, AdvancedMC/µTCA, PCI and PCI Express.

Competitors are generally split into two categories, the full system suppliers and component suppliers.

Full system suppliers – Competitors for the Company’s Advanced Managed Platforms include Emerson Network Power (which acquired Motorola ECC in 2007), Radisys, Continuous Computing and Kontron. Management believes that its capability to deliver fully integrated, system level platform solutions, with NexusWare is a key differentiating factor for its products.

Component suppliers – Competitors for the Company’s embedded component elements include Emerson Network Power (which acquired Motorola ECC and Artesyn Technologies in 2006), Kontron, Adax Incorporated and Interphase Corporation.

For its SEGway Signaling products, the Company focuses its engineering on products that use Internet Protocol (IP) to carry signaling traffic. The Company’s signaling products currently compete with products from Alcatel-Lucent, Nortel, Tekelec, Hewlett Packard, Cisco Systems, Adax Incorporated and Ulticom.

We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that the competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

Research and Development

The Company's research and development expenses were approximately $9.9 million, $11.0 million and $10.4 million in 2007, 2006, and 2005, respectively, and were net of capitalized software development costs of $2.1 million, $1.8 million and $2.5 million, respectively. These expenses consist primarily of personnel costs, material consumed in developing and designing new products, and amounts expended for software licenses/tools. The Company expects to continue to invest heavily in research and development in order to create innovative next-generation products and maintain competitive advantages in the markets we serve.

The Company has significant core competencies applicable to communications platforms, carrier-grade IP-Ethernet switching and signaling. The Company also has significant software expertise including Linux and communications protocols that it applies to communications centric platforms and solutions.

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

Suppliers

In a fast-paced technology environment, product life cycles extend for two to four years. The obsolescence by manufacturers of individual electronic components used by the Company is occurring more rapidly than ever before. In addition, industry consolidation is resulting in fewer manufacturers offering electronic components. In many situations, the Company is utilizing sole or limited source components on its products. The Company obtains components on a purchase order basis and generally does not have long-term contracts with its suppliers. The Company does not have a large total procurement budget in relation to the overall market which results in a continuous challenge for the Company to obtain adequate supplies of components, even compared to a number of years ago. Lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when components are not available has become a challenging factor in several cases.

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

Many of the Company’s products are produced in low volumes and have high software content. By utilizing an in-house manufacturing capability, management believes that the Company has reduced risks inherent in utilizing third party contract manufacturing. These risks typically include a contract manufacturer’s inability to meet dynamic shifts in manufacturing requirements and related changes in inventory. Use of in-house manufacturing enables the Company to meet rapid and shifting changes in fulfilling customer orders. The Company utilizes limited contract manufacturing capabilities through third parties to fulfill customer orders. In the event of an interruption of production at its Rochester manufacturing facility, the Company's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on the Company's results of operations.

Employees

As of December 31, 2007, the Company had 215 full-time, ten part-time and contract employees, and five engineering cooperative education students. Management believes its relations with its employees are generally good. The Company's employees are not subject to collective bargaining agreements.

The Company’s full-time employees work in the following areas:

Research and Development	82
Sales and Marketing	48
Manufacturing	64
General and Administrative	21
215

Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A – Risk Factors

If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is characterized by rapid technological change and frequent introduction of products based on new technologies. Additionally, the embedded platform market targeting the telecommunications industry is volatile as the effects of new technologies, new standards, new products and short life cycles contribute to changes in the market and the performance of industry participants. Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that meet customer requirements and comply with industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results. Further, current technologies may become obsolete before being replaced by new technologies, which would have a material adverse effect on our revenue and operating results.

We operate in an extremely competitive industry and our revenues and operating results will suffer if we do not compete effectively.

The communications marketplace we are focused on is extremely competitive. We face a number of large and small competitors. Many of our principal competitors have established brand name recognition and market positions and have substantially greater experience and financial resources than we do to deploy on promotion, advertising, research and product development. In addition, we expect to face competition from new competitors. Companies in related markets could offer products with functionality similar or superior to that offered by our products. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect our revenue and operating results. Several of our competitors have recently been acquired. These acquisitions are likely to permit our competition to devote significantly greater resources on the development and marketing of new competitive products and the marketing of existing competitive products to their larger installed bases. We expect that competition will increase substantially as a result of these and other industry consolidations and alliances, as well as the emergence of new competitors. We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that the competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

We depend on a number of key customers, the loss of any of which, or the substantially decreased demand from which, would harm our revenues and operating results.

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

Our future annual and quarterly operating results can fluctuate significantly depending on factors such as the timing and shipment of significant orders, new product introductions by us and our competitors, market acceptance of new and enhanced versions of our products, changes in pricing policies by us and our competitors, inability to obtain sufficient supplies of sole or limited source components for our products, and general economic conditions. Our expense levels are based, in part, on our expectations as to future revenue. Since a substantial portion of our revenue in each quarter results from orders placed within the quarter and often shipped in the final weeks of that quarter, revenue levels are difficult to predict. If revenue levels are below expectations, operating results will be adversely affected. Net income would be disproportionately affected by a reduction in revenue because only a small portion of our net expenses varies with our revenue. In addition, our common stock is thinly traded and fluctuations in operating results can cause significant fluctuations in the price of our common stock.

We depend on a limited number of third-party suppliers to provide us with important components for our products. If we were unable to obtain components from these suppliers, our revenue and operating results would suffer.

In a fast-paced technology environment, product life cycles extend for approximately two to four years and the obsolescence by manufacturers of individual electronic components used by the Company is occurring more rapidly than ever before. Certain components used in our products are currently available to us from only one or a limited number of sources. There can be no assurance that future supplies will be adequate for our needs or will be available on prices and terms acceptable to us. Our inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments, and increased component prices could negatively affect our gross margins, either of which would have a material adverse effect on our revenue and operating results.

Potential limitations in our manufacturing arrangements could impair our ability to meet our customers’ expectations.

In order to fulfill orders for customers in the most optimal manner for a volume and mix of business, we manufacture the majority of our products at our Rochester, New York facility. However, certain elements of these products, such as platform chassis, are manufactured by contract manufacturers. We do not have significant alternative manufacturing capabilities, either internally or through third parties, to perform manufacturing of our products. Even if we were able to identify alternative third-party contract manufacturers, we cannot assume that we would be able to retain their services on terms and conditions acceptable to us. In the event of an interruption in production or damage to our manufacturing facility from a natural disaster or other catastrophic event, either of which would cause interruptions or delays in our manufacturing process, we would not be able to deliver products on a timely basis, which would have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance, we cannot be assured that such insurance would adequately cover our lost business as a result of such an interruption.

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

Although we believe that our products do not infringe on the proprietary rights of third parties, we cannot assure that infringement claims will not be asserted, resulting in costly litigation in which we may not ultimately prevail. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and requires us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which would have a material adverse effect on our revenue and operating results.

Because of the existence of a large number of patents in the communications industry and the rapid rate of new patents granted or new standards or new technology developed, we may have to obtain technology licenses from others. We do not know whether these third party technology licenses will be available to us on commercially reasonable terms. The loss of, or inability to obtain, any of these technology licenses could result in delays or reductions in our product shipments. Any such delays or reductions in product shipments would have a material adverse effect on our revenue and operating results.

We depend on a number of key personnel. The loss of these people, or delays in replacing them, would harm our operating results.

Our success depends on the continued contributions of our personnel, many of whom would be difficult to replace, if they left us. Changes in personnel could adversely affect our operating results. In addition, although our employees are subject to our employment policy regarding confidentiality and ownership of inventions, employees are generally not subject to employment agreements nor non-competition covenants and thus they could compete with us if they left our employment.

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

On July 1, 2006, the Restriction of Certain Hazardous Substances Directive ("RoHS") issued by the European Union became effective. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. During 2006, we developed and introduced products that are compliant with this directive. If the products that we produce in the future do not comply with this or similar directives, we would be unable to sell our products into those markets and our operating results would be harmed.

Errors or defects in our software products could diminish demand for our products, injure our reputation and reduce our operating results.

Our software products are complex and may contain errors that could be detected at any point in the life of the product. While the Company has rigorous quality control and testing procedures for its software products, we can provide no assurances that errors or defects will not be found in new products or releases after shipment. Such errors and defects could result in diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, there would be a material adverse effect to our revenue and operating results.

Global economic and market conditions could cause decreases in demand for our products.

Our revenue and profitability depend on the overall demand for our products and related services. A change in the economy and financial markets could result in decreases in demand for our products. Recently, the telecommunications market has been impacted both directly and indirectly by global economic conditions. Many carriers/service providers have been cautious of making investments in infrastructure during difficult economic times, which customarily results in reduced budgets and spending. This can impact us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure.

We may be required to defer recognition of revenues on our software products, which may have a material adverse effect on our financial results.

We may be required to defer recognition of revenues for a significant period of time after entering into a sale of products and license agreement for a variety of factors, including the following:

•	transactions where the client demands services that include significant modifications or customizations that could delay product delivery or acceptance; and
•	transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues.

Because of the factors listed above and other specific requirements under GAAP, for software revenue recognition, we must have very precise terms in our agreements in order to recognize revenue when we initially deliver products and software. Although we have a standard form of license agreement that meets the criteria under GAAP for current revenue recognition on delivered elements, we negotiate and revise these terms and conditions in some transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes result in deferred revenue recognition well after the time of delivery or project completion.

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

Funds associated with our auction-rate securities may not be liquid or accessible for in excess of twelve months and our auction-rate securities may experience temporary or other-than-temporary declines in value.

A portion of our investment portfolio as of both December 31, 2007 and March 14, 2008 was invested in auction rate municipal securities. Beginning in February 2008, the instability in the credit markets began to impact the auction rate municipal securities markets and the monthly auctions for many such securities began to fail. An auction failure means that the parties wishing to sell their securities on the auction date were unable to successfully carry out the transaction due to a lack of purchase demand.

The current instability in the credit markets may affect our ability to liquidate our auction rate municipal securities in the short term.  The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges.  At this point in time, we believe that the failed auctions experienced to date are not necessarily a result of a deterioration in the underlying credit quality of the securities. We believe we will be able to liquidate our investments without significant loss but our ability to successfully do so, as well as the timing of such an outcome, is uncertain. It could take until the final maturity of the underlying notes (up to 40 years) to realize our investments’ recorded value. Based on our expected operating cash flows, our other cash and investment balances, and our other potential sources of cash, including our available line of credit, we do not anticipate that the potential lack of liquidity on these investments in the near-term will affect our ability to execute our current business plan.

If we determine that any potential future unrealized loss associated with these securities will be temporary, such loss will be recorded in accumulated other comprehensive income in our consolidated balance sheet. If we determine that such losses become other than temporary, an impairment charge will be recorded to our consolidated statement of income, which could have a material adverse effect on our reported results of operations and financial condition.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 - Properties

The Company’s corporate headquarters is located in 57,000 square feet of leased office and manufacturing space in Rochester, New York. This lease expires in 2012. Corporate headquarters includes the executive offices, along with sales, marketing, engineering and manufacturing operations. There is sufficient space for growth in this facility and it is capable of accommodating a variety of expansion options. The Company owns land adjacent to this facility to accommodate future expansion.

The Company has an engineering group located in 8,600 square feet of office space in San Luis Obispo, California and this lease expires in August 2008. The Company is currently negotiating an extension of this lease agreement. Effective December 31, 2007, the Company entered into an agreement to terminate the lease for its former engineering and manufacturing facility in San Luis Obispo, which the Company vacated in 2006. This lease was due to expire in December 2008. Under the terms of the agreement, the Company agreed to pay $505,000 as consideration for the early termination and assigned the Company’s rights and obligations under its sublease agreement for a portion of the leased space to the landlord.

The Company’s Signaling Systems Group is located in 16,000 square feet of office space located in Kanata, Ontario (Canada), a suburb of Ottawa. This lease expires in October 2011.

The Company also leases sales and engineering office space in San Diego, California under a lease which expires in November 2010. In addition, the Company leases sales offices in Connecticut and the United Kingdom.

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

No matters were submitted to a vote of security holders during the fourth quarter 2007.

PART II

ITEM 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on NASDAQ under the trading symbol "PTIX." The following table sets forth the high and low closing prices of the common stock for each quarter during the two most recent years, as reported on NASDAQ. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

2007	High	Low
First Quarter	$ 6.26	$ 4.96
Second Quarter	5.14	4.39
Third Quarter	5.31	4.45
Fourth Quarter	$ 5.90	$ 4.52

2006	High	Low
First Quarter	$ 9.08	$ 6.64
Second Quarter	8.15	6.90
Third Quarter	7.14	5.51
Fourth Quarter	$ 6.24	$ 5.12

Stock Performance Graph

The following graph compares the cumulative total return of our Common Stock at the end of each calendar year since December 31, 2002 to the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Manufacturer Index. The stock performance shown in the graph below is not intended to forecast or be indicative of future performance.

As of March 4, 2008, there were 178 stockholders of record of the Company's common stock.

To date, the Company has not paid cash dividends on its common stock and has no expectation to do so for the foreseeable future. The Company has not sold any securities during the past three years, other than shares of common stock issued pursuant to stock option exercises. Reference is made to Item 12 for the Company’s equity plan information.

ITEM 5C - Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases. In July 2007, this program was extended through July 2008. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 1,632,600 shares during 2007 for an aggregate purchase price of $8,015,000. Of the shares repurchased, 12,820 shares with a cost of $64,000 were issued upon stock option exercises in 2007.

The following table sets forth information regarding fourth quarter 2007 purchases of common stock under the Company’s Stock Repurchase Program. During the nine months ended September 30, 2007, the Company had purchased 1,515,244 shares for an aggregate dollar amount of $7,478,000.

Period	Total number of shares purchased	Average price paid per share	Cumulative total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan

October 1 – 31	-	$ -	1,515,244	$ 2,522,000
November 1 – 30	84,835	4.56	1,600,079	2,135,000
December 1–31	32,521	4.63	1,632,600	1,985,000

Subsequent to December 31, 2007 and through March 9, 2008, the Company repurchased 7,756 additional shares for an aggregate purchase price of $37,000.

ITEM 6 - Selected Financial Data

(in thousands, except per share amounts)

The following selected financial data are derived from our consolidated financial statements:

For the Year Ended December 31:	2007	2006	2005	2004	2003
Sales	$ 40,319	$ 48,405	$ 49,633	$ 53,489	$ 49,992
Net income	1,814	1,483	3,045	2,780	3,050
Basic earnings per share:
Net income	$ 0.14	$ 0.11	$ 0.24	$ 0.22	$ 0.25
Weighted average common
shares	12,581	13,202	12,885	12,720	12,259
Diluted earnings per share:
Net income	$ 0.14	$ 0.11	$ 0.23	$ 0.21	$ 0.24
Weighted average common
and common equivalent
shares	12,626	13,344	13,167	13,219	12,692

At December 31:	2007	2006	2005	2004	2003
Working capital	$ 40,307	$ 47,700	$ 46,848	$ 41,637	$ 38,219
Total assets	$ 59,520	$ 64,261	$ 62,943	$ 57,011	$ 51,660
Total stockholders' equity	$ 52,896	$ 58,267	$ 55,287	$ 50,421	$ 43,952

See “Financial Overview” of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in ITEM 1A of this Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations and potential material weaknesses in internal control over financial reporting. In addition, during weak and uncertain economic periods, customer visibility deteriorates causing delays in the placement of orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with the accounting principles generally accepted in the United States (GAAP), estimates and assumptions are required to be made that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures, including information about contingencies, risk and financial condition. The Company believes that given the current facts and circumstances, these estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Management’s judgment in making these estimates and relying on these assumptions may materially impact amounts reported for any period.

The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are set forth below:

•	Revenue Recognition
•	Software Development Costs
•	Valuation of Inventories
•	Income Taxes
•	Product Warranty
•	Carrying Value of Goodwill
•	Stock-Based Compensation
•	Restructuring Costs
•	Investments

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

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, “Software Revenue Recognition.” For the sale of multiple-element arrangements whereby equipment is combined with other elements, such as software and maintenance, the Company allocates to, and recognizes revenue from, the various elements based on their fair value. Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Anticipated losses on contracts, if any, are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, revenue recognition is deferred and revenue will be recognized when all obligations under the arrangement are fulfilled. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the valuation allowance would increase income to be recognized in the period such determination was made.

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

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Product Warranty: Warranty obligations are generally incurred in connection with the sale of the Company’s products. The warranty period for these products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required.

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

Stock-Based Compensation: The Company’s board of directors approves grants of stock options to employees to purchase our common stock. Under the provisions of SFAS No. 123 (revised 2004) “Share-Based Payment,” stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

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

Investments: As of December 31, 2007, we held $16.7 million of investments in auction rate municipal debt securities which are backed by student loans or municipal debt securities. The value of these investments is subject to possible market volatility for the period we hold these investments until their sale or maturity. We recognize realized losses when declines in the fair value of our investments, below their cost basis, are judged to be other-than-temporary. In determining when a decline in fair value is other than temporary, we consider various factors including market price (if available), investment ratings, the financial condition and near-term prospects of the investee and the underlying collateral, the length of time and the extent to which the fair value has been less than our cost basis, the extent to which the investment is guaranteed, the financial health of the guarantor (if any), and our ability and intent to hold the investment until maturity or for a sufficient period of time to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it were judged that a decline in fair value is other-than-temporary, the investment is valued as the current fair value and a realized loss equal to the decline is reflected as an adjustment to net income. Such adjustments could materially adversely affect our operating results.

Overview

The Company is a global supplier of integrated “IP-based” platforms and solutions for advanced communications networks and innovative computer system architectures. IP, short for Internet Protocol, is a widely adopted method under which information is encapsulated into “packets” and transferred over a computer network. Such computer networks can range from very short, efficient connections between elements within a single computer system, to that of two or more computer systems on different sides of the world communicating over the Internet.

The Company’s products are primarily marketed through a direct worldwide sales force under a variety of brand names including Advanced Managed Platforms, NexusWare and SEGway. These products are based on open standards and are sold as end solutions, application ready platforms, or as individual blade components for the communications marketplace. A key differentiation of the Company’s products from competing products is the high level of internally developed software available with each product. When purchasing our Advanced Managed Platforms, customers can quickly incorporate their value-add technologies into the platform while realizing distinct cost advantages, increased overall system reliability and performance, and improved time-to-market. Our SEGway product family provides our customers with unique, flexible and highly scalable signaling solutions for establishing or expanding cost-effective telecommunication network architectures.

The Company’s business addresses one industry segment - Communications - and it targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 75% of the Company’s business. The OEM telecommunications equipment market served by the Company depends upon carrier spending to upgrade network infrastructure to next-generation equipment. This market continued to be very challenging in 2007. As the Company began the year, it was clear that the mergers in the carrier/service provider space had resulted in stalled infrastructure spending while consolidation synergies were under review. This delay in equipment demand also came during a time of significant merger activity among the equipment manufacturers which were also in the process of rationalizing product lines and looking for their own consolidation synergies. The impact of these significant dynamics was felt across a broad section of the telecom industry supply chain, including many of our peers in the embedded systems arena.

To counteract the challenges in the OEM telecommunications equipment market, in mid-2006, management identified sales opportunities in selective areas within the communications market that it believes can drive future revenue growth and profitability. One such area is aerospace and defense. Several U.S. government agencies have initiatives underway to upgrade aging communications infrastructure with new communications networks over IP. The Company is pursuing incorporation of its Advanced Managed Platforms into these new network architectures with numerous prime contractors including Raytheon, Lockheed Martin, and General Dynamics, as well as various federal government system integrators. Another such focused market opportunity is in IP-based signaling solutions for traditional and emerging telecommunications service providers. Our SEGway product suite includes STPs, IP-STPs, IP-Edge, SS7 over IP transport solutions, and signaling gateways. These products enable carriers to lower operating costs through the utilization of IP networks and more flexible signaling network architectures, thereby creating competitive advantages in existing and emerging markets. This market area is not only being driven by the cost benefits of IP-based signaling networks, but also by the worldwide explosion of text messaging which is based upon signaling protocols.

Currently, gross margins are higher and the sales cycles are shorter for both aerospace and defense and signaling product areas, compared to the traditional embedded telecommunications equipment market we serve.

Industry Overview

Embedded systems built on open standards comprise approximately a $4 billion per year market. Relying on standards-based development partners, such as the Company, allows customers to meet the competitive pressures of “time-to-market” found in most technology businesses. This also allows these suppliers to concentrate their efforts and expertise on their “value-add applications and services,” which typically include software and additional hardware elements directed toward specific applications.

Our OEM customers are primarily equipment manufacturers in the telecommunications, data communications, aerospace and defense, and commercial markets. Our largest customer base is the OEM equipment manufacturers serving the telecommunications market, and shipments to these customers declined in 2007. These customers depend upon carrier spending to upgrade network infrastructure to next-generation equipment. Our OEM telecommunications customers experienced lower sales to their customers in 2007.

Please refer to PART 1, ITEM 1, under the caption “Business,” for further discussion of the industry, markets and economic environment.

Strategy

The Company’s product strategy is to deliver robust, IP-based platforms and solutions to the communications marketplace. Today, the Company’s line of Advanced Managed Platforms specifically addresses equipment manufacturers’ requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy provides a viable alternative to proprietary or legacy platforms and offers a contemporary platform replacement product of equal or greater capacity. In addition, our SEGway Signaling products, which are built on our Advanced Managed Platforms, enable carriers and service providers to lower operating costs through the utilization of IP networks, thereby creating competitive advantages in existing and emerging markets.

Management is proceeding with multi-faceted initiatives to construct a solid foundation for long-term growth. These efforts are directed at end market segments within the communications market which are experiencing growth and include aerospace and defense and signaling. These initiatives include the ongoing enhancement of our Embedded Systems products through tightly integrated hardware and software, and continued investment in the Company’s Signaling Systems products to further maximize the return on the Company’s considerable IP packet and carrier-grade Linux core technologies.

There are identifiable risks associated with the Company’s strategy in the current economic climate. While aerospace and defense and signaling are growing markets, the OEM telecommunications market is not experiencing growth. In order to improve profitability in this environment, the Company’s sales and product development efforts will have to be more innovative and aggressive than those of our competitors. Management believes that based on its analysis of the marketplace and the strength of the Company’s product and technology portfolio, the identified risks are manageable. If successful, management believes its initiatives can yield improved profitability, particularly if the business cycle starts to show improvement.

Please refer to PART 1, ITEM 1, under the caption “Business,” for further information regarding the Company’s “Strategy.”

Key Performance Indicators

The Company believes that a key indicator for its business is the volume of orders received from customers. Many OEM customers for our Embedded Systems products are only placing orders for product when they have orders in hand from their customers. At the current time, the Company’s forward-looking visibility of customer orders is very limited. This lack of customer visibility makes it challenging to forecast revenue and generally results in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. Total shipments to customers in 2007 amounted to $40.3 million, compared to $48.4 million in 2006. This decrease in revenue was attributable to lower shipments into the OEM telecommunications market, primarily due to the reduced demand from the Company’s two largest customers, Data Connection Limited and Alcatel-Lucent. Due to a decrease in demand from their customers, shipments to Data Connections Limited and Alcatel-Lucent declined in 2007 by $6.4 million, resulting in a combined shipment level for the year to these two customers of $8.3 million. Our overall decrease in shipments to the OEM telecommunications market was partially offset by increased shipments to the aerospace and defense, and signaling markets.

The Company works closely with OEM suppliers to incorporate its IP-based platforms and solutions into their new product designs. Historically, “design wins” have been a useful metric for the Company to judge product acceptance in the marketplace because once the Company’s products have been designed into the OEM’s new product, the Company could expect shipments to that OEM for multiple years once the OEM’s product reached successful production. The Company’s current OEM sales efforts have been broadened to encompass aerospace and defense programs. The aerospace and defense market is primarily government communications network projects typically with fixed durations of less than eighteen months. The Company has also increased its focus on selling its SEGway signaling products directly to carriers and service providers. Sales to carriers and service providers are typically single or multiple unit sales, rather than designed in sales with multi-year run rates. Therefore, the Company has concluded that the “design win” metric is no longer a meaningful metric for judging its overall product acceptance in the marketplace.

Financial Overview

Revenue:

Revenue for 2007 amounted to $40.3 million, compared to $48.4 million in 2006. The decrease in revenue was attributable to lower shipments into the OEM telecommunications market, primarily to the Company’s two largest customers, Data Connection Ltd. and Alcatel-Lucent. Combined shipments to Data Connection and Alcatel-Lucent (after giving effect to the 2006 merger of Alcatel and Lucent Technologies) declined in 2007 by $6.4 million, resulting in a combined shipment level for the year to these two customers of $8.3 million. Lower shipments to these two customers were primarily attributable to weaker demand in these two customers’ end markets. Our decrease in sales to the OEM telecommunications market was partially offset by increased shipments to the aerospace and defense, and signaling markets.

Shipments to customers outside of the United States represented 48% and 49% of sales in 2007 and 2006, respectively. The decrease in shipments to customers outside of the United States was principally due to lower shipments to Data Connection Ltd. Lower shipments to this customer were primarily attributable to weaker demand in this customers’ end markets. Shipments to the United Kingdom represented 13% and 14% of the Company’s total sales in 2007 and 2006, respectively.

Earnings:

Net income in 2007 amounted to $1.8 million, or $.14 per diluted share, based on 12.6 million shares outstanding and included:

•	Stock compensation expense of $.7 million, or $.04 per diluted share;
•	Write-offs of software development costs amounting to $.5 million, or $.03 per diluted share;
•	Restructuring charges of $.4 million, or $.02 per diluted share, representing adjustments to estimated lease costs pertaining to 2006 restructuring activities;
•	A gain on sale of an investment of $.3 million, or $.02 per diluted share;
•	A recovery on a note receivable of $.5 million, or $.03 per diluted share; and
•	Net discrete income tax provision items amounting to $.1 million, or $.01 per diluted share.

Net income in 2006 amounted to $1.5 million, or $.11 per diluted share, based on 13.3 million shares outstanding and included:

•	Stock compensation expense of $.5 million, or $.02 per diluted share;
•

Restructuring charges of $1.8 million, or $.10 per diluted share, primarily related to closing the Norwood engineering center, the relocation of our San Luis Obispo engineering center and severance costs related to reductions-in-force;

•	A charge for non-compliant RoHS inventory of $.8 million, or $.05 per diluted share; and
•	Discrete income tax benefits amounting to $.4 million, or $.03 per diluted share.

The 2007 decrease in weighted average shares outstanding is attributable to the Company’s stock repurchase program, under which 1.6 million shares were repurchased during 2007.

Cash:

Cash, cash equivalents and investments amounted to $32.2 million and $35.2 million at December 31, 2007 and 2006, respectively, and no long-term debt existed at either date. The decrease in cash in 2007 included the Company’s repurchases of common stock, which amounted to $8.0 million; capitalized software development costs and equipment acquisitions which together amounted to $2.9 million, which were partially offset by cash provided from operating activities.

Cash generated from operating activities amounted to $7.7 million and $4.4 million in 2007 and 2006, respectively. The year-over-year increase in cash generated from operating activities amounted to $3.3 million and is primarily attributable to higher net income in the comparative years, higher depreciation, amortization and stock compensation expenses, a $1.6 million decrease in accounts receivable and $.9 million decrease in inventories.

Acquisitions, Equity Investments and Notes Receivable:

Allworx Corp. (Allworx) (formerly known as InSciTek Microsystems, Inc)

In 2004, the Company invested $3.0 million in Allworx in the form of a convertible note receivable (including funding of $.4 million in January 2005). In the fourth quarter 2004, the Company recorded a valuation charge related to this note receivable in the amount of $3.0 million as collection of this note was doubtful. The note bore interest at 10% annually and was convertible into shares of common stock of Allworx. During the third quarter 2005, Allworx received an investment from an outside party through the sale of preferred stock. In connection with that investment, the Company and Allworx renegotiated the terms of the note and all unpaid interest due to the Company at the date of the new investment, amounting to $.25 million, was paid in the form of Series A preferred stock of Allworx.

In December 2006, the Company and Allworx entered into an agreement whereby Allworx redeemed $1.0 million of the $3.0 million note receivable from the Company in exchange for $.25 million of cash and an IP license valued at $.07 million. As a part of the agreement, Allworx was also granted the option to redeem the remaining $2.0 million of the note by June 1, 2007, in exchange for $.5 million.

As of December 31, 2006, Allworx had not raised sufficient outside capital to assure its future as a going concern and the Company recorded a valuation charge of $.25 million against its Series A preferred stock investment in Allworx, which reduced the carrying value of the investment to zero. Other than interest income, these transactions were recorded in Note Receivable Recoveries and Valuation Charge on the Consolidated Statement of Income in 2006.

In May 2007, Allworx paid the Company $.5 million to exercise their option to redeem the remaining $2.0 million of the note. The interest component of this payment was recorded in Other Income in the amount of $.36 million and the remainder was recorded in Note Receivable Recoveries and Valuation Charge in the amount of $.14 million.

In October 2007, Allworx was acquired by a third party. As part of this transaction, the Company sold its Series A preferred stock investment and recorded a Gain on Sale of Investment in the amount of $.3 million. The Company received the proceeds from the sale subsequent to December 31, 2007.

Restructuring Activities:

Restructuring charges in 2007 principally relate to charges for the change in estimated future cash flows from sub-leasing the former San Luis Obispo engineering center and an agreement at year-end to buy out the remaining lease term for this facility, for which the future lease payments were previously accrued in 2006. The consideration for the early termination of this lease amounted to $.5 million, which was paid in January 2008.

Restructuring charges in 2006 primarily related to the closing of the Company’s Norwood, Massachusetts engineering center, relocation of the Company’s San Luis Obispo engineering center to less expensive office space and severance costs related to reductions-in-force. The relocation of the San Luis Obispo facility resulted in a charge for estimated lease termination costs amounting to $653,000. All actions under these programs were completed as of December 31, 2006, with the exception of the San Luis Obispo lease obligation.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, which has been included as an aid to understanding the Company's results and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of goods sold	46.0%	51.3%	50.8%
Software capitalization write-offs in 2007 and non RoHS
inventory charge in 2006	1.3%	1.7%
Gross profit	52.7%	47.0%	49.2%

Operating expenses:
Selling and marketing	16.9%	12.2%	11.9%
Research and development	24.4%	22.8%	20.9%
General and administrative	12.0%	11.0%	9.4%
Restructuring charges and intangible asset write-off	1.0%	3.7%	3.4%
Total operating expenses	54.3%	49.7%	45.6%
(Loss) income from operations	(1.6%)	(2.7%)	3.6%

Gain on sale of investment	0.8%
Note receivable recoveries (valuation charge)	0.4%	(0.1%)
Other income, net	5.2%	3.2%	2.6%
Income before income taxes	4.8%	0.4%	6.2%

Income tax provision (benefit)	0.3%	(2.7%)	0.1%

Net income	4.5%	3.1%	6.1%

Year Ended December 31, 2007 compared with the Year Ended December 31, 2006

Sales. Total revenue for 2007 amounted to $40.3 million, compared to $48.4 million for 2006. The Company’s products are grouped into three distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2007	2006
Communications	57%	49%
Computing	28%	29%
Switching	15%	22%
Total	100%	100%

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. Many of the Company’s SEGway signaling products, which are built on our Advanced Managed Platforms, provide a full suite of signaling solutions that seamlessly bridge between circuit switched networks and the growing “IP- based” networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $23.3 million and $23.5 million in 2007 and 2006, respectively. This decrease in revenue of $0.2 million, or 1%, resulted from decreases in sales of network access and voice products which were nearly offset by increases in SEGway signaling product sales.

Computing products:

Computing products include Advanced Managed Platforms, a range of single board compute elements and associated chassis management products.

Computing products revenue totaled $11.1 million and $14.2 million in 2007 and 2006, respectively. The decrease in revenue of $3.1 million, or 22%, was primarily attributable to a decrease in shipments to Data Connection, which declined by $1.5 million, and a $1.5 million decrease in shipments to one other customer. Lower shipments to these customers was primarily attributable to weaker demand in these customers’ end markets.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.

Switch revenue totaled $5.9 million and $10.7 million in 2007 and 2006, respectively. This decrease of $4.8 million, or 45%, is primarily attributable to decreased sales to one customer, Alcatel-Lucent, of $4.9 million, whose customer demand decreased.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function, and totaled $21.3 million and $22.8 million in 2007 and 2006, respectively. Gross margin was 52.7% and 47.0% of sales for 2007 and 2006, respectively. Gross margin rose in 2007 due to improved product mix and purchasing initiatives which resulted in lower material costs. In 2007, a charge amounting to $.5 million, or 1.2% of revenue, was recorded to write off certain software development costs relating to new products which had not reached commercial general release and were discontinued. In 2006, the Restriction of Certain Hazardous Substances (“RoHS”) Directive issued by the European Union (EU) became effective. Gross profit in 2006 was negatively impacted by a charge recorded to cost of goods sold for excess non-compliant RoHS inventory in the amount of $.8 million, or 1.7% of revenue. In addition to this charge, the lower gross margin in 2006 was attributable to a shift in product sales from higher margin products (Switching) to lower margin products (Computing). Also included in cost of goods sold is the amortization of software development costs which totaled $1.9 million and $1.8 million in 2007 and 2006, respectively.

Total Operating Expenses. Total operating expenses in 2007 amounted to $21.9 million including restructuring charges amounting to $.4 million and stock compensation expense amounting to $.7 million. Total operating expenses in 2006 amounted to $24.1 million including restructuring charges amounting to $1.8 million and stock compensation expense which amounted to $.5 million. Total operating expenses were 54.3% and 49.7% of sales for 2007 and 2006, respectively.

Selling and marketing expenses were $6.8 million and $5.9 million in 2007 and 2006, respectively. This increase of $.9 million, or 15%, was primarily the result of strategic initiatives to expand the Signaling Systems sales and marketing organization, as well as increases in advertising and trade show expenditures.

Research and development expenses were $9.9 million and $11.0 million in 2007 and 2006, respectively. The Company capitalizes certain software development costs, which reduces the amount charged to research and development expenses. Amounts capitalized were $2.1 million and $1.8 million during 2007 and 2006, respectively. Gross research and development expenditures decreased $.9 million, or 7% in 2007, which was primarily attributable to the closing of the Norwood engineering center in 2006, being partially offset by hiring additional personnel in our Signaling Systems engineering group in Kanata, Ontario, as well as the effect of the stronger Canadian dollar in the last half of 2007 on the expense level relating to this group.

General and administrative expenses totaled $4.8 million and $5.3 million for 2007 and 2006, respectively. The decrease in expenses was primarily related to lower corporate costs and the non-recurrence of one-time personnel-related costs in 2006.

Restructuring charges amounted to $.4 million and $1.8 million in 2007 and 2006, respectively. Restructuring charges in 2007 principally relate to charges for a change in estimated future cash flows from sub-leasing the former San Luis Obispo engineering center and an agreement at year-end to buy out the remaining lease term for this facility. The consideration for the early termination of this lease amounted to $.5 million, which was paid in January 2008.

Restructuring costs in 2006 primarily related to the closing of the Company’s Norwood, Massachusetts engineering center, relocation of the Company’s San Luis Obispo engineering center to less expensive office space and severance costs related to reductions-in-force. The relocation of the San Luis Obispo facility resulted in a charge for estimated lease termination costs amounting to $.7 million. All actions under the 2006 and 2007 programs were completed as of December 31, 2007, with the exception of the early lease termination payment, which was paid in January 2008.

A summary of the activity with respect to the 2007 restructuring charges is as follows (amounts in millions):

	Number of employees	Severance Reserve	Lease commitments and other	Total
Balance at January 1, 2007	-	-	$ .5	$ .5
2007 restructuring charges	-	-	.4	.4
2007 utilization	-	-	(.4)	(.4)
Balance at December 31, 2007	-	-	$0.5	$0.5

All utilization amounts in 2007 represent cash payments.

Note Receivable Valuation Charge and Impairment. On December 30, 2006, the Company entered into a redemption agreement with Allworx (formerly InSciTek). Under the terms of the agreement, the Company received $.3 million of consideration for the redemption of $1.0 million of the $3.0 million note receivable. In connection with the agreement, the Company reversed $.2 million of a previously recorded valuation reserve against this note and recorded $.1 million of interest income. At December 31, 2006, the Company also recorded a $.2 million impairment against the Company’s investment in Series A preferred stock of Allworx, reducing the carrying value of the investment to zero. As a part of the agreement, Allworx was also granted the option to redeem the remaining $2.0 million of the note by June 1, 2007 for $.5 million.

In the second quarter 2007, Allworx paid $.5 million to exercise its option to redeem the remaining $2.0 million owing under the note receivable. In connection with this redemption, the Company recorded $.1 million as a reversal of the previously recorded valuation reserve and recorded $.4 million of interest income.

In the fourth quarter 2007, Allworx was acquired by a third party. In connection with the acquisition, the Company received $.3 million as consideration for its Series A preferred stock investment. As the value of this investment had been reduced to zero in 2006, this entire amount was recorded as Gain on Sale of Investment in 2007.

Assessment of Fair Value of Goodwill. The Company annually assesses the fair value of its intangible assets, including goodwill, to determine whether such assets may be impaired. In so doing, the Company considers many factors, including its stock price and market capitalization, future business plans and projected earnings and cash flows. At December 31, 2007, management has determined that the carrying value of goodwill is not impaired.

Other Income, net. Other income consists primarily of interest income and totaled $2.1 million in 2007, compared to $1.6 million in 2006. The Company’s funds are primarily invested in AAA-rated, guaranteed auction rate municipal securities. The increase in interest was partially attributable to a shift from tax-free to taxable investments in the first quarter 2007, resulting in higher average interest rates on the Company’s investment portfolio. Interest income of $.4 million and $.1 million was recorded related to the note receivable from Allworx in 2007 and 2006, respectively.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada and tax-exempt interest.

For 2007, the income tax provision amounted to $.1 million, which included income tax benefits of $.5 million for the aforementioned credits, a net benefit from discrete income tax benefit items of $.3 million relating to the release of reserves for income tax uncertainties and a $.2 million provision associated with a change in the Company’s tax rate used in computing net deferred tax assets.

In the first quarter 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The adoption of FIN 48 did not have a material impact on the Company’s Consolidated Financial Statements.

For 2006, the income tax benefit amounted to $1.3 million, which included income tax benefits of $.9 million for the effect of research and development tax credits in the United States and Canada, tax-exempt interest and foreign sales exemption, and discrete income tax benefit items of $.4 million associated with the release of reserves for income tax uncertainties and the benefit of a previously unused tax credit.

Year Ended December 31, 2006 compared with the Year Ended December 31, 2005

Sales. Total revenue for 2006 amounted to $48.4 million, compared to $49.6 million for 2005. The Company’s products are grouped into three distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2006	2005
Communications	49%	49%
Computing	29%	25%
Switching	22%	26%
Total	100%	100%

Communications products:

Revenue from Communications products amounted to $23.5 million and $24.0 million in 2006 and 2005, respectively. This decrease in revenue of $.5 million, or 2%, reflected a combination of factors including one major customer in 2005 that, due to market conditions, unexpectedly decreased product requirements after the second quarter 2005 and throughout 2006. This decrease was partially offset by greater demand from a variety of customers across this product category.

Computing products:

Computing products revenue totaled $14.2 million and $12.3 million in 2006 and 2005, respectively. The increase in revenue of $1.9 million, or 15%, was spread across a variety of customers that increased their purchase volumes during the comparative periods.

Switching products:

Switch revenue totaled $10.7 million and $12.8 million in 2006 and 2005, respectively. This decrease of $2.1 million, or 16%, reflected the combination of decreased sales to one customer, Lucent, of $3.3 million, whose customer demand decreased, and partially offsetting increased sales to several other customers.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function, and totaled $22.8 million and $24.4 million for 2006 and 2005, respectively. Gross margin was 47.0% and 49.2% of sales for 2006 and 2005, respectively. The Restriction of Certain Hazardous Substances (“RoHS”) Directive issued by the European Union (EU) became effective on July 1, 2006. Gross margin in 2006 was negatively impacted by a charge recorded in the second quarter to cost of goods sold for excess non-compliant RoHS inventory in the amount of $.8 million, or 1.7% of revenue. In addition to this charge, the decrease in gross margin was attributable to a shift in product sales from higher margin products (Switching) to lower margin products (Computing). Gross margin in 2006 was positively impacted by the Company’s centralization of manufacturing efforts that were completed during 2005. Also included in cost of goods sold is the amortization of software development costs which totaled $1.8 million and $1.6 million in 2006 and 2005, respectively.

Total Operating Expenses. Total operating expenses in 2006 amounted to $24.1 million including restructuring charges amounting to $1.8 million and stock compensation expense amounting to $.5 million. Total operating expenses in 2005 amounted to $22.7 million including restructuring charges amounting to $.4 million and an intangible asset write-off of $1.4 million. Total operating expenses were 49.7% and 45.6% of sales for 2006 and 2005, respectively.

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

General and administrative expenses totaled $5.3 million and $4.7 million for 2006 and 2005, respectively. The increase in expenses is primarily related to higher personnel costs, higher corporate governance costs and stock-based compensation expense in 2006.

Restructuring charges amounted to $1.8 million and $.4 million in 2006 and 2005, respectively. Restructuring charges in 2006 primarily related to the closing of the Company’s Norwood, Massachusetts engineering center, relocation of the Company’s San Luis Obispo engineering center to less expensive office space and severance costs related to reductions-in-force. The relocation of the San Luis Obispo facility resulted in lease termination costs amounting to $.7 million. All actions under these programs were completed as of December 31, 2006, although payments for certain lease obligations were to continue through 2008. The restructuring actions taken in 2006 were expected to result in cost savings of approximately $2.5 million in 2007 and will be used to offset a number of initiatives to improve the Company’s market positioning.

A summary of the activity with respect to the 2006 restructuring charges is as follows (amounts in millions):

	Number of employees	Severance Reserve	Lease commitments and other	Total
Balance at January 1, 2006
2006 restructuring charges	30	$ 1.0	$ .8	$ 1.8
2006 utilization	(30)	(1.0)	(.3)	(1.3)
Balance at December 31, 2006	-	-	$ .5	$ .5

All utilization amounts in 2006 represent cash payments.

In 2005, the Company completed the centralization of sales, marketing, accounting and manufacturing functions into corporate operations. The Company incurred $.4 million in restructuring charges in 2005 related to these restructuring efforts.

Note Receivable Valuation Charge and Impairment. On December 30, 2006, the Company entered into a redemption agreement with Allworx (formerly InSciTek). Under the terms of the agreement, the Company received $.3 million of consideration for the redemption of $1.0 million of the $3.0 million note receivable. In connection with the agreement, the Company reversed $.2 million of a previously recorded valuation reserve against this note and recorded $.1 million of interest income. At December 31, 2006, the Company also recorded a $.2 million impairment against the Company’s investment in Series A preferred stock of Allworx, reducing the carrying value of the investment to zero. The Company recorded this impairment due to Allworx’s uncertainty to continue as a going concern. As a part of the agreement, Allworx was also granted the option to redeem the remaining $2.0 million of the note by June 1, 2007, in exchange for $.5 million.

Other Income, net. Other income consists primarily of interest income and totaled $1.6 million in 2006, compared to $1.3 million in 2005. An increase in the funds available for investment as well as higher interest rates in 2006 contributed to an increase in interest income. Interest income of $.1 million and $.2 million was recorded related to the note receivable from Allworx in 2006 and 2005, respectively.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, tax exempt interest and foreign sales exemption. For 2006, the income tax benefit amounted to $1.3 million, which included income tax benefits of $.9 million for the aforementioned items and discrete income tax benefit items of $.4 million associated with the release of reserves for income tax uncertainties and the benefit of a previously unused tax credit. The Company’s income tax provision of $.04 million for 2005 was lower than the statutory rates due to the favorable impact of U.S. research and development credits, Canadian research and development activities, a foreign sales exemption and tax exempt interest.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our primary sources of liquidity are cash, cash equivalents and investments, which together totaled $32.2 million, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $40.3 million and $47.7 million at December 31, 2007 and 2006, respectively. The decrease in working capital is primarily the result of the Company’s repurchases of shares of its common stock, which totaled $8.0 million for 2007.

Cash provided by operating activities amounted to $7.7 million for 2007. This amount included net income of $1.8 million, a depreciation and amortization charge of $2.7 million, stock-based compensation expense of $.7 million and a decrease in net deferred tax assets of $.4 million. The decrease in net deferred tax assets relates primarily to taxes on the Allworx note receivable recovery and capital gain. Cash provided by operations was primarily due to changes in working capital including a decrease in inventory of $.9 million and a decrease in accounts receivable of $1.6 million. The decrease in inventory is primarily related to improved inventory management and lower sales. The decrease in accounts receivable was principally due to lower fourth quarter sales in 2007 than in 2006.

Cash provided by investing activities during 2007 totaled $5.2 million and resulted from a net decrease in investments of $8.0 million, offset by capital asset purchases of $.8 million and capitalization of software development costs amounting to $2.1 million.

Cash used by financing activities for 2007 amounted to $7.9 million, primarily resulting from the Company’s repurchase of common stock, which totaled $8.0 million. Under the Company’s current stock repurchase program, 1.6 million common shares were repurchased in 2007.

The Company had investments of $16.7 million and $24.7 million as of December 31, 2007 and 2006, respectively. The decline was due to funding of the stock repurchase program and management’s decision to lower the Company’s investment exposure and increase cash equivalents. As of December 31, 2007, all of these investments were invested in auction rate municipal securities rated AAA by a major credit rating agency. Certain of these auction rate municipal securities are guaranteed by commercial insurance carriers.

As of December 31, 2007, the Company held $16.7 million in AAA-rated auction rate municipal securities. During 2008, the Company has successfully liquidated $14.2 million of these investments. Therefore, as of March 14, 2008, the Company held one AAA-rated auction rate municipal security amounting to $2.5 million. The current overall credit concerns in capital markets may impact the Company’s ability to liquidate this security. Auction rate municipal securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, usually every 35 days. If the auctions for such securities should fail, the investments may not be readily convertible to cash until a future auction of these investments is successful.

The auction rate municipal security held at both December 31, 2007 and March 14, 2008 was involved in a successful auction in January 2008, but at the next auction in February, the auction failed. As such, the Company was not able to sell this security. The security, which was acquired in December 2007, has a face value and carrying value of $2,500,000, and a maturity date of May, 2040, and carries a 10% guarantee of the Federal Family Education Loan Program (FFELP) and also carries MBIA bond credit insurance. At the time the auction failed, the interest rate was increased to the maximum contract rate of 14% through May 31, 2008, at which time the contract rate will adjust to a rate equal to 175% of the J.J. Kenny Intermediate Index. It is unknown when the Company will be able to liquidate this investment or to what extent its value may now be impaired due to the auction failure and there is no assurance that auctions on this security will succeed in the future. As of December 31, 2007, the carrying value of our investments was equal to the fair value based on successful auctions both preceding and subsequent to year end. Because the auction for this security failed subsequent to December 31, 2007, no impairment has been recorded in the accompanying statement of income for 2007. Based on the Company’s ability to access cash and other short-term investments, expected future operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on this investment to affect the ability to operate the Company’s business as usual. The Company has the ability and intent to hold this investment until it can be sold in an orderly fashion so as to minimize any potential loss in value. Because of the uncertainty of timing as to when the Company may be able to do so, this investment has been classified as non-current in the accompanying December 31, 2007 balance sheet.

Off-Balance Sheet Arrangements:

The Company had no off-balance sheet arrangements during 2007.

Contractual Obligations:

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays annual rent which amounts to $768,000, with pre-established adjustments each year.

The Company leases a facility in San Luis Obispo, California under a two-year lease which expires in August 2008. This lease contains options for two 2-year renewal periods. Effective December 31, 2007, the Company terminated its lease for its former San Luis Obispo property and paid $.5 million in connection with that termination subsequent to December 31, 2007.

The Company leases office space in Kanata, Ontario, Canada. The term of this lease extends through October 2011. Rent payments under this lease amount to $178,000 annually, with annual inflationary adjustments.

The Company leases office space near London, England. The terms of this lease extend through March 2012 and require quarterly lease payments which amount to $53,000 annually.

For the lease agreements described above, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. The Company leases facilities in its other operating locations in North America that expire through 2008.

The Company enters into purchase commitments during the normal course of its operations. Certain of these purchase commitments are non-cancelable. As of December 31, 2007, the Company’s non-cancelable purchase commitments expire through December 31, 2008. Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2007.

Future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments at December 31, 2007 are as follows:

		Payments Due by Period (in thousands)
Contractual Obligations	Total	2008	2009 through 2011	2012
Operating leases	$4,528	$1,083	$3,235	$210
Purchase commitments	969	969	-	-
Total	$5,497	$2,052	$3,235	$210

The Company is not a party to any other significant contractual obligations.

Due to uncertainties regarding whether, and when, the Company’s tax returns may be examined by the applicable taxing authorities, and the uncertain possible outcomes of such examinations, if any, an estimate of the timing of payments related to uncertain tax positions and related interest cannot be made. See Note N, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s uncertain tax positions.

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

The Company does not expect that the potential lack of liquidity of its auction rate municipal investments will materially affect the ability to operate the Company’s business as usual. The Company intends to renew its line of credit upon its expiration in December 2008, assuming the ability to do so.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement, as modified by FASB Staff Position (FSP) 157-2, is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) for financial assets and liabilities, and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company) for non-financial assets and liabilities. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008, and does not expect that adoption of this statement will have a material effect on our financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this Statement on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS No. 160 requires the presentation of noncontrolling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statements of Income of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). The provisions of SFAS No. 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments. The Company believes its exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and consist of AAA-rated auction rate municipal securities. The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada. The Company believes that its exposure to foreign currency risk is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. The Company does not participate in the investment of derivative financial instruments.

We had unrestricted cash and cash equivalents of $15.6 million and short term investments of $14.2 million at December 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate municipal securities, commercial paper, money market funds, debt securities and certificates of deposit. As of December 31, 2007, all of our cash equivalents were held in money market accounts or bank deposits and our short-term investments were comprised of auction rate municipal securities.

As of March 14, 2008, we held $2.5 million in one auction rate municipal security. The underlying assets of this security are student loans which are partially backed by the federal government under the Federal Family Education Loan Program. This security was involved in a successful auction in January 2008, but at the next auction in February, the auction failed. There is no assurance that auctions on this security will succeed in the future. As a result, our ability to liquidate this investment without loss in the near term may be limited, and our ability to fully recover the carrying value of this investment may be limited or non-existent. If the issuer is unable to successfully close future auctions or its credit rating or the credit rating of its guarantor deteriorates, we may in the future be required to record an impairment charge on this investment. We believe we will be able to liquidate our investments without significant loss but our ability to successfully do so, as well as the timing of such an outcome, is uncertain. We currently believe that the value of this security is not significantly impaired, primarily due to the collateral backing of the underlying securities, the bond credit insurance it carries and its partial government guaranty. However, it could take until the final maturity of the underlying notes (up to 40 years) to realize our investment’s recorded value. Based on our expected operating cash flows, our other cash and investment balances, and our other potential sources of cash, including our available line of credit, we do not anticipate that the potential lack of liquidity on this investment in the near-term will affect our ability to carry-on our business as usual.

ITEM 8 – Financial Statements and Supplementary Data

Index to Financial Statements:	Page

Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets at December 31, 2007 and 2006	42
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	43
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2007, 2006 and 2005	44
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, 2006 and 2005	45
Notes to Consolidated Financial Statements	46

Index to Financial Statement Schedule:

Schedule II – Valuation and qualifying accounts

Allowance for doubtful accounts	69
Valuation allowance for note receivable	69
Valuation allowance for deferred tax assets	70

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits on January 1, 2007. As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 14, 2008

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2007	2006

Current assets:
Cash and cash equivalents	$ 15,592,000	$ 10,518,000
Investments (Note B)	14,150,000	24,675,000
Accounts receivable, net	7,933,000	9,561,000
Inventories	4,783,000	5,678,000
Prepaid income taxes	713,000
Prepaid expenses and other assets	916,000	767,000
Deferred taxes	2,037,000	2,495,000
Total current assets	46,124,000	53,694,000

Investment (Note B)	2,500,000
Property, equipment and improvements, net	2,260,000	2,213,000
Software development costs, net	3,297,000	3,185,000
Deferred taxes	1,196,000	1,026,000
Goodwill	4,143,000	4,143,000
Total assets	$ 59,520,000	$ 64,261,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 1,392,000	$ 1,460,000
Income taxes payable		232,000
Accrued expenses	4,425,000	4,302,000
Total current liabilities	5,817,000	5,994,000

Income taxes payable	807,000
Total liabilities	6,624,000	5,994,000

Commitments and contingencies (Notes I and Q)

Stockholders’ equity:
Preferred stock - $.01 par value: 1,000,000
shares authorized; none issued
Common stock - $.01 par value: 50,000,000 authorized
13,304,596 and 13,277,201 shares issued, respectively; 11,684,816 and 13,277,201 shares outstanding, respectively	133,000	133,000
Additional paid-in capital	15,483,000	14,699,000
Retained earnings	45,231,000	43,435,000
Treasury stock – at cost; 1,619,780 shares and no shares
held, respectively	(7,951,000)
Total stockholders’ equity	52,896,000	58,267,000
Total liabilities and stockholders’ equity	$ 59,520,000	$ 64,261,000

The accompanying notes are an integral part of these consolidated financial statements. 42

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005

Sales	$40,319,000	$48,405,000	$49,633,000
Cost of goods sold	18,537,000	24,841,000	25,191,000
Software capitalization write-off (Note O)	520,000
Non RoHS inventory charge (Note D)		801,000
Gross profit	21,262,000	22,763,000	24,442,000

Operating expenses:
Selling and marketing	6,824,000	5,922,000	5,894,000
Research and development	9,854,000	11,049,000	10,367,000
General and administrative	4,833,000	5,330,000	4,663,000
Restructuring charges and intangible asset
write-off (Note R)	393,000	1,775,000	1,730,000
Total operating expenses	21,904,000	24,076,000	22,654,000
(Loss) income from operations	(642,000)	(1,313,000)	1,788,000

Gain on sale of investment (Note F)	305,000
Note receivable recoveries (valuation charge)	143,000	(67,000)
Other income, net	2,129,000	1,588,000	1,296,000
Income before income taxes	1,935,000	208,000	3,084,000
Income tax provision (benefit)	121,000	(1,275,000)	39,000

Net income	$ 1,814,000	$ 1,483,000	$ 3,045,000

Basic earnings per share	$ 0.14	$ 0.11	$ 0.24
Diluted earnings per share	$ 0.14	$ 0.11	$ 0.23

Weighted average number of common shares
used in basic earnings per share	12,580,602	13,201,569	12,885,072
Potential common shares	45,582	142,823	281,605
Weighted average number of common shares
used in diluted earnings per share	12,626,184	13,344,392	13,166,677

The accompanying notes are an integral part of these consolidated financial statements. 43

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

						Accumulated
						Other Comp-
			Additional			rehensive
	Common Stock		Paid-in	Retained	Treasury	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	Total

Balance -
December 31, 2004	13,260,038	$133,000	$13,476,000	$41,978,000	$(5,188,000)	$ 22,000	$50,421,000
Comprehensive income:
2005 net income				3,045,000			3,045,000
Other						(22,000)	(22,000)
Total comprehensive
Income							3,023,000
Exercise of 316,272
Options				(2,422,000)	3,838,000		1,416,000
Restricted stock
compensation expense			23,000				23,000
Tax benefit-option plan			404,000				404,000
Balance -
December 31, 2005	13,260,038	133,000	13,903,000	42,601,000	(1,350,000)	-	55,287,000
Comprehensive income:
2006 net income				1,483,000			1,483,000
Total comprehensive
Income							1,483,000
Stock compensation
Expense			511,000				511,000
Exercise of 241,560
Options	17,163		(27,000)	(649,000)	1,350,000		674,000
Restricted stock
compensation expense			21,000				21,000
Tax benefit-option plan			291,000				291,000
Balance -
December 31, 2006	13,277,201	$133,000	14,699,000	$43,435,000	-	-	58,267,000
Comprehensive income:
2007 net income				1,814,000			1,814,000
Total comprehensive
Income							1,814,000
Purchases of 1,632,600
treasury shares					(8,015,000)		(8,015,000)
Stock compensation
Expense			678,000				678,000
Exercise of 40,215
Options	27,395		106,000	(15,000)	64,000		155,000
Change in accounting
principle (Notes A and N)				(3,000)			(3,000)
Balance -
December 31, 2007	13,304,596	$133,000	$15,483,000	$45,231,000	$(7,951,000)	$ -	$52,896,000

The accompanying notes are an integral part of these consolidated financial statements. 44

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$ 1,814,000	$ 1,483,000	$ 3,045,000
Non-cash adjustments:
Depreciation and amortization	2,191,000	2,539,000	2,412,000
Stock-based compensation expense	678,000	511,000
Provision for bad debts	27,000	10,000	45,000
Gain on sale of investment	(305,000)
Note receivable valuation charge and impairment		248,000
Non-cash intangible asset write-off	520,000		1,360,000
Restricted stock compensation expense		21,000	23,000
Loss on disposal of assets	16,000	108,000
Deferred taxes	288,000	(1,387,000)	(244,000)
Tax benefit from stock option exercises		258,000	404,000
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,601,000	(48,000)	617,000
Inventories	895,000	1,470,000	(575,000)
Prepaid expenses and other assets	110,000	(297,000)	83,000
Accounts payable and accrued expenses	55,000	(512,000)	882,000
Income taxes payable and prepaid income taxes	(141,000)	(12,000)	1,015,000
Net cash provided by operating activities	7,749,000	4,392,000	9,067,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(822,000)	(1,064,000)	(653,000)
Capitalized software development costs	(2,064,000)	(1,795,000)	(2,488,000)
Purchases of investments	(88,650,000)	(102,100,000)	(70,250,000)
Proceeds from sales of investments	96,721,000	98,575,000	64,350,000
Net cash provided (used) by investing activities	5,185,000	(6,384,000)	(9,041,000)

Cash flows from financing activities:
Purchase of treasury stock	(8,015,000)
Exercise of stock options	155,000	674,000	1,416,000
Tax windfall benefit from stock option exercises		33,000
Net cash (used) provided by financing activities	(7,860,000)	707,000	1,416,000

Net increase (decrease) in cash and cash equivalents	5,074,000	(1,285,000)	1,442,000
Cash and cash equivalents at beginning of year	10,518,000	11,803,000	10,361,000
Cash and cash equivalents at end of year	$ 15,592,000	$ 10,518,000	$ 11,803,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net income taxes refunded	$ 72,000	$ 151,000	$ 1,006,000
Non-cash financing activity:
Exercise of stock options using zero, 57,484 and 5,348
shares of common stock, respectively	$ -	$ 425,544	$ 50,700

The accompanying notes are an integral part of these consolidated financial statements. 45

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a supplier of integrated “IP-based” platforms and solutions for advanced communications networks and innovative computer system architectures which are used in a broad range of applications and end markets.

Segment Data, Geographic Information and Significant Customers: The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete financial information, other than product revenue, with respect to separate product lines and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Shipments to customers outside of the United States represented 48%, 49% and 43% of sales in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, export shipments to the United Kingdom represented 13%, 14% and 14% of sales, respectively. The Company does not maintain significant amounts of long-lived assets outside of the United States.

For 2007, 2006, and 2005, four customers accounted for approximately 34%, 38% and 46% of sales respectively. In 2007, two customers, Data Connection Limited and Alcatel-Lucent constituted 11% and 10% of sales, respectively. In 2006, Alcatel-Lucent and Data Connection accounted for 18% and 12% of sales, respectively. In 2005, Alcatel-Lucent and Data Connection comprised 25% and 12% of sales, respectively. During each of these years, Alcatel-Lucent purchased switching products and Data Connection purchased computing products. The percentages presented for 2006 and 2005 have been revised to give effect to the 2006 merger of Lucent Technologies, Inc. and Alcatel.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated.

Foreign Currency Translation: The U.S. dollar is the functional currency of the Company’s foreign subsidiaries. Monetary assets and liabilities are re-measured at year-end exchange rates. Non-monetary assets and liabilities are re-measured at historical rates. Revenues, expenses, gains and losses are re-measured using the rates on which those elements were recognized during the period.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable. Investments consist of high quality, interest bearing financial instruments. The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2007, one customer, Raytheon, represented 12% of accounts receivable. As of December 31, 2006, Alcatel-Lucent and Data Connection represented 11% and 10% of net accounts receivable, respectively.

Fair Value of Financial Instruments: The carrying amounts of the Company's accounts receivable and accounts payable approximate fair values at December 31, 2007 and 2006, as the maturity of these instruments are generally short term. The fair value of investments is discussed in Note B – Investments.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments: The Company classifies its investments as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair value, with unrealized gains and losses, if any, reported in accumulated other comprehensive income, a component of stockholders’ equity. The Company records losses that are other-than-temporary, if any, in net income.

Investments consist of auction rate municipal debt securities classified as available-for-sale. Auction rate municipal securities are variable rate debt instruments which bear interest rates that reset approximately every 35 days, but which have contractual maturities that can be well in excess of ten years. The auction rate municipal securities owned by the Company were rated AAA by a major credit rating agency and are generally commercially insured.

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Revenue Recognition: The Company recognizes revenue from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Product sales represent the majority of the Company’s revenue and include hardware products and hardware products with embedded software. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by the Company. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied.

Revenue earned from arrangements for software is accounted for under the provisions of Statement of Position 97-2, “Software Revenue Recognition.” For the sale of multiple-element arrangements whereby equipment is combined with other elements, such as software and maintenance, the Company allocates to, and recognizes revenue from, the various elements based on their fair value. Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Anticipated losses on contracts, if any, are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, the Company defers revenue recognition and will recognize revenue when the Company has fulfilled its obligations under the arrangement. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

Long-Lived Assets: The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Advertising: Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Income. Advertising expense amounted to $180,000, $129,000 and $82,000 for 2007, 2006 and 2005, respectively.

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

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies) accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may or may not accurately forecast actual outcomes.

The Company reports interest and penalties accrued relating to uncertain income tax positions as a component of income tax provision. The liability for uncertain income tax positions is presented in the accompanying December 31, 2007 balance sheet as a non-current liability (Income Taxes Payable) as it cannot be known if, or when, this liability will be satisfied.

Upon adoption of FIN 48, a charge to retained earnings of $3,000 was recorded. As of January 1, 2007, the income tax payable relating to uncertain tax positions was $1,056,000 (See Note N).

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,500,000, 1,317,000 and 1,098,000 options in 2007, 2006 and 2005, respectively, since such options have an exercise price in excess of the average market price of the Company’s common stock.

Stock Options and Stock-Based Employee Compensation: In May 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors. At December 31, 2007, 835,000 options were available for future grant under these two stock option plans.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to five years.

Effective January 1, 2006, the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” and related interpretations were adopted. SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The Company elected to employ the modified prospective transition method in adopting SFAS No. 123(R). This method applies to stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, calculated under SFAS No. 123, as well as to any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of SFAS No. 123(R), stock-based compensation expense associated with stock option grants of $678,000 and $511,000 was recorded in 2007 and 2006, respectively.

Prior to January 1, 2006, stock-based compensation plans were accounted for in accordance with the provisions of APB No. 25 and related interpretations, which did not require the recognition of stock-based employee compensation in the financial statements, and SFAS No. 123, which required disclosures of pro forma net income (loss) and earnings (loss) per common share to be provided for each period as if the fair value method were applied to measure stock-based compensation expense. There was no change in the Company’s accounting for restricted stock based upon the adoption of SFAS No. 123(R).

The Company may either issue shares or utilize treasury stock shares upon employees’ stock option exercises. In 2007, the Company utilized its treasury stock shares for employee stock option exercises after the treasury stock program was initiated (See Note K).

Please refer to Note L, Stock-based Compensation Expense, for further information.

Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this Statement sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This Statement, as modified by FASB Staff Position (FSP) 157-2, is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) for financial assets and liabilities, and fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company) for non-financial assets and liabilities. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis, except to certain financial instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for which the provisions of SFAS No. 157 should be applied retrospectively. The Company will adopt SFAS No. 157 in the first quarter of 2008, and does not expect that adoption of this statement will have a material effect on our financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact of this Statement on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS No. 160 requires the presentation of noncontrolling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statements of Income of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for the Company). The provisions of SFAS No. 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

Note B – Investments

At December 31, 2007 and 2006, investments consisted of high grade, auction rate municipal securities which the Company has classified as available-for-sale. At December 31, 2007, all owned securities mature in greater than ten years. As of December 31, 2007, the carrying value of our investments was equal to the fair value based on successful auctions both preceding and subsequent to year end.

These investments are recorded at cost, which approximates fair market value due to their variable interest rates. These investments typically reset on approximately a monthly basis, and despite the long-term nature of their stated contractual maturities, the Company has historically had the ability to quickly liquidate these securities. All income generated from these investments was recorded as interest income and totaled $1,111,000, $786,000 and $403,000 in 2007, 2006 and 2005, respectively.

During the first quarter of fiscal 2008, the Company continued to hold auction rate municipal securities in its investment portfolio, as described in Note A to these financial statements. On March 14, 2008, the Company had $2,500,000 invested in one auction rate municipal security. This security, which was held at both December 31, 2007 and March 14, 2008, was involved in a successful auction in January 2008, but at the next auction in February, the auction failed. As such, the Company was not able to sell this security. The security, which was acquired in December 2007, has a face value and carrying value of $2,500,000, a maturity date of May, 2040, and carries MBIA bond credit insurance and a 10% guarantee of the Federal Family Educational Loan Program (FFELP). This security carries a AAA rating. The Company continues to earn interest on this investment at a rate, which at the time the auction failed, was increased to the contract maximum rate of 14% through May 31, 2008, at which time the contract rate will adjust to a rate equal to 175% of the J.J. Kenny Intermediate Index. It is unknown when the Company will be able to liquidate this investment or to what extent its value may now be impaired due to the auction failure and there is no assurance that auctions on this security will succeed in the future.

The Company will continue to monitor the value of its auction rate security each reporting period for a possible impairment if a decline in fair value occurs. Because the auction for this security failed subsequent to December 31, 2007, no impairment has been recorded in the accompanying statement of income for 2007. The Company has the ability and intent to hold this investment until it can be sold in an orderly fashion so as to minimize any potential loss in value. Because of the uncertainty of timing as to when the Company may be able to do so, this investment has been classified as non-current in the accompanying December 31, 2007 balance sheet.

Note C - Accounts Receivable, net

Accounts receivable consisted of the following:

	At December 31,
	2007	2006
Accounts receivable	$ 8,386,000	$ 9,976,000
Less: allowance for doubtful accounts	(453,000)	(415,000)
Net	$ 7,933,000	$ 9,561,000

Note D – Inventories

Inventories consisted of the following:

	At December 31,
	2007	2006
Purchased parts and components	$ 2,620,000	$ 2,444,000
Work in process	1,674,000	2,445,000
Finished goods	489,000	789,000
Net	$ 4,783,000	$ 5,678,000

The Restriction of Certain Hazardous Substances (“RoHS”) Directive issued by the European Union (EU) became effective on July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. In 2006, the Company recorded a charge to cost of goods sold for excess non-compliant “RoHS” inventory, which was not expected to be sold, in the amount of $801,000.

Note E – Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:
	At December 31,
	2007	2006
Land	$ 407,000	$ 407,000
Engineering equipment and software	4,624,000	4,990,000
Manufacturing equipment	2,353,000	2,094,000
Furniture and equipment	1,594,000	1,758,000
Leasehold improvements	380,000	384,000
	9,358,000	9,633,000
Less: accumulated depreciation and amortization	(7,098,000)	(7,420,000)
Net	$ 2,260,000	$ 2,213,000

Total depreciation and amortization expense for equipment and improvements for 2007, 2006 and 2005 was $759,000, $747,000 and $827,000, respectively. During 2007, the Company disposed of assets with a cost basis of $1,097,000 and accumulated depreciation of $1,081,000, and recorded a loss on disposal amounting to $16,000. During 2006, in connection with the Company’s relocation of certain operations, the Company disposed of assets with a cost basis of $712,000 and accumulated depreciation of $604,000 at the time of disposals, resulting in a loss on disposal amounting to $108,000.

Note F – Investment in Unconsolidated Company and Notes Receivable

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

During the third quarter 2005, InSciTek received an investment from an outside party through the sale of preferred stock. In connection with that investment, the Company and InSciTek renegotiated the terms of the note. Under the amended terms, the Company forfeited the option to acquire ownership of InSciTek during a future specified period. In addition, all unpaid interest due to the Company at the date of the investment, amounting to $248,000, was paid in the form of Series A preferred stock of InSciTek.

On December 30, 2006, the Company entered into a redemption agreement with InSciTek. Under the terms of the agreement, the Company received $320,000 of consideration for the redemption of $1,000,000 of the $3,000,000 note. In connection with the agreement, the Company reversed $181,000 of the previously recorded valuation reserve and recorded $139,000 as interest income. During the fourth quarter 2006, the Company recorded a valuation charge of $248,000 against the Company’s Series A preferred stock investment in InSciTek, reducing the carrying value of the investment to zero. As a part of the redemption agreement, InSciTek was also granted the option to redeem the remaining $2,000,000 of the note by June 1, 2007, in exchange for $500,000.

Other than interest income, the net impact of these transactions is included in Note Receivable Recoveries and Valuation Charge in the accompanying Consolidated Statement of Income.

During 2007, InSciTek changed its name to Allworx Corporation (Allworx). In May 2007, Allworx paid $500,000 to the Company to exercise its option to redeem the remaining $2,000,000 outstanding under its note receivable. In connection with this transaction, the Company reversed $143,000 of the previously recorded valuation reserve and recorded $357,000 as interest income.

In October 2007, Allworx was acquired by a third party. In connection with the acquisition, the Company received $305,000 as consideration for its Series A preferred stock investment. $46,000 of this amount was received in 2007 and the remaining $259,000 was recorded in Prepaid Expenses and Other Assets at December 31, 2007. This amount was received subsequent to December 31, 2007. As the value of this investment had been reduced to zero in 2006, the entire consideration was recorded as Gain on Sale of Investment in 2007.

Note G – Goodwill

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

Note H - Accrued Expenses

Accrued expenses consisted of the following:

	At December 31,
	2007	2006
Accrued compensation and related costs	$ 618,000	$ 527,000
Accrued vacation	600,000	608,000
Accrued professional services	168,000	137,000
Deferred revenue	1,832,000	1,785,000
Accrued warranty obligations	215,000	309,000
Accrued restructuring	505,000	492,000
Other accrued expenses	487,000	444,000
Total	$ 4,425,000	$ 4,302,000

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for 2007, 2006 and 2005 were as follows:

Accrued warranty obligations at January 1, 2005	$ 288,000
Actual warranty experience	(83,000)
Warranty provisions	105,000
Accrued warranty obligations at December 31, 2005	310,000
Actual warranty experience	(280,000)
Warranty provisions	279,000
Accrued warranty obligations at December 31, 2006	309,000
Actual warranty experience	(138,000)
Warranty provisions	44,000
Accrued warranty obligations at December 31, 2007	$ 215,000

Note I - Commitments

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays an annual rental of $768,000 with pre-established inflationary adjustments each year. Under the terms of the facility lease in San Luis Obispo, California, which expires in August 2008, the Company pays a monthly rental of approximately $10,000. This lease provides the Company options to renew for up to two 2 year periods. The lease for office space in San Diego, California requires an annual payment of $84,000 and expires in November 2010.

The Company also leases office space in Kanata, Ontario, Canada. This lease, which requires an annual rental amounting to $178,000, extends through October 2011. In addition, the Company leases office space near London, England. This lease requires an annual rental of $53,000, and expires in 2012.

Effective December 31, 2007, the Company entered into an agreement to terminate the lease for its former location in San Luis Obispo, which was to have expired in December 2008. The required termination payment of $505,000 was paid subsequent to December 31, 2007. A restructuring charge of $153,000 was recorded in the fourth quarter 2007 to reflect the net effect of the lease termination.

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Future minimum payments for all operating leases having a remaining term in excess of one year at December 31, 2007 are as follows:

2008	$ 1,083,000
2009	1,102,000
2010	1,122,000
2011	1,011,000
2012	210,000
Total	$ 4,528,000

Rent expense, excluding lease termination costs recorded during 2007 and 2006, amounted to $1,335,000, $1,819,000 and $2,041,000 for 2007, 2006 and 2005, respectively.

Note J – Revolving Credit Agreement

The Company is a party to a Credit Agreement with JPMorgan Chase Bank, N.A. (the “Bank”). Under the terms of the Credit Agreement, the Company may borrow, from time to time, up to an aggregate of $5,000,000 from the Bank. The borrowings bear interest at various rates based upon the type of borrowing, as defined in the agreement. The Credit Agreement includes certain financial and administrative covenants. The Credit Agreement terminates on December 28, 2008 at which time any outstanding borrowings must be repaid. There were no amounts outstanding under this facility at December 31, 2007 or 2006. The Company intends to renew its Credit Agreement upon its expiration in December 2008, assuming its ability to do so.

Note K – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases. In July 2007, this program was extended through July 2008. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 1,632,600 shares during 2007 for an aggregate purchase price of $8,015,000. Of the shares repurchased, 12,820 shares with a cost of $64,000 were issued upon stock option exercises in 2007.

Subsequent to December 31, 2007 and through March 9, 2008, the Company repurchased 7,756 shares for an aggregate purchase price of $37,000.

Note L – Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the years ended December 31, 2007 and 2006 under the provisions of SFAS No. 123(R):

	2007	2006
Stock-based compensation expense:
Stock options	$ 678,000	$ 511,000
Restricted stock	-	21,000
Income tax benefit	(216,000)	(202,000)
Net decrease in net income	$ 462,000	$ 330,000
Decrease in earnings per share:
Basic	$ .04	$ .02
Diluted	$ .04	$ .02

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

The expected term of options granted prior to January 1, 2006 equaled the vesting period. The expected term of options granted in 2007 and 2006 is estimated to be the average of the vesting term and the contractual life of the option. The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

SFAS No. 123(R) requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2007 and 2006:

	2007	2006
Expected term (years)	3 to 6.5	3 to 6.5
Volatility	44% to 63%	61% to 66%
Risk free interest rate	4.7% to 5.1%	4.5% to 5.0%

The weighted average grant date fair value of options granted during 2007 and 2006 was $2.21 and $4.05 per option, respectively. Unrecognized stock-based compensation expense was approximately $1,274,000 as of December 31, 2007, relating to a total of 721,000 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table summarizes stock option activity for the three years ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Range
Outstanding at January 1, 2005	2,399,759	$10.39	$3.40 - $28.75
Granted	429,000	$7.05	$5.78 - $7.94
Exercised	(316,272)	$4.63	$3.40 - $8.50
Expired	(394,323)	$15.01	$3.83 - $28.75
Outstanding at December 31, 2005	2,118,164	$9.71	$3.40 - $18.13
Granted	277,500	$6.67	$5.45 - $7.50
Exercised	(241,560)	$4.56	$3.40 - $7.25
Expired	(586,138)	$11.17	$3.40 - $18.13
Outstanding at December 31, 2006	1,567,966	$9.49	$3.40 - $18.13
Granted	596,033	$4.95	$4.48 - $5.85
Exercised	(40,215)	$3.87	$3.83 - $3.90
Expired	(424,061)	$11.46	$3.83 - $18.13
Outstanding at December 31, 2007	1,699,723	$7.54	$3.40 - $18.13

The following table summarizes stock option information at December 31, 2007:

		Options outstanding		Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
Range of		remaining	exercise		remaining	exercise
exercise price	Shares	life (yrs)	price	Shares	life (yrs)	price
$3.40 to $4.25	200,829	0.34	$3.87	200,829	0.34	$3.87
$4.26 to $5.50	563,533	4.40	$4.93	-	-	-
$5.51 to $6.70	291,000	7.10	$6.19	84,500	6.60	$6.06
$6.71 to $8.50	361,436	1.13	$7.79	361,436	1.13	$7.79
$8.51 to $18.13	282,925	1.27	$16.40	282,925	1.27	$16.40
	1,699,723	3.17	$7.54	929,690	1.50	$9.41

The total intrinsic value of all outstanding options at December 31, 2007 whose exercise price was less than the Company’s closing stock price on that date was $127,000. Substantially all of these options were exercisable at December 31, 2007. The total intrinsic value, determined as of the date of exercise, of options exercised in 2007 and 2006 was $62,000 and $648,000, respectively. Cash received from option exercises in 2007, 2006, and 2005, amounted to $155,000, $674,000 and $1,416,000, respectively. The total fair value of options that vested during 2007 and 2006 was $488,000 and $220,000, respectively.

In 2007, of the 40,215 shares of common stock issued upon option exercise, 12,820 were issued from treasury stock and the remaining 27,395 were new shares issued. In 2006, 171,757 shares of common stock were issued from treasury and 17,163 new shares of common stock were issued for stock option exercises.

During 2007, stock options to purchase 127,500 shares of common stock were granted that will vest only upon the attainment of an earnings-per-share target of $.40 in 2007, 2008 or 2009. Stock compensation expense has been recorded in relation to these options as management believes that the stated per-share earnings target is achievable.

During 2006 and 2005, stock options to purchase 185,000 and 225,000 shares of common stock, respectively, were granted that are subject to accelerated vesting based upon the achievement of certain milestones, as defined in the option agreements. In October 2006, the option to purchase 225,000 shares of common stock terminated in connection with the resignation of the Company’s former president and chief executive officer.

During the twelve months ended December 31, 2005, the Company granted stock options to purchase 429,000 shares of common stock. The assumption for vesting of the stock options granted was generally 33% per year. The following weighted-average assumptions were used for these 2005 grants: Dividend yield of 0%; expected volatility ranges of 65% to 70%, risk-free interest rate ranges of 3.3% to 4.6%, and expected life ranges of one to six years.

On March 25, 2005, the Company accelerated the vesting of 408,285 stock options whose exercise prices were greater than $15.11 to be fully vested on that date. This acceleration resulted in $997,000 of pro forma compensation expense, determined under the fair value method, being recorded in 2005, that would have otherwise been recorded in 2006. The following table illustrates the effect on net income and earnings per share for 2005 as if the provisions of SFAS No. 123 were applied using the fair value method to measure stock-based compensation:

2005

Net income, as reported	$ 3,045,000
Add: Restricted stock compensation expense, net of tax	14,000

Deduct: Total stock-based compensation expense
Determined under fair value based method for all
awards, net of related tax effects	(2,609,000)
Pro forma net income	$ 450,000

Earnings per share:
Basic – as reported	$ .24
Basic – pro forma	$ .03

Diluted – as reported	$ .23
Diluted – pro forma	$ .03

During 2003, 17,720 shares of restricted stock were granted at prices ranging from $6.89 to $12.54 with various vesting periods. 5,456 shares vested and were issued in 2006.

With respect to non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to such stock option exercises are generally credited to additional paid-in capital.

Note M - Stockholder Rights Plan

On October 27, 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan. Under this plan, one preferred stock Purchase Right was distributed as a dividend for each share of common stock held by the stockholders of record as of the close of business on November 8, 2000. Until the occurrence of certain events, the Rights are traded as a unit with the common stock. Each Right will separate and entitle stockholders to buy stock upon the occurrence of certain events generally related to the change of control of the Company as defined in the Plan. The Rights become exercisable ten days after either (1) an “Acquiring Person” acquires or commences a tender offer to acquire 15% or more of the Company’s common stock, or (2) an “Adverse Person” has acquired 10% or more of the Company’s common stock and the Board determines this person is likely to cause pressure on the Company to enter into a transaction that is not in the Company’s best long-term interest. All Rights not held by an Acquiring Person or an Adverse Person become rights to purchase from the Company one one-thousandth of one share of preferred stock at an initial exercise price of $110 per Right. Each Right entitles the holder of that Right to purchase the equivalent of $220 worth of the Company’s common stock for $110. If after such an event the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip over” right to buy discounted stock in the surviving entity. The Company may redeem the Rights for $.001 each. The Rights Plan expires on November 1, 2010 or can be modified or terminated, at the option of the Board of Directors.

Note N - Income Taxes

Pre-tax earnings consisted of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Pre-tax earnings (loss):
United States	$ 1,201,000	$ (419,000)	$ 2,555,000
Outside United States	734,000	627,000	529,000
Total pre-tax earnings	$ 1,935,000	$ 208,000	$ 3,084,000

For the same periods, the provision (benefit) for income taxes was as follows:

	2007	2006	2005
Current income tax provision (benefit):
Federal	$ (350,000)	$ 7,000	$ 248,000
State	12,000	17,000	54,000
Foreign	114,000	88,000	(19,000)
	(224,000)	112,000	283,000
Deferred provision (benefit)	345,000	(1,387,000)	(244,000)
Total provision (benefit)	$ 121,000	$ (1,275,000)	$ 39,000

The 2007 deferred income tax benefit includes a discrete income tax charge to adjust the Company’s net deferred tax assets to reflect a change by the State of New York in its corporate income tax apportionment methodology. As a result of this change, the Company lowered its effective tax rate used in computing its net deferred tax assets from 38% to 36% and recorded an income tax charge amounting to $132,000.

A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

	2007	2006	2005
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	.4	6.4	.4
State tax provision, net of federal benefit	1.5	(10.6)	1.2
Meals and Entertainment	.8	7.6	.5
Stock compensation expense	1.2	9.2
Valuation allowance	1.2	39.7
Tax exempt interest	(2.9)	(129.0)	(3.8)
Canadian tax credits	(7.6)	(106.9)	(7.2)
Foreign sales exemption		(19.3)	(7.5)
Research and development credits	(13.3)	(284.4)	(13.0)
Resolution of prior year tax uncertainties	(24.0)	(133.4)	(2.6)
Addition to income taxes payable-uncertainties	5.9
Change in estimated deferred tax rate	8.5
Previous year tax credit		(28.9)
Other	.6		(.7)
Effective tax rate	6.3%	(615.6)%	1.3%

Research and development tax credits and Canadian tax credits are generated primarily from research and development efforts in the United States and Canada. The tax exempt interest relates to the Company’s investment portfolio. The foreign sales exemption relates to the Company’s extraterritorial income exclusion recorded for tax purposes. The tax uncertainties were released based upon the lapsing of the statute of limitations related to these uncertainties.

The deferred income tax assets and liabilities consist of the following:

	At December 31,
	2007	2006
Assets:
Current:
Accrued vacation, payroll and other accrued expenses	$ 273,000	$ 198,000
Inventory and inventory related items	1,601,000	2,007,000
Bad debt and note receivable reserves	163,000	158,000
Other	-	278,000
Non-current:
Net operating loss carryforwards	292,000	309,000
Stock compensation expense	368,000	174,000
Capital loss carryforwards	764,000	1,071,000
Tax credit carryforwards	1,252,000	884,000
Other	138,000	94,000
Total gross deferred tax assets	4,851,000	5,173,000
Valuation allowance	(157,000)	(272,000)
Total net deferred tax assets	$ 4,694,000	$ 4,901,000

	At December 31,
	2007	2006
Liabilities (non-current)
Capitalized software development costs, net	$(1,191,000)	$(1,211,000)
Foreign research tax credit recapture	(36,000)	(39,000)
Goodwill	(234,000)	(130,000)
Total deferred tax liabilities	$ (1,461,000)	$ (1,380,000)
Net deferred tax asset	$ 3,233,000	$ 3,521,000

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

	At December 31,
	2007	2006
Net current deferred tax assets	$ 2,037,000	$ 2,495,000
Net long-term deferred tax assets	$ 1,196,000	$ 1,026,000

Deferred tax assets, including carryforwards and other attributes, are reviewed for expected realization and a valuation allowance is established when appropriate to reduce the assets to their estimated net realizable value. Expected realization of deferred tax assets is dependent upon sufficient taxable income in the appropriate jurisdiction and period that is also of the appropriate character. The Company has evaluated the availability of such taxable income, the nature of its deferred tax assets and the relevant tax laws in determining the net realizable value of its deferred tax assets.

The following table summarizes the activity in the valuation allowance account for 2007 and 2006:

Balance, January 1, 2006	$ 139,000
Additions relating to uncertain future realization of -
State net operating losses	51,000
Canadian research and development credit	82,000
Balance, December 31, 2006	272,000
Additions relating to uncertain future realization of -
State investment tax credits	40,000
Canadian research and development credit	35,000
Reduction relating to -
Expiration of state net operating losses	(190,000)
Balance, December 31, 2007	$ 157,000

The 2007 decrease to the valuation allowance is related to the expiration of the related state net operating loss carryforwards due to the Company’s decision to terminate its Massachusetts subsidiary. The Company considered the future realization of those net operating losses to be doubtful.

During 2006, the Company’s valuation allowance was increased related to the uncertain future realization of Canadian research and development credits and the increase in the state net operating loss of $51,000.

In 2007 and 2006, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating losses, which total approximately $914,000, expire through 2027.

As of December 31, 2007, retained earnings of the Company's Canadian and United Kingdom subsidiaries amounted to $7,470,000. No deferred taxes have been provided on these undistributed earnings, as the Company’s policy is to indefinitely reinvest undistributed earnings in its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

The adoption of FIN 48 resulted in a one-time charge to the opening balance of retained earnings amounting to $3,000 and a $3,000 increase in the Company’s liability for unrecognized tax benefits. At December 31, 2007, the Company had unrecognized tax benefits of $807,000, of which $706,000 would have a favorable impact on our tax provision (benefit), if recognized. A reconciliation of the unrecognized tax benefits liability for 2007 is as follows:

Balance at January 1, 2007	$ 1,056,000
Additions for prior year tax positions	51,000
Reductions related to expirations of statutes of limitations (including interest of $59,000)	(464,000)
Additions for the accrual of interest and penalties	86,000
Addition for the change in foreign exchange rates	78,000
Balance at December 31, 2007	$ 807,000

Included in the balance of unrecognized tax benefits as of December 31, 2007 and January 1, 2007 are accrued interest and penalties in the amount of $146,000 and $84,000, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2004. For foreign and state returns, the Company is no longer subject to tax examinations for years prior to 2003. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits. These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in 2008. Statute of limitations expirations could increase earnings in an amount ranging from $0 to $334,000.

Note O - Research and Development

The Company incurred research and development costs relating to the development of new products as follows:

	2007	2006	2005
Gross expenditures for engineering and software
Development	$ 11,918,000	$ 12,844,000	$ 12,855,000
Less: amounts capitalized	(2,064,000)	(1,795,000)	(2,488,000)
Net charged to operating expenses	$ 9,854,000	$ 11,049,000	$ 10,367,000

Software development costs consisted of the following:

	At December 31,
	2007	2006
Capitalized software development costs	$ 13,463,000	$ 11,399,000
Less: accumulated amortization	(10,166,000)	(8,214,000)
Net	$ 3,297,000	$ 3,185,000

Amortization of software development costs included in cost of goods sold was $1,952,000, $1,801,000 and $1,598,000 for 2007, 2006 and 2005, respectively. Amortization of software development costs for 2007 included a charge to write off software development costs amounting to $520,000, which was capitalized for new products which had not reached commercial general release and were discontinued. In addition, in January 2006, the Company announced its decision to close its engineering facility in Norwood, Massachusetts. In connection with that decision, in 2005, the Company wrote off software development costs incurred at its Norwood engineering center that were capitalized for new products that had not reached commercial general release and were discontinued. This write-off amounted to $1,360,000 (see Note R).

Note P - Employee Benefit Plans

For the Company’s operations in the United States, the Company’s Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plan were $94,000, $95,000 and $23,000 for 2007, 2006 and 2005, respectively. In conjunction with its flexible benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $34,000, $31,000 and $36,000 for 2007, 2006 and 2005, respectively.

For its operations in Canada, contributions were made in 2007, 2006 and 2005 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan amounted to $20,000, $21,000 and $5,000 for 2007, 2006 and 2005, respectively.

Note Q - Litigation

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during 2007 was not material to the Company’s financial position, results of operations or cash flows.

Note R - Restructuring Charges and Intangible Asset Write-off

Restructuring charges and intangible asset write-off amounted to $393,000, $1,775,000 and $1,730,000 in 2007, 2006 and 2005, respectively.

Restructuring charges in 2007 principally relate to charges for the change in estimated future cash flows from sub-leasing the former San Luis Obispo engineering center and an agreement at year-end to buy out the remaining lease term for this facility, for which the future lease payments were previously accrued in 2006. The consideration for the early termination of this lease amounted to $.5 million, which was paid in January 2008.

Restructuring charges in 2006 primarily related to the closing of the Company’s Norwood, Massachusetts engineering center, relocation of the Company’s San Luis Obispo engineering center to less expensive office space and severance costs related to reductions-in-force. The relocation of the San Luis Obispo facility resulted in a charge for estimated lease termination costs amounting to $653,000. All actions under these programs were completed as of December 31, 2006, with the exception of the San Luis Obispo lease obligation.

A summary of the activity with respect to the 2007 and 2006 restructuring charges is as follows:

	Number of employees	Severance Reserve	Lease commitments and other	Total
Balance at January 1, 2006
2006 restructuring charges	30	$959,000	$ 816,000	$1,775,000
2006 utilization	(30)	(959,000)	(324,000)	(1,283,000)
Balance at December 31, 2006	-	-	$ 492,000	$ 492,000
2007 restructuring charges	-	-	393,000	393,000
2007 utilization	-	-	(380,000)	(380,000)
Balance at December 31, 2007	-	-	$ 505,000	$ 505,000

All utilization amounts in 2007 and 2006 represent cash payments.

In January 2006 the Company announced its decision to close its engineering facility in Norwood, Massachusetts. In connection with that decision, in 2005, the Company wrote off software development costs incurred at its Norwood engineering center that were capitalized for new products that had not reached commercial general release and were discontinued. This write-off amounted to $1,360,000. Also during 2005, the Company completed centralizing certain of its multi-location operations, including sales, marketing, accounting and manufacturing operations. The Company incurred and paid restructuring charges amounting to $370,000 in 2005 in relation to this program.

Note S - Product Revenue

The following table represents the Company’s total sales for 2007, 2006 and 2005 classified by product category:

	2007	2006	2005
Communications products	$ 23,301,000	$ 23,521,000	$ 24,533,000
Computing products	11,102,000	14,201,000	12,299,000
Switching products	5,916,000	10,683,000	12,801,000
Total	$ 40,319,000	$ 48,405,000	$ 49,633,000

Note T - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2007 and 2006:

	2007
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$ 9,356	$ 9,603	$10,786	$10,574
Software capitalization write-offs		475	45
Gross profit	4,655	4,588	6,059	5,960
Restructuring charges		(214)	(26)	(153)
Income (loss) from operations	(1,178)	(896)	907	525
Net income (loss)	$ (618)	$ (430)	$ 1,691	$ 1,171

Basic earnings (loss) per share	$ (0.05)	$ (0.03)	$ 0.14	$ 0.10
Diluted earnings per share			$ 0.13	$ 0.10

	2006
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$12,168	$13,052	$10,828	$12,357
Non RoHS inventory charge		801
Gross profit	6,211	6,108	5,213	5,231
Restructuring charges	(435)	(559)	(792)	11
Income (loss) from operations	322	(347)	(1,173)	(115)
Net income (loss)	$ 546	$ 72	$ (380)	$ 1,245

Basic earnings (loss) per share	$ 0.04	$ 0.01	$ (0.03)	$ 0.09
Diluted earnings per share	$ 0.04	$ 0.01		$ 0.09

Note U - Supplemental Cash Flow Information – Non-cash activity

During 2006, the Company received intellectual property valued at $70,000 in partial satisfaction of the Note Receivable from InSciTek (now known as Allworx).

During 2005, the Company received Series A preferred stock of InSciTek in satisfaction of an interest payment of $248,000 due to the Company from InSciTek (now known as Allworx).

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A - Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

b.	Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007, according to the criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears on pages 40-41 of this Annual Report on Form 10-K.

.

c.	Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B - Other Information

None.

PART III

Except as provided in Item 12 below, the information required by Part III, Items 10 – 14, is omitted from this Report and will be presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 22, 2008, which information included therein is incorporated herein by reference.

ITEM 10 - Directors, Executive Officers and Corporate Governance

The sections entitled “Corporate Governance,” “Section 16(a) Beneficial Ownership Compliance Reporting,” “Election of Directors” and “Executive Officers” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2008, sets forth certain information with respect to the directors, executive officers and corporate governance of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The sections entitled "Executive Compensation" and “Compensation Committee Report” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2008, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2008, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In May 2001, the stockholders approved the 2001 Stock Option Plan. The 2001 Stock Option Plan replaced the 1986 Incentive Stock Option Plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The table below provides certain information regarding the Company’s equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options and restricted shares	Weighted average exercise price of outstanding options and restricted shares	Number of securities remaining available for future issuance (excluding securities reflected in column a)

Plan Category
Equity compensation plans approved by security holders	1,699,723	$7.54	834,762

Equity compensation plans not
approved by security holders
Total	1,699,723	$7.54	834,762

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships, Related Transactions and Director Independence

The sections entitled "Certain Relationships and Transactions" and “Corporate Governance” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2008, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers, as well as director independence, and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2008, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(1)	Financial Statements

The financial statements filed as part of this report are included in the response to Item 8 of Part II of this Form 10-K.

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

		Additions	Deductions
	Balance at beginning of period	Charged to earnings	Amounts written off (recoveries)	Balance at end of period
Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$415,000	$ 27,000	$ (11,000)	$453,000

Year End December 31, 2006
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$443,000	$ 10,000	$ 38,000	$415,000

Year End December 31, 2005
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$426,000	$ 45,000	$ 28,000	$443,000

Valuation Allowance for Note Receivable

		Additions	Deductions
	Balance at beginning of period	Charged to earnings	Amounts written off	Balance at end of period
Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$2,000,000		$(2,000,000)	$ -

Year End December 31, 2006
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$3,000,000		$(1,000,000)	$2,000,000

Year End December 31, 2005
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$3,000,000			$3,000,000

Valuation Allowance for Deferred Tax Assets

		Additions	Deductions
	Balance at beginning of period	Charged to earnings	Amounts written off (recoveries)	Balance at end of period
Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$272,000	$ 75,000	$190,000	$157,000

Year End December 31, 2006
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$139,000	$133,000	$ -	$272,000

Year End December 31, 2005
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$139,000	$ -	$ -	$139,000

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Exhibit	Ref.
Number	Number	Description
2.1	(8)	Stock Purchase Agreement between Intel Corporation and the Registrant, dated as of September 12, 2002.

2.2	(10)	Asset Purchase Agreement by and among Mapletree Networks, Inc., Performance Technologies, Incorporated and PTI Massachusetts Corporation, dated as of January 12, 2004

3.1	(1)	Restated Certificate of Incorporation
3.2	(3)	Certificate of Amendment
3.3	(1)	Amended By-laws
3.3	(12)	Amendment to By-laws
4.1	(1)	Form of Common Stock Certificate
4.2	(1)	Amended and Restated 1986 Incentive Stock Option Plan
4.4	(4)	February 2000 Amendment to Amended and Restated 1986 Incentive Stock Option Plan

4.5	(5)	Rights Agreement
4.6	(6)	2001 Incentive Stock Option Plan
4.7	(9)	2003 Omnibus Incentive Plan

Exhibit	Ref.
Number	Number	Description
10.16	(1)	License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992

10.28	(1)	Adoption Agreement between the Registrant and Principal Mutual Life Insurance Company dated September 20, 1993

10.29	(1)	The Principal Financial Group Prototype Basic Savings Plan dated May 7, 1990
10.3	(1)	Form of Stock Option Agreement
10.32	(2)	Share Acquisition Agreement between Registrant and MicroLegend Telecom Systems, Inc. as of December 2, 1999

10.33	(2)	Amendment to Share Acquisition Agreement between Registrant and MicroLegend Telecom Systems, Inc. as of December 10, 1999

10.33a	(7)	Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC

10.33b	(7)	First Amendment to Lease dated as of July 19, 2001 between the Registrant and Christa PT, LLC

10.33c	(7)	Second Amendment to Lease dated as of July 31, 2001 between the Registrant and Christa PT, LLC

10.34	(11)	Credit Agreement dated as of December 30, 2005 between the Registrant and JPMorgan Chase Bank, N.A.

10.36	(12)	Amendment to Credit Agreement dated as of December 29, 2007 between the Registrant and JPMorgan Chase Bank, N.A.

21.1	(*)	List of Subsidiaries
23.1	(*)	Consent of PricewaterhouseCoopers LLP
31.1	(*)	Certification of Chief Executive Officer
31.2	(*)	Certification of Chief Financial Officer
32.1	(*)	Section 1350 Certification

__________________________________________________________________________________

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed January 28, 2000 (Registration No. 333-94371).
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed November 8, 2000 (Registration No. 000-27460).
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2001.
(8)	Incorporated by reference to the Current Report on Form 8-K filed October 17, 2002.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(10)	Incorporated by reference to the Current Report on Form 8-K/A filed February 3, 2004.
(11)	Incorporated by reference to the Current Report on Form 8-K filed January 11, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K filed December 28, 2007.
(*)	Included with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

Date: March 14, 2008	By:/s/ JOHN M. SLUSSER
John M. Slusser
President and
Chief Executive Officer

By:/s/ DORRANCE W. LAMB
Dorrance W. Lamb
Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Signature	Title	Date

/s/JOHN M. SLUSSER	Chairman of the Board,	March 14, 2008
John M. Slusser	President, Chief Executive
Officer

/s/DORRANCE W. LAMB	Senior Vice President and	March 14, 2008
Dorrance W. Lamb	Chief Financial Officer

/s/DENNIS C. CONNORS	Director	March 14, 2008

Dennis C. Connors

/s/CHARLES E. MAGINNESS	Director	March 14, 2008

Charles E. Maginness

/s/STUART B. MEISENZAHL	Director	March 14, 2008

Stuart B. Meisenzahl

/s/E. MARK RAJKOWSKI	Director	March 14, 2008

E. Mark Rajkowski

/s/ROBERT L. TILLMAN	Director	March 14, 2008

Robert L. Tillman

                Exhibit 21.1

List of Subsidiaries

3688283 Canada, Inc., a Canadian corporation wholly owned by Performance Technologies, Incorporated

PerfTech (PTI) Canada Corporation (formerly MicroLegend Telecom Systems, Inc.), a Canadian corporation wholly owned by 3688283 Canada, Inc.

Performance Technologies, Inc. – Korea, a South Korean corporation wholly owned by Performance Technologies, Incorporated

PTI Technology Development Shenzhen Co. LTD, a Chinese corporation wholly owned by Performance Technologies, Incorporated

Performance Technologies (UK) Limited, a United Kingdom limited liability company wholly owned by Performance Technologies, Incorporated

                Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-32421, 333-39834, 333-89636 and 333-113330) of Performance Technologies, Incorporated of our report dated March 14, 2008 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 14, 2008

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 14, 2008	By:/s/	John M. Slusser
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 14, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

                Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 14, 2008	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: March 14, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb

Senior Vice President and

Chief Financial Officer