Form 10-Q
period 2008-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2008-05-08
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 0-27460

PERFORMANCE TECHNOLOGIES, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	16-1158413
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
205 Indigo Creek Drive, Rochester, New York	14626
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (585) 256-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company: Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ] Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

The number of shares outstanding of the registrant's common stock was 11,821,287 as of April 30, 2008.

index
PART I. FINANCIAL INFORMATION ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	March 31,	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$33,450,000	$15,592,000
Investments		14,150,000
Accounts receivable, net	7,386,000	7,933,000
Inventories	4,046,000	4,783,000
Prepaid income taxes	95,000	713,000
Prepaid expenses and other assets	730,000	916,000
Deferred taxes	2,011,000	2,037,000
Total current assets	47,718,000	46,124,000

Investment	2,251,000	2,500,000
Property, equipment and improvements, net	2,165,000	2,260,000
Software development costs, net	3,483,000	3,297,000
Deferred taxes	1,121,000	1,196,000
Goodwill	4,143,000	4,143,000
Total assets	$60,881,000	$59,520,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,354,000	$1,392,000
Accrued expenses	4,935,000	4,425,000
Total current liabilities	6,289,000	5,817,000
Income taxes payable	803,000	807,000
Total liabilities	7,092,000	6,624,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596
shares issued; 11,747,094 and 11,684,816 shares outstanding	133,000	133,000
Additional paid-in capital	15,677,000	15,483,000
Retained earnings	45,742,000	45,231,000
Accumulated other comprehensive loss	(127,000)
Treasury stock - at cost; 1,557,502 and 1,619,780 shares
held at March 31, 2008 and December 31, 2007	(7,636,000)	(7,951,000)
Total stockholders' equity	53,789,000	52,896,000
Total liabilities and stockholders' equity	$60,881,000	$59,520,000

The accompanying notes are an integral part of these consolidated financial statements.

index

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sales	$10,981,000	$9,356,000
Cost of goods sold	4,845,000	4,701,000
Gross profit	6,136,000	4,655,000

Operating expenses:
Selling and marketing	2,104,000	1,603,000
Research and development	2,412,000	2,910,000
General and administrative	1,182,000	1,320,000
Total operating expenses	5,698,000	5,833,000
Income (loss) from operations	438,000	(1,178,000)

Other income, net	389,000	433,000
Income (loss) before income taxes	827,000	(745,000)

Income tax provision (benefit)	236,000	(127,000)
Net income (loss)	$591,000	$(618,000)

Basic earnings (loss) per share	$0.05	$(0.05)
Diluted earnings per share	$0.05

Weighted average number of common shares used in basic earnings per share	11,695,348	13,210,040
Potential common shares	33,609
Weighted average number of common shares used in diluted earnings per share	11,728,957

The accompanying notes are an integral part of these consolidated financial statements.

index

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$591,000	$(618,000)
Non-cash adjustments:
Depreciation and amortization	514,000	563,000
Tax benefit from stock option exercises	27,000	15,000
Stock-based compensation expense	167,000	159,000
Deferred income taxes	173,000	64,000
Gain on disposal of fixed assets	(17,000)
Changes in operating assets and liabilities:
Accounts receivable	547,000	2,730,000
Inventories	737,000	958,000
Prepaid expenses and other assets	186,000	215,000
Accounts payable and accrued expenses	472,000	28,000
Prepaid income taxes and income taxes payable	614,000	(231,000)
Net cash provided by operating activities	4,011,000	3,883,000

Cash flows from investing activities:
Purchases of property, equipment and
improvements	(94,000)	(100,000)
Capitalized software development costs	(511,000)	(528,000)
Proceeds from disposal of fixed assets	17,000
Purchases of investments	(4,000,000)	(41,000,000)
Proceeds from sales of investments	18,200,000	41,325,000
Net cash provided (used) by investing activities	13,612,000	(303,000)

Cash flows from financing activities:
Purchases of treasury stock	(37,000)	(1,517,000)
Tax windfall benefit from stock option exercises		4,000
Exercise of stock options	272,000	111,000
Net cash provided (used) by financing activities	235,000	(1,402,000)

Net increase in cash and cash equivalents	17,858,000	2,178,000

Cash and cash equivalents at beginning of period	15,592,000	10,518,000
Cash and cash equivalents at end of period	$33,450,000	$12,696,000

 The accompanying notes are an integral part of these consolidated financial statements.

index

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A – Basis of Presentation

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2007, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B – Stock-Based Compensation

The Company has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

The Company recognizes compensation expense in the financial statements for stock option awards based on the grant-date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three month periods ended March 31, 2008 and 2007, respectively, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”:

	Three Months Ended
	March 31,
	2008	2007
Stock-based compensation expense:
Stock options	$167,000	$159,000
Income tax benefit	(53,000)	(60,000)
Net decrease in net income	$114,000	$99,000
Decrease in earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01

The following table summarizes stock option activity for the first quarter 2008:

	Number of	Average
	shares	Exercise Price
Outstanding at January 1, 2008	1,699,723	$7.54
Granted	0	-
Exercised	(70,034)	3.85
Expired	(206,826)	8.49
Outstanding at March 31, 2008	1,422,863	7.58
Exercisable at March 31, 2008	701,630	$10.02

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.  At March 31, 2008, the Company had approximately $1,107,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.2 years.

Note C – Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method. Due to the net loss incurred in the first quarter 2007, there were no dilutive options considered for that quarter. The diluted earnings per share calculation excludes the effect of approximately 1,293,000 options for the three months ended March 31, 2008, since such options had an exercise price in excess of the average market price of the Company’s common stock for the period.

Note D – Inventories, net

Inventories consisted of the following:
	March 31,	December 31,
	2008	2007
Purchased parts and components	$2,323,000	$2,620,000
Work in process	1,355,000	1,674,000
Finished goods	368,000	489,000
Net	$4,046,000	$4,783,000

Note E – Software Development Costs

Software development costs consisted of the following:
	March 31,	December 31,
	2008	2007
Capitalized software development costs	$13,974,000	$13,463,000
Less: accumulated amortization	(10,491,000)	(10,166,000)
Net	$3,483,000	$3,297,000

Amortization of software development costs included in cost of goods sold was $325,000 and $385,000 in the first quarter 2008 and 2007, respectively.

Note F – Investments

At March 31, 2008, the Company held one auction rate municipal security with an original cost of $2,450,000, after having received a partial redemption of $50,000 at par in the first quarter 2008. This security was involved in a successful auction in January 2008, but the February, March and April auctions have failed. As such, the Company has not been able to sell this security and the Company believes its ability to liquidate this security without loss in the near term is limited. This security, originally acquired in December 2007, has a maturity date of May 2040, carries MBIA bond credit insurance, and is secured by student loans, which are partially guaranteed by the Federal Family Educational Loan Program of the United States Department of Education (“FFELP”). This security carries a AAA rating from two rating agencies and a AA rating from a third. The Company continues to earn interest on this investment at a rate, which at the time the auction failed, was increased to the contract maximum rate of 14% through May 31, 2008, at which time the contract rate will adjust to the default rate equal to 175% of the J.J. Kenny Intermediate Index.

index

Because of the uncertainty of when the Company will be able to liquidate this investment, the Company believes that the fair value of this investment is likely less than its par value at March 31, 2008 due to its illiquidity. The Company has estimated the fair value of this security to be $2,251,000 at March 31, 2008. The estimated unrealized loss on this investment amounts to $199,000 and has been classified as a temporary impairment, as the Company has the ability and intent to hold the security until such time as it can be sold in an orderly manner without loss. As such, the unrealized loss has been recorded as a charge to accumulated other comprehensive loss on the March 31, 2008 balance sheet. The investment has been classified as a non-current asset at both March 31, 2008 and December 31, 2007.

At December 31, 2007, investments generally consisted only of high-grade, AAA-rated auction rate municipal securities which the Company classified as available-for-sale. The Company successfully sold all but one of its auction rate municipal securities at par during the first quarter 2008.

In estimating the fair value of this investment, the Company has adopted the provisions of SFAS No. 157, “Fair Value Measurements” effective as of January 1, 2008 for its financial assets. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Such inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the asset or liability. Such inputs are used to measure fair value when observable inputs are not available.

The Company’s investment has been valued using Level 3 inputs. In order to estimate the fair value of the investment, the Company has employed a discounted future cash flows model, using the following estimated assumptions: the receipt of interest only over an assumed liquidity horizon of five years, calculated at the default rate (assuming such rate stays constant over the term); a sale of the investment at par after five years; and a discount rate of 11% on a pre-tax basis, which represents approximately a 4% illiquidity premium. The discounted cash flows model results in an estimated fair value impairment of approximately 8% below par.

The following table presents a reconciliation of beginning and ending balances of non-current investments valued using Level 3 inputs:

Beginning, January 1, 2008	$2,500,000
Partial redemption at par	(50,000)
Unrealized gains or losses -
included in other comprehensive income	(199,000)
Transfers in/out of Level 3	-
Balance, March 31, 2008	$2,251,000

All income generated from the Company’s investments is recorded in other income, net.

In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position 157-2 which delayed the effective date for implementation of SFAS No. 157 for one year for any non-financial assets and liabilities which must be recorded at fair value or for which fair value disclosures apply. The Company will fully adopt SFAS No. 157 effective as of January 1, 2009.

Note G – Comprehensive Income

The components of comprehensive income (loss) for the three months ended March 31, 2008 and 2007, respectively, are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$591,000	$(618,000)
Increase in unrealized loss on
investment, net of tax	(127,000)	-
Comprehensive income (loss)	$464,000	$(618,000)

Note H – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for the Company’s products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
Accrued warranty obligations, January 1	$215,000	$309,000
Actual warranty experience	(23,000)	(21,000)
Warranty provisions	23,000	(76,000)
Accrued warranty obligations, March 31	$215,000	$212,000

Note I – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. This program has been extended through July 2008. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 7,756 shares during the first quarter 2008 for an aggregate purchase price of $37,000. For the program-to-date through March 31, 2008, the Company has repurchased 1,640,356 shares for an aggregate purchase price of $8,053,000.

Note J – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, and significant permanent tax differences including research activities and tax-exempt interest. The Company’s estimated effective annual tax rate was 29% for the three months ended March 31, 2008, and the tax provision for this period does not include any material discrete items. The estimated effective annual tax rate used for the three months ended March 31, 2007 was 18% and did not include any material discrete items. The change in the 2008 rate over 2007 is due to lower tax-exempt interest and the non-inclusion in 2008 of the United States research and development tax credit, for which Congress has not yet enacted legislation to renew.

index

The Company had unrecognized tax benefits of $803,000 and $807,000 at March 31, 2008 and December 31, 2007, respectively.  Included in the balance of unrecognized tax benefits as of March 31, 2008 and December 31, 2007 are accrued interest and penalties in the amount of $139,000 and $146,000, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2004. For state and foreign tax returns, the Company is no longer subject to tax examinations for years prior to 2003. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits.

Note K – Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. Although the Company adopted SFAS No. 159 in the first quarter 2008, it has not elected to measure financial instruments at fair value other than as required by other accounting standards.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As the Company does not use derivative instruments, it is not expected that this statement will have a material effect on our financial position or results of operations.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with the accounting principles generally accepted in the United States (GAAP), estimates and assumptions are required to be made that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures, including information about contingencies, risk and financial condition. These estimates and assumptions are made during the closing process for the quarter, after the quarter end has past. The Company believes that given the current facts and circumstances, these estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Management’s judgments in making these estimates and relying on these assumptions may materially impact amounts reported for any period.

The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are set forth below:

  Revenue Recognition
  Software Development Costs
  Valuation of Inventories
  Income Taxes
  Product Warranty
  Carrying Value of Goodwill
  Stock-Based Compensation
  Restructuring Costs
  Valuation of Investments

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

index

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

index

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

Product Warranty: Warranty obligations are generally incurred in connection with the sale of the Company’s products. The warranty period for these products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required.

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

Stock-Based Compensation: The Company’s Board of Directors approves grants of stock options to employees to purchase our common stock. Under the provisions of SFAS No. 123R “Share-Based Payment,” stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

index

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

Valuation of Investments: As of March 31, 2008, we held an auction rate municipal debt security investment with a cost basis equal to its par value of $2.45 million and an estimated fair value of $2.25 million. The Company has previously valued such investments at par value; however, the periodic auctions for this investment failed in February, March and April 2008 and there is no active market for this or similar securities at the current time. In determining the fair value for this investment, the Company has adopted the provisions of SFAS 157, which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this statement sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest prices to unobservable inputs.

In estimating fair value, the Company considers various factors, including the security’s investment rating, the financial condition and near-term prospects of the investee and the underlying collateral, the financial condition of the guarantor, the length of time and the extent to which the fair value has been less than cost basis, the estimated length of time for which the investment is expected to be illiquid, the estimated future cash flows expected to be received, the estimated investment premium required by a hypothetical purchaser of the investment to compensate for future illiquidity, and our ability and intent to hold the investment until maturity or for a sufficient period of time to allow for any anticipated recovery in market value. The accounting estimate related to valuation of investments is considered a "critical accounting estimate" because estimates are made in valuing this investment, as well as, a determination of whether the decline in fair value of the investment is temporary or other-than-temporary. If it were judged that a decline in fair value is other-than-temporary, a realized loss equal to the decline in value would be reflected as an adjustment to net income. In determining when a decline in fair value is other-than-temporary, we consider these same factors listed above. Estimates for fair value and judgments of impairments as temporary versus other-than-temporary could materially adversely affect our operating results.

Executive Overview

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

index

The Company’s business addresses one industry segment - Communications - and it targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 75% of the Company’s business. The OEM telecommunications equipment market served by the Company depends upon carrier spending to upgrade network infrastructure to next-generation equipment. This market continues to be very challenging with limited broad-based infrastructure investments being made by carriers and service providers.

Management is focused on three key initiatives for 2008 which we believe are important for the Company to pursue to further strengthen its foundation for longer-term growth. These initiatives are: market diversification for our embedded systems products, revenue growth for our signaling products and emphasis on gross margin. In the aerospace and defense market, there are numerous opportunities for our embedded systems products to be deployed in new communications networks being built for various U.S. government agencies. The Company is working with several prime contractors including Raytheon, Lockheed Martin, and General Dynamics to incorporate the Company’s Advanced Managed Platforms and NexusWare Linux-based software into these new network architectures.

Our SEGway product suite includes STPs, IP-STPs, IP-Edge, SS7 over IP transport solutions, and signaling gateways. These products enable traditional and Tier 2 and Tier 3 telecommunications carriers to lower operating costs through the utilization of IP networks and more flexible signaling network architectures, thereby creating competitive advantages in existing and emerging markets. Demand for our signaling systems products continues to rise as carriers and service providers respond to the worldwide increase in text messaging and the cost saving benefits of migrating to IP-based networks. Our SEGway signaling products generally realize gross margins in the 65% to 70% range and typically have a sales cycle of three to six months. Throughout the remainder of 2008, the Company expects to make significant additional investments in its signaling sales, marketing and engineering organization. Management believes these investments, which may impact near-term profitability, are strategic from a long-term business perspective and are necessary in order to potentially achieve greater market penetration for our signaling products.

Currently, gross margins are higher and the sales cycles are shorter for both aerospace and defense and signaling product areas, compared to the traditional OEM telecommunications market we serve. Management continues to expect 2008 shipments to its aerospace and defense customers and signaling deployments to grow more rapidly than expected revenue declines of OEM telecommunications products.

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

index

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

Revenue in the first quarter 2008 was $11.0 million, compared to $9.4 million in the first quarter 2007. This increase in revenue was primarily the result of an increase in shipments to the Company’s largest customer in 2007, Data Connection Ltd., as well as increased shipments to aerospace and defense and signaling customers. Shipments to customers outside of the United States represented 47% and 43% of sales in the first quarter 2008 and 2007, respectively.

Earnings:

Net income for the first quarter 2008 amounted to $.6 million, or $.05 per diluted share, based on 11.7 million shares outstanding, and included stock-based compensation expense of $.2 million, or $.01 per share. Net loss for the first quarter 2007 totaled $.6 million, or $.05 per basic share, based on 13.2 million shares outstanding and included stock-based compensation expense of $.2 million, or $.01 per share.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $35.7 million and $32.2 million at March 31, 2008 and December 31, 2007, respectively. The Company had no long-term debt at either date.

Cash generated from operating activities amounted to $4.0 million and $3.9 million in the three months ended March 31, 2008 and 2007, respectively. The period-over-period increase in cash generated from operating activities amounted to $.1 million and is primarily attributable to higher net income in the first quarter 2008, offset by larger declines in accounts receivable and inventory in the first quarter 2007, compared to the first quarter 2008.

Key Performance Indicator:

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Most of our embedded systems customers are placing orders for product only when they have orders in hand from their customers. Forward-looking visibility on customer orders continues to be very limited. Shipments to customers amounted to $11.0 million in the first quarter 2008, compared to $9.4 million in the first quarter 2007. Shipments during 2008 have been positively impacted by increased demand from the Company’s largest customer, Data Connection Ltd., and increased shipments to aerospace and defense and signaling customers.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2008, Compared with the Three Months Ended March 31, 2007

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Sales	100.0%	100.0%
Cost of goods sold	44.1%	50.2%
Gross profit	55.9%	49.8%

Operating expenses:
Selling and marketing	19.2%	17.2%
Research and development	22.0%	31.1%
General and administrative	10.8%	14.1%
Total operating expenses	52.0%	62.4%
Income (loss) from operations	3.9%	(12.6)%
Other income, net	3.6%	4.6%
Income (loss) before income taxes	7.5%	(8.0)%

Income tax provision (benefit)	2.1%	(1.4)%
Net income (loss)	5.4%	(6.6)%

Sales. Total revenue for the first quarter 2008 amounted to $11.0 million, compared to $9.4 million for the corresponding quarter in 2007. During the first quarter 2008, two customers, Data Connection LTD and Alltel Communications, accounted for 21% and 17% of sales, respectively. Based on their business prospects, Data Connection LTD required more product from the Company and Alltel Communications continued their deployment of our SEGway signaling products into their network which began in the third quarter 2007. In the first quarter 2007, two customers, Data Connection Ltd. and Alcatel-Lucent, represented 11% and 10% of sales, respectively. In the first quarter 2008, the Company’s four largest customers represented 50% of sales, compared to 37% of sales in the first quarter 2007.

Shipments to customers outside of the United States represented 47% and 43% of the Company’s sales during the first quarter 2008 and 2007, respectively. Total shipments to customers in the United Kingdom represented 22% of sales in the first quarter 2008 and 14% of sales in the first quarter 2007. (One UK customer, Data Connection Ltd., represented 21% and 11% of sales in the first quarter 2008 and 2007, respectively).

The Company’s products are grouped into three distinct categories in one market segment. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Communications	59%	56%
Computing	28%	28%
Switching	13%	16%
	100%	100%

index

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. Many of the Company’s SEGway signaling products, which are built on our Advanced Managed Platforms, provide a full suite of signaling solutions that seamlessly bridge between circuit switched networks and the growing “IP-based” networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $6.4 million and $5.3 million in the first quarter 2008 and 2007, respectively. This increase of $1.1 million, or 22%, was largely due to shipments of $1.9 million to one customer, Alltel Communications (a new customer in the third quarter 2007), partially offset by lower shipments to a variety of other customers.

Computing products:

Computing products include Advanced Managed Platforms, a range of single board compute elements and associated chassis management products.

Computing products revenue amounted to $3.1 million and $2.6 million in the first quarter 2008 and 2007, respectively. This increase of $.5 million, or 21%, was primarily due to increased shipments to Data Connection Ltd. and a variety of aerospace and defense customers, partially offset by lower shipments to a variety of other customers.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.

Switch revenue totaled $1.4 million and $1.5 million in the first quarter 2008 and 2007, respectively. This decrease of $.1 million, or 5%, reflects a decrease of shipments to a variety of customers.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin amounted to $6.1 million and 55.9% of sales in the first quarter 2008, compared to $4.7 million and 49.8% of sales for the first quarter 2007. The improvement in gross profit and gross margins were primarily attributable to improved sales mix toward higher-margin Communications products and better manufacturing capacity utilization.

Total Operating Expenses. Total operating expenses amounted to $5.7 million and $5.8 million in the first quarter 2008 and 2007, respectively.

Selling and marketing expenses were $2.1 million and $1.6 million for the first quarter 2008 and 2007, respectively. The increase of $.5 million, or 31%, primarily relates to the hiring of additional sales and marketing personnel for its Signaling organization and an increase in trade show expenditures in the first quarter 2008, over the comparable prior year quarter.

index

Research and development expenses were $2.4 million and $2.9 million in the first quarter 2008 and 2007, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.5 million during the first quarter of both 2008 and 2007. The year-over-year decrease in gross expenditures is primarily attributable to a decrease in hardware design materials expended and a decrease in the number of engineers in research and development due to attrition and lower revenues.

General and administrative expenses were $1.2 million and $1.3 million in the first quarter 2008 and 2007, respectively. This decrease of $.1 million, or 10%, primarily relates to a decrease in corporate costs.

Other Income, net. Other income consists primarily of interest income. During the first quarter 2007, the Company was primarily investing in auction rate municipal securities. During the first quarter 2008, the Company sold almost all of its auction rate municipal securities and invested in lower yielding, money market funds due to liquidity concerns in the market. Other income declined by $.04 million in the first quarter 2008 from the first quarter 2007 primarily due to this shift in investment strategy.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company’s international operations, research activities, tax exempt interest and foreign sales.

The Company’s income tax provision for the first quarter 2008 amounted to a provision of $.2 million, as compared to a benefit of $.1 million for the first quarter 2007. For the first quarter 2008, the Company’s annual estimated effective income tax rate is 29%. For the first quarter 2007, the estimated effective income tax rate was 18%. The expected annual effective tax rate in the first quarter 2008 is greater than in the corresponding quarter in 2007 primarily due to lower tax-exempt interest and the non-renewal of the United States research and development tax credit for 2008.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $35.7 million at March 31, 2008, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $41.4 million and $40.3 million at March 31, 2008 and December 31, 2007, respectively.

For the three months ended March 31, 2008, cash provided by operating activities amounted to $4.0 million. This amount included net income of $.6 million, depreciation and amortization charges of $.5 million and stock-based compensation expense of $.2 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with decreases of accounts receivable and inventory of $.5 million and $.7 million, respectively. The decrease in inventory was a result of reduced purchases due to implementation of a vendor consigned inventory program and improved management of inventory levels. The decrease in accounts receivable was primarily due to increased customer payments during the first quarter 2008, compared to the first quarter 2007. Cash provided by operations due to changes in operating assets and liabilities also included an increase of cash relating to an increase in accounts payable and accrued expenses of $.5 million, principally due to higher deferred support and maintenance revenue, and payroll accruals, offset partially by a decline of $.5 million in accrued restructuring.

Cash provided by investing activities during the first quarter 2008 totaled $13.6 million, resulting from net sales of investments of $14.2 million, offset by capitalized software development costs amounting to $.5 million and capital expenditures of $.1 million.

 index

Cash provided by financing activities for the first quarter 2008 amounted to $.2 million, resulting from proceeds from the exercise of stock options amounting to $.3 million. The Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million in July 2005. This program was extended to July 2008. Under this program, shares of Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 7,756 common shares for a total cost of $37,000 in the first quarter 2008. Since March 2007, the Company has repurchased 1.64 million shares for a total cost of $8.1 million.

At March 31, 2008, the Company held an auction rate municipal security with a par value and cost basis of $2.45 million. This investment is collateralized by student loans, is partially guaranteed by the U.S. Department of Education, carries an insurance company guaranty, and is AAA-rated by two rating agencies (AA-rated by a third). The auctions for this investment failed in February, March and April 2008, and the Company believes it is unlikely that auctions for this security will be successful in the near-term. As a result, the Company’s ability to liquidate this security without loss is limited in the near term and the Company believes that the fair value of this investment is likely less than its par value at March 31, 2008 due to its illiquidity. The Company has estimated the fair value of this security to be $2.25 million at March 31, 2008. The unrealized loss on this investment has been classified as a temporary impairment, as the Company has the ability and intent to hold the security until such time as it can be sold in an orderly manner without loss. The unrealized loss has been recorded as a charge to accumulated other comprehensive loss on the March 31, 2008 balance sheet.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first quarter 2008.

Contractual Obligations:

During the first quarter 2008, the Company renewed its San Luis Obispo office space lease for a two-year term, but the lease extension provides the Company with the right to cancel the lease with ninety days notice. The annual payment obligation under this lease is approximately $126,000.

The Company has approximately $.8 million associated with unrecognized tax benefits and estimated related interest and penalties at March 31, 2008. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

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

index

Recent Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS No. 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. Although the Company adopted SFAS No. 159 in the first quarter 2008, it has not elected to measure financial instruments at fair value other than as required by other accounting standards.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. As the Company does not use derivative instruments, it is not expected that this statement will have a material effect on our financial position or results of operations.

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

index

The Company’s future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company’s control. These risks and uncertainties include, among other factors, general business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations and potential material weaknesses. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2007, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes the Company’s exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of money market funds and one auction rate municipal security at March 31, 2008. The Company is also subject to foreign currency exchange rate risk related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange rate risk is minimal, and all of the Company’s sales are denominated in US dollars. However, due to weakness of the US dollar as compared to the Canadian dollar and the British pound, the costs of our operations in Canada and the United Kingdom, as measured in US dollars, were approximately 17% and 2% higher in the first quarter 2008, respectively, as compared to the first quarter 2007. The costs of our Canadian and United Kingdom operations are approximately $4.7 million and $1.2 million, respectively, on an annual basis. The Company does not participate in the investment of derivative financial instruments.

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

index

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding first quarter 2008 purchases of common stock under the Company’s stock repurchase program, which was authorized by the Board of Directors on July 11, 2005 and which has been extended through July 13, 2008. Under the repurchase program, the Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock. During the year ended December 31, 2007, the Company repurchased 1.6 million common shares for an aggregate dollar amount of $8.0 million.

			Total	Approximate
			number of	dollar value
			shares	of shares
			purchased	that may yet
	Total		as part of	be
	number of	Average	publicly	purchased
	shares	price paid	announced	under the
Period	purchased	per share	plan	plan

January 1 – 31	7,756	$4.78	1,640,356	$1,947,000
February 1 – 29	-	-	1,640,356	1,947,000
March 1–31	-	-	1,640,356	1,947,000

 ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

May 8, 2008	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

May 8, 2008	By: /s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

index

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

index

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2008	By:/s/	John M. Slusser
John M. Slusser
Chief Executive Officer

index

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

index

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

index

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 8, 2008	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: May 8, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer and Senior Vice President