Form 10-Q
period 2008-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2008-08-08
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2008
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

The number of shares outstanding of the registrant's common stock was 11,603,163 as of July 31, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$30,862,000	$15,592,000
Investments		14,150,000
Accounts receivable, net	7,945,000	7,933,000
Inventories	5,106,000	4,783,000
Prepaid income taxes		713,000
Prepaid expenses and other assets	675,000	916,000
Deferred taxes	1,983,000	2,037,000
Total current assets	46,571,000	46,124,000

Investments	3,165,000	2,500,000
Property, equipment and improvements, net	2,221,000	2,260,000
Software development costs, net	3,553,000	3,297,000
Deferred taxes	1,220,000	1,196,000
Goodwill	4,143,000	4,143,000
Total assets	$60,873,000	$59,520,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,375,000	$1,392,000
Accrued expenses	4,762,000	4,425,000
Income taxes payable	186,000
Total current liabilities	6,323,000	5,817,000
Income taxes payable	818,000	807,000
Total liabilities	7,141,000	6,624,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized, none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596
shares issued, 11,603,163 and 11,684,816 shares outstanding	133,000	133,000
Additional paid-in capital	15,829,000	15,483,000
Retained earnings	46,265,000	45,231,000
Accumulated other comprehensive loss	(223,000)
Treasury stock - at cost; 1,701,433 and 1,619,780 shares
held at June 30, 2008 and December 31, 2007	(8,272,000)	(7,951,000)
Total stockholders' equity	53,732,000	52,896,000
Total liabilities and stockholders' equity	$60,873,000	$59,520,000

The accompanying notes are an integral part of these consolidated financial statements.

- 3 -	index

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$11,225,000	$9,603,000	$22,206,000	$18,959,000
Cost of goods sold	4,857,000	4,540,000	9,702,000	9,241,000
Software capitalization write-off		475,000		475,000
Gross profit	6,368,000	4,588,000	12,504,000	9,243,000

Operating expenses:
Selling and marketing	2,135,000	1,673,000	4,239,000	3,276,000
Research and development	2,272,000	2,413,000	4,684,000	5,323,000
General and administrative	1,313,000	1,184,000	2,495,000	2,504,000
Restructuring charges		214,000		214,000
Total operating expenses	5,720,000	5,484,000	11,418,000	11,317,000

Income (loss) from operations	648,000	(896,000)	1,086,000	(2,074,000)

Note receivable recovery		143,000		143,000
Other income, net	268,000	773,000	657,000	1,206,000
Income (loss) before income taxes	916,000	20,000	1,743,000	(725,000)

Income tax provision	280,000	450,000	516,000	323,000
Net income (loss)	$636,000	$(430,000)	$1,227,000	$(1,048,000)

Basic earnings (loss) per share	$0.05	$(0.03)	$0.10	$(0.08)

Diluted earnings per share	$0.05		$0.10

Weighted average number of common shares used
in basic earnings per share	11,687,010	12,864,215	11,691,179	13,036,106

Potential common shares	5,703		19,656
Weighted average number of common shares used
in diluted earnings per share	11,692,713		11,710,835

The accompanying notes are an integral part of these consolidated financial statements.
- 4 -	index

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,227,000	$(1,048,000)
Non-cash adjustments:
Depreciation and amortization	1,089,000	1,622,000
Tax benefit from stock option exercises	27,000	15,000
Stock-based compensation expense	319,000	326,000
Deferred income taxes	155,000	222,000
Gain on disposal of fixed assets	(13,000)
Changes in operating assets and liabilities:
Accounts receivable	(12,000)	2,716,000
Inventories	(323,000)	1,114,000
Prepaid expenses and other assets	241,000	63,000
Accounts payable and accrued expenses	320,000	(756,000)
Prepaid income taxes and income taxes payable	910,000	(10,000)
Net cash provided by operating activities	3,940,000	4,264,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(348,000)	(367,000)
Capitalized software development costs	(961,000)	(1,091,000)
Proceeds from disposal of fixed assets	17,000
Purchases of investments	(5,064,000)	(61,425,000)
Proceeds from sales of investments	18,200,000	60,075,000
Net cash provided (used) by investing activities	11,844,000	(2,808,000)

Cash flows from financing activities:
Purchases of treasury stock	(1,063,000)	(2,844,000)
Tax windfall benefit from stock option exercises		4,000
Exercise of stock options	549,000	118,000
Net cash provided (used) by financing activities	(514,000)	(2,722,000)

Net increase (decrease) in cash and cash equivalents	15,270,000	(1,266,000)

Cash and cash equivalents at beginning of period	15,592,000	10,518,000
Cash and cash equivalents at end of period	$30,862,000	$9,252,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash financing activity -
Exercise of stock options using 23,030 shares of common stock in 2008	$105,000

The accompanying notes are an integral part of these consolidated financial statements.

- 5 -	index

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

Note B – Stock-Based Compensation

The Company has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.  The Company recognizes compensation expense in the financial statements for stock option awards based on the grant-date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and six month periods ended June 30, 2008 and 2007, respectively, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based compensation expense:
Stock options	$152,000	$167,000	$319,000	$326,000
Income tax benefit	(48,000)	(57,000)	(100,000)	(117,000)
Net decrease in net income	$104,000	$110,000	$219,000	$209,000

Decrease in earnings per share - Basic	$0.01	$0.01	$0.02	$0.02
Diluted	$0.01		$0.02

The following table summarizes stock option activity for the six months ended June 30, 2008:		Weighted
	Number of	Average
	shares	Exercise Price
Outstanding at January 1, 2008	1,699,723	$7.54
Granted	50,000	$5.31
Exercised	(168,257)	$3.88
Expired	(265,799)	$8.00
Outstanding at June 30, 2008	1,315,667	$7.83
Exercisable at June 30, 2008	545,934	$11.50

- 6 -	index

At June 30, 2008, the Company had approximately $1,030,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately two years.

Subsequent to June 30, 2008, the Board of Directors granted a total of 348,250 options to the Company’s executive officers and certain key employees of the Company, of which 137,500 shares are subject to a performance vesting provision and 210,750 shares vest over three years (twenty percent, fifty percent and one hundred percent become vested after the first, second and third year anniversaries, respectively). The performance vesting shares vest only upon achievement by the Company of diluted pre-tax earnings per share of $.69 or more in any of the years ending December 31, 2008, 2009 or 2010.

Note C – Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method. Due to the net loss incurred in the three and six month periods ended June 30, 2007, there were no dilutive options considered for those periods. The diluted earnings per share calculation excludes the effect of approximately 1,306,000 and 1,389,000 options for the three and six months ended June 30, 2008, and 1,208,000 and 1,330,000 options for the three and six months ended June 30, 2007, since such options had an exercise price in excess of the average market price of the Company’s common stock for the quarter.

Note D – Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2008	2007
Purchased parts and components	$3,144,000	$2,620,000
Work in process	1,694,000	1,674,000
Finished goods	268,000	489,000
Net	$5,106,000	$4,783,000

Note E – Software Development Costs

Software development costs consisted of the following:

	June 30,	December 31,
	2008	2007
Capitalized software development costs	$14,424,000	$13,463,000
Less: accumulated amortization	(10,871,000)	(10,166,000)
Net	$3,553,000	$3,297,000

Amortization of software development costs included in cost of goods sold was $380,000 and $844,000 in the second quarter 2008 and 2007, respectively. Second quarter 2007 amortization included a charge to write off software development costs amounting to $475,000 that were capitalized for a new product which had not reached commercial general release and was discontinued. Amortization of software development costs included in cost of goods sold was $705,000 and $1,229,000 for the six months ended June 30, 2008 and 2007, respectively.

- 7 -	index

Note F – Investments

At June 30, 2008, the Company held one auction rate municipal security with an original cost of $2,450,000. This security was involved in a successful auction in January 2008, but its subsequent auctions have failed. As such, the Company has not been able to sell this security and the Company believes its ability to liquidate this security without loss in the near term is limited. This security, originally acquired in December 2007, has a maturity date of May 2040, carries MBIA bond credit insurance, and is secured by student loans, which are partially guaranteed by the Federal Family Educational Loan Program of the United States Department of Education (“FFELP”). This security carries a AAA rating from two rating agencies (AA-rated by a third); however, MBIA’s credit rating was downgraded to AA or equivalent by all three major rating agencies during the second quarter 2008. The Company earns interest on this investment at a rate equal to 175% of the J.J. Kenny Intermediate Index. The June 30, 2008 interest rate on this security was 2.94% .

Because of the uncertainty of when the Company will be able to liquidate this investment, the Company believes that the fair value of this investment is less than its par value at June 30, 2008 due to its illiquidity. The Company has estimated the fair value of this security to be $2,102,000 at June 30, 2008. The estimated unrealized loss on this investment amounts to $348,000 and has been classified as a temporary impairment, as the Company has the ability and intent to hold the security until such time as it can be sold in an orderly manner without loss. As such, the unrealized loss has been recorded as a charge to accumulated other comprehensive loss in the amount of $223,000 (net of tax) on the June 30, 2008 balance sheet. The investment has been classified as a non-current asset at both June 30, 2008 and December 31, 2007. The value of this investment was reduced by $149,000 in the second quarter 2008 to reflect a decrease in the interest rate on the security and the downgrade in MBIA’s credit rating, and the second quarter charge to accumulated other comprehensive loss, net of tax, was $96,000.

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

The Company’s investment has been valued using Level 3 inputs. In order to estimate the fair value of the investment, the Company has employed a discounted future cash flows model, using the following estimated assumptions: the receipt of interest only over an assumed liquidity horizon of five years, calculated at the default rate (assuming such rate stays constant over the term); a sale of the investment at par after five years; and a discount rate of 9.5% on a pre-tax basis, which represents approximately a 4.5% illiquidity premium. The discounted cash flows model results in an estimated fair value impairment of approximately 14% below par.

The following table presents a reconciliation of beginning and ending balances of non-current investments valued using Level 3 inputs:

- 8 -	index

Beginning, January 1, 2008	$2,500,000
Partial redemption at par	(50,000)
Unrealized gains or losses -
included in other comprehensive income	(199,000)
Transfers in/out of Level 3	-
Balance, March 31, 2008	2,251,000
Unrealized gains or losses -
included in other comprehensive income	(149,000)
Transfers in/out of Level 3	-
Balance, June 30, 2008	$2,102,000

In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position 157-2 which delayed the effective date for implementation of SFAS No. 157 for one year for any non-financial assets and liabilities which must be recorded at fair value or for which fair value disclosures apply. The major categories of assets and liabilities that, if applicable, would be measured at fair value and for which the Company has not applied the provisions of FAS 157 are as follows: asset retirement obligations, reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142, long-lived assets measured at fair value for an impairment assessment under SFAS 146. The Company will fully adopt SFAS No. 157 effective as of January 1, 2009.

During the second quarter 2008, the Company purchased a municipal bond with a par value of $1,000,000 at a cost of $1,064,000 including a premium of $64,000. The bond is pre-refunded to the call date of July 1, 2010, has been classified as held-to-maturity, and is stated at amortized cost.

All income generated from the Company’s investments is recorded in other income, net.

At December 31, 2007, investments consisted only of high-grade, AAA-rated auction rate municipal securities which the Company classified as available-for-sale. The Company successfully sold all but one of its auction rate municipal securities at par during the first quarter 2008.

Note G – Comprehensive Income

The components of comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$636,000	$(430,000)	$1,227,000	$(1,048,000)
Unrealized loss on investment, net of tax	(96,000)		(223,000)
Comprehensive income (loss)	$540,000	$(430,000)	$1,004,000	$(1,048,000)

Note H – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for the Company’s products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three and six months ended June 30, 2008 and 2007 were as follows:

- 9 -	index

	2008	2007
Accrued warranty obligations, January 1	$215,000	$309,000
Actual warranty experience	(23,000)	(21,000)
Warranty provisions	23,000	(76,000)
Accrued warranty obligations, March 31	215,000	212,000
Actual warranty experience	(32,000)	(48,000)
Warranty provisions	22,000	48,000
Accrued warranty obligations, June 30	$205,000	$212,000

Note I – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. This program was extended through July 2008 and has not been renewed. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 226,880 shares during the six months ended June 30, 2008 for an aggregate purchase price of $1,063,000. For the program-to-date through June 30, 2008, the Company has repurchased 1,859,480 shares for an aggregate purchase price of $9,078,000.

Note J – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations, and significant permanent tax differences including research credits and tax-exempt interest. The Company’s estimated effective annual tax rate was 29% for both the three and six month periods ended June 30, 2008, and the tax provision for this period does not include any material discrete items. The tax provision for the second quarter 2007 included an adjustment of the estimated effective annual tax rate from 18% to 2%. The second quarter 2007 tax provision also included a discrete income tax charge in the amount of $190,000 associated with the Company’s recovery on a note receivable and a discrete income tax charge in the amount of $127,000 to adjust the Company’s net deferred tax assets to reflect a change by the State of New York in its corporate income tax apportionment methodology. In addition, the change in the 2008 rate over 2007 is also due to lower tax-exempt interest and the non-inclusion in 2008 of the United States research and development tax credit, which Congress has not yet enacted legislation to renew.

The Company had unrecognized tax benefits of $818,000 and $807,000 at June 30, 2008 and December 31, 2007, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2008 and December 31, 2007 are accrued interest and penalties in the amount of $150,000 and $146,000, respectively.

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

Note K – Restructuring Costs

Restructuring charges amounting to $214,000 for the three and six months ended June 30, 2007 related to the Company’s revision of its estimate of the restructuring charge related to sub-leasing property in San Luis Obispo, California due to a change in estimated future cash flows. At June 30, 2007, the Company’s estimated restructuring liability related to this facility was $528,000. This balance was utilized during the third and fourth quarters of 2007.

- 10 -	index

Note L – Note Receivable

In May 2007, the Company received proceeds of $500,000 from the disposition of a note receivable from an unaffiliated company, upon which a valuation charge had been recorded in 2004. The proceeds were recorded as a note receivable recovery in the amount of $143,000 and interest income in the amount of $357,000.

Note M – Recent Accounting Pronouncements

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

- 11 -	index

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with the accounting principles generally accepted in the United States (GAAP), estimates and assumptions are required to be made that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures, including information about contingencies, risk and financial condition. These estimates and assumptions are made during the closing process for the quarter, after the quarter end has passed. The Company believes that given the current facts and circumstances, these estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Management’s judgments in making these estimates and relying on these assumptions may materially impact amounts reported for any period. For further discussion of these critical accounting estimates and assumption, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

- 12 -	index

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

- 13 -	index

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

Stock-Based Compensation: The Company’s Board of Directors or its Compensation Committee approve grants of stock options to employees to purchase our common stock. Under the provisions of SFAS No. 123R “Share-Based Payment,” stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

- 14 -	index

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

Valuation of Investments: As of June 30, 2008, we held an auction rate municipal debt security investment with a cost basis equal to its par value of $2.45 million and an estimated fair value of $2.1 million. Prior to March 31, 2008, the Company had valued such investments at par value; however, the periodic auctions for this investment failed in February 2008 and subsequent months and there is no active market for this or similar securities at the current time. In determining the fair value for this investment, the Company has adopted the provisions of SFAS 157, which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, this statement sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest prices to unobservable inputs.

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

- 15 -	index

The Company’s business addresses one industry segment - Communications - and it targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 75% of the Company’s business. The OEM telecommunications equipment market served by the Company depends upon carrier spending to upgrade network infrastructure to next-generation equipment. This market continues to be very challenging with limited broad-based next-generation infrastructure investments being made by carriers and service providers.

For the aerospace and defense market, the Company is working with numerous prime contractors including Raytheon, Lockheed Martin, and General Dynamics to incorporate the Company’s Advanced Managed Platforms into new government network architectures. Second quarter 2008 shipments to aerospace and defense customers grew substantially over first quarter shipments and we are now seeing aerospace and defense opportunities in Europe.

Our SEGway product suite includes STPs, IP-STPs, IP-Edge, SS7 over IP transport solutions, and signaling gateways. These products enable traditional and Tier 2 and Tier 3 telecommunications carriers to lower operating costs through the utilization of IP networks and more flexible signaling network architectures, thereby creating competitive advantages in existing and emerging markets. Demand for our signaling systems products continues to rise as carriers and service providers respond to the worldwide increase in text messaging and the cost saving benefits of migrating to IP-based networks. In the second quarter, Signaling revenue equaled our signaling shipments for the entire first half of 2007. Our SEGway signaling products generally realize gross margins in the 65% to 70% range and typically have a sales cycle of three to six months. Throughout the remainder of 2008, the Company expects to make significant additional investments in its signaling sales, marketing and engineering organization. Management believes these investments, which may negatively impact near-term profitability, are strategic from a long-term business perspective and are necessary in order to potentially achieve greater market penetration for our signaling products.

Currently, gross margins are higher and the sales cycles are shorter for both aerospace and defense and signaling product areas, compared to the traditional OEM telecommunications market we serve. Management continues to expect 2008 shipments to its aerospace and defense customers and signaling deployments to grow more rapidly than expected revenue declines of OEM telecommunications products.

The commercial market is seeing some sluggishness due to current turmoil in applications such as those for the financial markets.

Strategy

The Company’s product strategy is to deliver innovative solutions to the communications marketplace. Today, the Company’s line of Advanced Managed Platforms specifically addresses equipment manufacturers’ requirements for an increased level of system integration and services from suppliers, thus allowing them to focus on their value-added stages of product development, which in most cases is application software. This strategy provides a viable alternative to proprietary or legacy platforms and offers a contemporary platform replacement product of equal or greater functionality. In addition, our SEGway Signaling products, which are built on our Advanced Managed Platforms, enable carriers and service providers to lower operating costs through the utilization of IP networks, thereby creating competitive advantages in existing and emerging markets.

Management is focused on three key initiatives for 2008 which we believe are important for the Company to pursue to further strengthen its foundation for longer-term growth. These initiatives are: market diversification for our embedded systems products, investment in our signaling products and organization, and an emphasis on gross margin.

- 16 -	index

There are identifiable risks associated with the Company’s strategy particularly in light of the current economic climate. While aerospace and defense and signaling are growing markets, the OEM telecommunications market is not experiencing growth. In order to improve profitability in this environment, the Company’s sales and product development efforts will have to be more innovative and aggressive than those of our competitors. Management believes that based on its analysis of the marketplace and the strength of the Company’s product and technology portfolio, the identified risks are manageable. If successful, management believes its initiatives may negatively impact near-term profitability but are strategic from a business perspective and are necessary in order to potentially achieve improved long-term profitability.

Financial Overview Revenue:

The lack of customer visibility often results in a substantial portion of the Company's revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. Revenue in the second quarter 2008 was $11.2 million, compared to $9.6 million in the second quarter 2007. This increase in revenue was primarily the result of an increase in shipments to the Company’s largest customer in 2008, Data Connection Ltd., increased shipments to aerospace and defense and signaling customers, offset partially by decreases in shipments to Alcatel-Lucent and Motorola.

Shipments to customers outside of the United States represented 58% and 54% of sales in the second quarter of 2008 and 2007, respectively, and 56% and 48% for the six months ended June 30, 2008 and 2007, respectively.

Revenue for the six months ended June 30, 2008 amounted to $22.2 million, compared to $19.0 million during the corresponding period in 2007. This increase in revenue resulted from an increase in shipments to Data Connection, Ltd., increases in shipments to aerospace and defense and signaling customers, offset by decreases in shipments to Alcatel-Lucent.

Earnings:

Net income for the second quarter 2008 amounted to $.6 million, or $.05 per diluted share, including stock-based compensation expense of $.2 million, or $.01 per share, based on 11.7 million shares outstanding. Net (loss) in the second quarter 2007 amounted to ($0.4) million, or ($.03) per basic share, including stock-based compensation expense of $.2 million, or $.01 per share; write-off of software development costs amounting to $.5 million, or $.04 per share; restructuring charges of $.2 million, or $.02 per share; a recovery on a note receivable of $.5 million, or $.02 per share; and discrete income tax charges totaling $.3 million, or $.03 per share, based on 12.9 million shares outstanding.

Net income for the six months ended June 30, 2008 amounted to $1.2 million, or $.10 per diluted share, including stock-based compensation expense of $.3 million, or $.02 per share, based on 11.7 million shares outstanding. Net (loss) for the six months ended June 30, 2007 amounted to ($1.0) million, or ($.08) per basic share, including stock-based compensation expense of $.3 million, or $.02 per share; a write-off of software development costs amounting to $.5 million, or $.04 per share; restructuring charges of $.2 million, or $.02 per share; a recovery on a note receivable of $.5 million, or $.02 per share; and discrete income tax charges totaling $.3 million, or $.03 per share, based on 13.0 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $34.0 million and $32.2 million at June 30, 2008 and December 31, 2007, respectively. The Company had no long-term debt at either date.

- 17 -	index

Cash generated from operating activities amounted to $3.9 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively. The period-over-period decrease in cash generated from operating activities amounted to $.4 million and is primarily attributable to significant declines in accounts receivable and inventory in 2007 (which did not recur in 2008), partially offset by net income in 2008 (compared to a loss in 2007) and significant tax refunds received in 2008.

Key Performance Indicator:

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be very limited. Most of our embedded systems customers are placing orders for product only when they have orders in hand from their customers. Shipments to customers amounted to $11.2 million in the second quarter 2008, compared to $9.6 million in the second quarter 2007. Shipments during 2008 have been positively impacted by increased demand from the Company’s largest customer, Data Connection Ltd. and increased shipments to our signaling customers.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations
Three and Six Months Ended June 30, 2008, Compared with
the Three and Six Months Ended June 30, 2007

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.3	47.3	43.7	48.7
Software capitalization write-off		4.9		2.5
Gross profit	56.7	47.8	56.3	48.8

Operating expenses:
Selling and marketing	19.0	17.4	19.1	17.3
Research and development	20.2	25.1	21.1	28.1
General and administrative	11.7	12.3	11.2	13.2
Restructuring charges		2.2		1.1
Total operating expenses	50.9	57.0	51.4	59.7
Income (loss) from operations	5.8	(9.2)	4.9	(10.9)

Note receivable recovery		1.5		0.8
Other income, net	2.4	7.9	2.9	6.3
Income (loss) before income taxes	8.2	0.2	7.8	(3.8)

Income tax provision	2.5	4.7	2.3	1.7
Net income (loss)	5.7%	(4.5)%	5.5%	(5.5)%

- 18 -	index

Sales. Total revenue for the second quarter 2008 amounted to $11.2 million, compared to $9.6 million for the corresponding quarter in 2007.  The Company’s two largest customers in 2007 were Data Connections Ltd and Alcatel-Lucent. During the second quarter 2008, Data Connection Ltd and Alcatel-Lucent accounted for 14% and 10% of sales, respectively and in the second quarter 2007, Data Connection Ltd and Alcatel-Lucent, represented 9% and 18% of sales, respectively. During the six months ended June 30, 2008, two customers, Data Connection Ltd and Alltel Communications, accounted for 17% and 12% of sales, respectively, while in the comparable 2007 period, Alcatel-Lucent and Data Connection Ltd accounted for 14% and 10% of sales, respectively. In the second quarters of 2008 and 2007, the Company’s four largest customers represented 40% of sales.

Shipments to customers outside of the United States represented 58% and 54% of the Company’s sales during the second quarter 2008 and 2007, respectively; and 56% and 48% for the six months ended June 30, 2008 and 2007, respectively. Total shipments to customers in the United Kingdom represented 14% and 12% of sales in the second quarter of 2008 and 2007, respectively. Total shipments to customers in the United Kingdom amounted to 18% and 13% in the six months of 2008 and 2007, respectively.

The Company’s products are grouped into three distinct categories in one market segment.  Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Communications	58%	55%	58%	56%
Computing	30%	20%	29%	24%
Switching	12%	25%	13%	20%
	100%	100%	100%	100%

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. Many of the Company’s SEGway signaling products, which are built on our Advanced Managed Platforms, provide a full suite of signaling solutions that seamlessly bridge between circuit-switched networks and the growing “IP-based” networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $6.5 million and $5.3 million in the second quarter of 2008 and 2007, respectively. This increase of $1.2 million, or 23%, was primarily a result of greater signaling product shipments in 2008, compared to 2007, partially offset by weaker demand among a variety of telecommunications customers in 2008, compared to the 2007 period.

Revenue from Communications products amounted to $12.9 million and $10.6 million for the six months ended June 30, 2008 and 2007, respectively. This increase of $2.3 million, or 22%, was primarily a result of stronger signaling product shipments in 2008, more than offsetting weaker demand among a variety of telecommunications customers in 2008, compared to the 2007 period.

Computing products:

Computing products include Advanced Managed Platforms, a range of single board compute elements and associated chassis management products.

- 19 -	index

Computing products revenue amounted to $3.3 million and $2.0 million in the second quarter 2008 and 2007, respectively; and $6.5 million and $4.5 million in the six months ended June 30, 2008 and 2007, respectively. The increases in revenue of $1.3 million, or 65%, in the second quarter 2008 and $2.0 million, or 44%, in the six months ended June 30, 2008, over the comparable 2007 periods are principally attributable to increased shipments to Data Connections, Ltd.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.  Switch revenue totaled $1.4 million and $2.4 million in the second quarter 2008 and 2007, respectively. This decrease of $1.0 million, or 42%, primarily reflects continued declines in switch shipments to one customer, Alcatel-Lucent, of $.6 million, whose customer demand decreased, plus continued weakness in demand from customers serving the telecommunications infrastructure market.

Switch revenue amounted to $2.8 million and $3.9 million in the six months ended June 30, 2008 and 2007, respectively. This decrease of $1.1 million, or 28%, was principally due to $.9 million in lower switch shipments to Alcatel-Lucent.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 56.7% and 47.8% of sales for the second quarter 2008 and 2007, respectively. The significant improvement in gross margin percentage was the result of a more favorable sales mix toward higher-margin communications products as well as improved manufacturing efficiencies. Second quarter 2007 gross margin was negatively impacted by a $.5 million charge to write off software development costs, which represented 4.9% of sales.

Gross margin was 56.3% and 48.8% for the six months ended June 30, 2008 and 2007, respectively. The second quarter 2007 charge to write off software development costs represented 2.5% of six month period sales. Excluding this charge, the increase in margin is principally due to improved sales mix, and higher sales and manufacturing levels which resulted in improved manufacturing efficiencies.

Total Operating Expenses. Total operating expenses in the second quarter 2008 amounted to $5.7 million, compared to $5.5 million for the second quarter 2007. Total operating expenses for the first six months of 2008 amounted to $11.4 million, compared to $11.3 million for the comparable period in 2007. Total operating expenses included restructuring charges amounting to $.2 million in both the second quarter 2007 and the first six months of 2007.

Selling and marketing expenses were $2.1 million and $1.7 million for the second quarter 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, selling and marketing expenses were $4.2 million and $3.3 million, respectively. The increases in the 2008 periods over the comparable 2007 periods were primarily related to the hiring of additional sales and marketing personnel for the Signaling Systems organization, increased commissions relating to the increase in sales, and an increase in the Company’s marketing participation in industry trade shows.

Research and development expenses were $2.3 million and $2.4 million in the second quarter 2008 and 2007, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.5 million during both the second quarter of 2008 and 2007. Research and development expenses were $4.7 million and $5.3 million for the six months ended June 30, 2008, and 2007, respectively. Six month amounts capitalized to software development costs amounted to $1.0 million and $1.1 million in 2008 and 2007, respectively. The year-over-year decreases in gross expenditures for the second quarter 2008 and six months ended June 30, 2008 were $.1 million and $.7 million, respectively, and are primarily related to decreases in hardware design materials expended on prototype builds and a net decrease in the number of engineers in research and development due to attrition.

- 20 -	index

General and administrative expenses were $1.3 million and $1.2 million in the second quarter 2008 and 2007, respectively. General and administrative expenses in the six months ended June 30, 2008 and 2007 were both $2.5 million. The year-over-year increase in the second quarter 2008 is primarily related to accrued incentive compensation expense in 2008.

Restructuring charges amounted to $.2 million in the second quarter and first six months of 2007. The Company revised its estimate of the restructuring charge related to sub-leasing property in San Luis Obispo, California due to a change in estimated future cash flows during the second quarter 2007.

Other Income, net. Other income consists primarily of interest income and amounted to $.3 million and $.8 million in the second quarter 2008 and 2007, respectively. Other income amounted to $.7 million and $1.2 million in the six months ended June 30, 2008 and 2007, respectively. During the second quarter 2007, the Company was primarily investing in auction rate municipal securities. During the first quarter 2008, the Company sold almost all of its auction rate municipal securities and invested in lower yielding money market funds due to liquidity concerns in the market. In addition, during the second quarter 2007, the Company received $.5 million of proceeds from the disposition of a note receivable from an unaffiliated company, upon which a valuation charge had been recorded in 2004. The proceeds were recorded as a note receivable recovery in the amount of $.1 million and interest income in the amount of $.4 million. Due to the change in investment strategy, other income declined by $.1 million and $.2 million in the second quarter 2008 and six months ended June 30, 2008, respectively, on a year-over-year basis.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company’s international operations, research activities, and tax-exempt interest.

The Company’s income tax provisions for the second quarter 2008 and 2007 amounted to $.3 million and $.5 million, respectively. The income tax provisions for the six months ended June 30, 2008 and 2007 amounted to $.5 million and $.3 million, respectively. For the second quarter and first half of 2008, the Company’s annual estimated effective income tax rate is 29%, and there were no material discrete tax items recorded. For the second quarter 2007, the estimated effective income tax rate was 2%. The tax provision for the second quarter and first half of 2007 included a $.2 million charge to lower the annual estimated effective income tax rate from 18% to 2% and also included discrete tax items of $.1 million to reflect a change by the State of New York in its corporate income tax apportionment methodology and $.2 million relating to the note receivable disposition. The expected annual effective income tax rate in the second quarter 2008 is greater than in the corresponding quarter in 2007 primarily due to lower tax-exempt interest and the non-renewal of the United States research and development tax credit for 2008.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $34.0 million at June 30, 2008, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $40.2 million and $40.3 million at June 30, 2008 and December 31, 2007, respectively.

For the six months ended June 30, 2008, cash provided by operating activities amounted to $3.9 million. This amount included net income of $1.2 million, depreciation and amortization charges of $1.1 million and stock-based compensation expense of $.3 million. Cash provided by operations due to changes in operating assets and liabilities amounted to $1.1 million and consisted primarily of tax refunds received and an increase in accrued income taxes.

Cash provided by investing activities during the six months ended June 30, 2008 totaled $11.8 million, resulting from net sales of investments of $13.1 million, offset by capitalized software development costs amounting to $1.0 million and capital expenditures of $.3 million.

- 21 -	index

Net cash used by financing activities for the six months ended June 30, 2008 amounted to $.5 million, resulting from common stock buybacks amounting to $1.1 million, offset by proceeds from the exercise of stock options which amounted to $.5 million. The Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million in July 2005. This program was extended to July 2008, and has not been re-extended. Under this program, shares of Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 226,880 common shares for a total cost of $1.1 million in the six months ended June 30, 2008. Since March 2007, the Company has repurchased 1.86 million shares for a total cost of $9.1 million.

At June 30, 2008, the Company continued to hold an auction rate municipal security with a par value and cost basis of $2.45 million. This investment is collateralized by student loans, is partially guaranteed by the U.S. Department of Education, carries an insurance company guaranty, and is AAA-rated by two rating agencies (AA-rated by a third). The monthly auctions for this investment first failed in February 2008 and each subsequent auction has failed. The Company believes it is unlikely that auctions for this security will be successful in the near-term. As a result, the Company’s ability to liquidate this security without loss is limited in the near term and the Company believes that the fair value of this investment is likely less than its par value at June 30, 2008 due to its illiquidity. The Company has estimated the fair value of this security to be $2.10 million at June 30, 2008, after recording a second quarter 2008 adjustment of $.1 million to further reduce its estimated value. The unrealized loss on this investment has been classified as a temporary impairment, as the Company has the ability and intent to hold the security until such time as it can be sold in an orderly manner without loss. The unrealized loss has been recorded as a charge to accumulated other comprehensive loss, net of income taxes, on the June 30, 2008 balance sheet.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the second quarter 2008.

Contractual Obligations:

The Company has approximately $.8 million associated with unrecognized tax benefits and estimated related interest and penalties at June 30, 2008. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

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

- 22 -	index

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

- 23 -	index

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes the Company’s exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of money market funds, one municipal bond, and one auction rate municipal security at June 30, 2008. The Company is also subject to foreign currency exchange rate risk related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange rate risk is minimal, and all of the Company’s sales are denominated in US dollars. However, due to weakness of the US dollar as compared to the Canadian dollar, the costs of our operations in Canada, as measured in US dollars, were approximately 13% higher in the first half of 2008 as compared to the first half of 2007. The costs of our Canadian operations are approximately $4.7 million on an annual basis. The Company does not participate in the investment of derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding second quarter 2008 purchases of Common Stock under the Company’s stock repurchase program, which was authorized by the Board of Directors on July 11, 2005 and which had been extended through July 13, 2008. Under the repurchase program, the Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock. During the year ended December 31, 2007, the Company repurchased 1.6 million common shares for an aggregate dollar amount of $8.0 million.

- 24 -	index

			Total	Approximate
			number of	dollar value
			shares	of shares
			purchased	that may yet
	Total		as part of	be
	number of	Average	publicly	purchased
	shares	price paid	announced	under the
Period	purchased	per share	plan	plan
April 1 – 30	-	$-	1,640,356	$1,947,000
May 1 – 31	219,124	4.68	1,859,480	922,000
June 1–30	-	-	1,859,480	922,000

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders was held on May 22, 2008. The Directors elected at the meeting were as follows:

	Votes Cast
Nominees	For	Withheld
Charles E. Maginness	6,018,174	4,884,913
E. Mark Rajkowski	9,141,432	1,761,655
Dennis C. Connors	9,142,007	1,761,080

As of May 22, 2008, Stuart B. Meisenzahl, John M. Slusser and Robert L. Tillman continued in their terms of office as Directors of the Company.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008. 10,858,163 shares of Common Stock were voted in favor of this proposal, and 41,799 shares were voted against this proposal or abstained.

ITEM 6.                    EXHIBITS

10.1	Form of stock option grant – Board of Director options
10.2	Form of stock option grant – performance vesting options
10.3	Form of stock option grant – other officer options – change in control provision
10.4	Form of stock option grant – employee option award – 2003 plan
10.5	Form of stock option grant – employee option award – 2001 plan
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification
- 25 -	index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

August 7, 2008	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

August 7, 2008	By: /s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

- 26 -	index

Exhibit 10.1

Form of stock option grant – Board of Director options:

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED 2001 STOCK OPTION PLAN

     Grantee: Number of Shares: 10,000 Option Price: $5.31 Date of Grant: May 22, 2008

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

Date of Grant: May 22, 2008

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

Chief Executive Officer

ATTEST:

     Exhibit 10.2

Form of stock option grant – performance vesting options:

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED 2003 OMNIBUS INCENTIVE PLAN

     Grantee: Number of Shares: Option Price: $5.38 Date of Grant: July 8, 2008

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

     2. Period of Option and Limitations on Right to Exercise. Unless the Option is previously terminated pursuant to the terms of the Plan or this Award Notice, the Option will expire at 5:00 p.m., Eastern Standard Time, on July 8, 2013 (the “Expiration Date”).

     3. Exercise of Option and Accelerated Termination.

     (a) Vesting if Pre-Tax EPS Equals or Exceeds $0.69/Share. If the Company’s audited, fully diluted, pre-tax earnings per share for the fiscal year ended (i) December 31, 2008, (ii) December 31, 2009 or (iii) December 31, 2010 are equal to or exceed $0.69 per share (as adjusted to reflect any stock splits, recapitalizations or the like following the date hereof), then, subject to the terms of the Plan and this Award Notice, as of the date such pre-tax earnings per share are first disclosed to the public, 100% of the shares subject to the Option shall immediately vest and become exercisable, provided you are still a full-time employee of the Company at that time. If these vesting conditions are not met, this Option will terminate on June 1, 2011.

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

    Acknowledgement:  The undersigned Grantee acknowledges receipt of a copy of the Plan, and understands and agrees to the terms of this Award Notice and the Plan. The Grantee further acknowledges that as of the Date of Grant, this Award Notice and the set forth the entire understanding between the Grantee and the Company regarding the acquisition of Common Stock and supersede all prior oral and written agreements on that subject, with the exception of any other awards under the Plan made to the Grantee contemporaneously with this Option.

Date of Grant: July 8, 2008

                                                            Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

Chief Executive Officer

ATTEST:

Exhibit 10.3

Form of stock option grant – other officer options – change in control provision:

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION
GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED 2003 OMNIBUS INCENTIVE PLAN

Grantee:

Number of Shares: Option Price: $5.38 Date of Grant: July 8, 2008

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

Date of Grant: July 8, 2008

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

Chief Executive Officer

ATTEST:

     Exhibit 10.4

Form of stock option grant – employee option award – 2003 plan:

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED 2003 OMNIBUS INCENTIVE PLAN

     Grantee: Number of Shares: Option Price: $5.38 Date of Grant: July 8, 2008

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

     Acknowledgment: The undersigned Grantee acknowledges receipt of a copy of the Plan, and understands and agrees to the terms of this Award Notice and the Plan. The Grantee further acknowledges that as of the Date of Grant, this Award Notice and the set forth the entire understanding between the Grantee and the Company regarding the acquisition of Common Stock and supersede all prior oral and written agreements on that subject, with the exception of any other awards under the Plan made to the Grantee contemporaneously with this Option.

PERFORMANCE TECHNOLOGIES, INCORPORATED

Chief Executive Officer

ATTEST:

Exhibit 10.5

Form of stock option grant – employee option award – 2001 plan:

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED 2001 STOCK OPTION PLAN

Grantee:

Number of Shares: Option Price: $5.38 Date of Grant: July 8, 2008

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

Date of Grant: July 8, 2008

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

Chief Executive Officer

ATTEST:

Exhibit 31.1
Certification of Chief Executive Officer

I, John M. Slusser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Performance Technologies, Incorporated;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 7, 2008	By:/s/	John M. Slusser
John M. Slusser
Chief Executive Officer

Exhibit 31.2
Certification of Chief Financial Officer

I, Dorrance W. Lamb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Performance Technologies, Incorporated;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 7, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 7, 2008	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: August 7, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer and Senior Vice
President