Form 10-Q
period 2008-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2008-11-07
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2008
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number 0-27460

(Exact name of registrant as specified in its charter)
Delaware	16-1158413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 Indigo Creek Drive
Rochester, New York 14626
(Address of principal executive offices) (zip code)
(585) 256-0200
(Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's common stock was 11,612,897 as of October 31, 2008.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,948,000	$15,592,000
Investments	3,509,000	14,150,000
Accounts receivable, net	6,577,000	7,933,000
Inventories	5,511,000	4,783,000
Prepaid income taxes	671,000	713,000
Prepaid expenses and other assets	559,000	916,000
Deferred taxes	1,963,000	2,037,000
Total current assets	46,738,000	46,124,000

Investments	3,960,000	2,500,000
Property, equipment and improvements, net	2,208,000	2,260,000
Software development costs, net	3,748,000	3,297,000
Deferred taxes	774,000	1,196,000
Goodwill	4,143,000	4,143,000
Total assets	$61,571,000	$59,520,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,638,000	$1,392,000
Accrued expenses	5,224,000	4,425,000
Total current liabilities	6,862,000	5,817,000
Income taxes payable	453,000	807,000
Total liabilities	7,315,000	6,624,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596
shares issued, 11,612,897 and 11,684,816 shares outstanding	133,000	133,000
Additional paid-in capital	16,024,000	15,483,000
Retained earnings	46,511,000	45,231,000
Accumulated other comprehensive loss	(189,000)
Treasury stock - at cost; 1,691,699 and 1,619,780 shares
held at September 30, 2008 and December 31, 2007	(8,223,000)	(7,951,000)
Total stockholders' equity	54,256,000	52,896,000
Total liabilities and stockholders' equity	$61,571,000	$59,520,000

The accompanying notes are an integral part of these consolidated financial statements.

- 3 -	table of contents

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$9,181,000	$10,786,000	$31,387,000	$29,745,000
Cost of goods sold	4,172,000	4,682,000	13,874,000	13,923,000
Software capitalization write-off		45,000		520,000
Gross profit	5,009,000	6,059,000	17,513,000	15,302,000

Operating expenses:
Selling and marketing	1,907,000	1,676,000	6,147,000	4,952,000
Research and development	2,210,000	2,230,000	6,894,000	7,552,000
General and administrative	1,165,000	1,220,000	3,660,000	3,725,000
Unsuccessful acquisition expenses	229,000		229,000
Restructuring charges		26,000		240,000
Total operating expenses	5,511,000	5,152,000	16,930,000	16,469,000

Income (loss) from operations	(502,000)	907,000	583,000	(1,167,000)

Note receivable recovery				143,000
Other income, net	156,000	453,000	814,000	1,659,000

Income (loss) before income taxes	(346,000)	1,360,000	1,397,000	635,000

Income tax (benefit)	(602,000)	(331,000)	(86,000)	(8,000)
Net income	$256,000	$1,691,000	$1,483,000	$643,000

Basic earnings per share	$0.02	$0.14	$0.13	$0.05

Diluted earnings per share	$0.02	$0.13	$0.13	$0.05

Weighted average number of common shares used in
basic earnings per share	11,604,137	12,505,870	11,661,953	12,857,418
Potential common shares	2,964	42,194	14,092	46,167
Weighted average number of common shares used in
diluted earnings per share	11,607,101	12,548,064	11,676,045	12,903,585

The accompanying notes are an integral part of these consolidated financial statements.

- 4 -	table of contents

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,483,000	$643,000
Non-cash adjustments:
Depreciation and amortization	1,706,000	2,260,000
Tax benefit from stock option exercises	27,000	15,000
Gain on disposal of equipment	(11,000)
Stock-based compensation expense	514,000	499,000
Deferred income taxes	602,000	175,000
Changes in operating assets and liabilities:
Accounts receivable	1,356,000	2,697,000
Inventories	(728,000)	652,000
Prepaid expenses and other assets	357,000	173,000
Accounts payable and accrued expenses	1,045,000	396,000
Prepaid income taxes and income taxes payable	(312,000)	(237,000)
Net cash provided by operating activities	6,039,000	7,273,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(539,000)	(540,000)
Proceeds from disposal of fixed assets	17,000
Capitalized software development costs	(1,563,000)	(1,564,000)
Purchases of investments	(9,323,000)	(81,150,000)
Proceeds from sales of investments	18,200,000	87,200,000
Net cash provided by investing activities	6,792,000	3,946,000

Cash flows from financing activities:
Purchases of treasury stock	(1,063,000)	(7,478,000)
Tax windfall benefit from stock option exercises		4,000
Exercise of stock options	588,000	154,000
Net cash used by financing activities	(475,000)	(7,320,000)

Net increase in cash and cash equivalents	12,356,000	3,899,000

Cash and cash equivalents at beginning of period	15,592,000	10,518,000
Cash and cash equivalents at end of period	$27,948,000	$14,417,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activity - Exercise of stock options in 2008 using 23,030 shares of common stock	$105,000

The accompanying notes are an integral part of these consolidated financial statements.

- 5 -	table of contents

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

Note B – Stock-Based Compensation

The Company has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan. The Company recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine month periods ended September 30, 2008 and 2007, respectively, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment:”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation expense - stock options	$194,000	$173,000	$514,000	$499,000
Income tax benefit	(62,000)	(56,000)	(162,000)	(163,000)
Net decrease in net income	$132,000	$117,000	$352,000	$336,000

Decrease in earnings per share - Basic	$0.01	$0.01	$0.03	$0.03
Diluted	$0.01	$0.01	$0.03	$0.03

Note C – Earnings Per Share

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method. The diluted earnings per share calculation excludes the effect of approximately 1,596,000 and 1,396,000 options for the three and nine months ended September 30, 2008, and 1,508,000 and 1,385,000 options for the three and nine months ended September 30, 2007, since such options had an exercise price in excess of the average market price of the Company’s common stock for the quarter.

- 6 -	table of contents

Note D – Inventories, net

Inventories consisted of the following:
	September 30,	December 31,
	2008	2007
Purchased parts and components	$3,311,000	$2,620,000
Work in process	1,837,000	1,674,000
Finished goods	363,000	489,000
Net	$5,511,000	$4,783,000

Note E – Software Development Costs

Software development costs consisted of the following:
	September 30,	December 31,
	2008	2007
Capitalized software development costs	$15,026,000	$13,463,000
Less: accumulated amortization	(11,278,000)	(10,166,000)
Net	$3,748,000	$3,297,000

Amortization of software development costs included in cost of goods sold was $407,000 and $1,112,000 in the three and nine months ended September 30, 2008, and $415,000 and $1,643,000 in the three and nine months ended September 30, 2007. Amortization for the nine months ended September 30, 2007 included charges to write off software development costs amounting to $520,000 that were capitalized for two products which had not reached commercial general release and were discontinued.

Note F – Investments

At September 30, 2008, the Company held one auction rate municipal security with an original cost of $2,450,000. This security was involved in a successful auction in January 2008, but its subsequent auctions have failed. As such, the Company has not been able to sell this security and the Company believes its ability to liquidate this security without loss in the near term is limited. This security, originally acquired in December 2007, has a maturity date of May 2040, carries MBIA bond credit insurance, and is secured by student loans, which are partially guaranteed by the Federal Family Educational Loan Program of the United States Department of Education (“FFELP”). This security carries a AA rating or equivalent from the three major rating agencies. The Company earns interest on this investment at a rate equal to 175% of the J.J. Kenny Intermediate Index, and the rate is reset every thirty-five days. The September 30, 2008 interest rate on this security was 4.81% .

Because of the uncertainty of when the Company will be able to liquidate this investment, the Company believes that the fair value of this investment is less than its par value at September 30, 2008 due to its illiquidity. The Company has estimated the fair value of this security to be $2,155,000 at September 30, 2008. The estimated unrealized loss on this investment amounts to $295,000 and has been classified as a temporary impairment, as the Company has the ability and intent to hold the security until such time as it can be sold in an orderly manner without loss. As such, the unrealized loss has been recorded as a charge to accumulated other comprehensive loss in the amount of $189,000 (net of tax) on the September 30, 2008 balance sheet. The investment has been classified as a non-current asset at both September 30, 2008 and December 31, 2007. The value of this investment was increased by $53,000 in the third quarter 2008 to reflect an increase in the interest rate on the security, and the third quarter credit to accumulated other comprehensive loss, net of tax, was $34,000.

- 7 -	table of contents

In estimating the fair value of this investment, the Company has adopted the provisions of SFAS No. 157, “Fair Value Measurements” effective as of January 1, 2008 for its financial assets. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Further, the Company has taken into consideration the guidance promulgated in FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (see Note M), in estimating the fair value of this investment.

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

The Company’s investment has been valued using Level 3 inputs. In order to estimate the fair value of the investment, the Company has employed a discounted future cash flows model, using the following estimated assumptions: the receipt of interest only over an assumed liquidity horizon of five years, calculated at the default rate (assuming such rate stays constant over the term); a sale of the investment at par after five years; and a discount rate of 11.7% on a pre-tax basis, which represents approximately a 4.5% illiquidity premium. The discounted cash flows model results in an estimated fair value impairment of approximately 12% below par.

The following table presents a reconciliation of beginning and ending balances of non-current investments valued using Level 3 inputs:

Balance, January 1, 2008	$2,500,000
Partial redemption at par	(50,000)
Unrealized gains or (losses) -
included in other comprehensive income	(199,000)
Transfers in/out of Level 3	-
Balance, March 31, 2008	2,251,000
Unrealized gains or (losses) -
included in other comprehensive income	(149,000)
Transfers in/out of Level 3	-
Balance, June 30, 2008	2,102,000
Unrealized gains or (losses) -
included in other comprehensive income	53,000
Transfers in/out of Level 3	-
Balance, September 30, 2008	$2,155,000

In August 2008, the brokerage firm that sold this security to the Company announced that it had entered into substantive agreements with the State of New York Attorney General and the United States Securities and Exchange Commission to redeem auction rate municipal securities sold by the firm at par, beginning in 2009. In October 2008, the Company received an offer from the brokerage firm to redeem this security at par in January 2009 or at any time for two years thereafter. The Company has not completed its review of the offering circular and has not yet executed its acceptance of the brokerage firm’s offer.

- 8 -	table of contents

In February 2008, the Financial Accounting Standards Board (FASB) issued Staff Position 157-2 which delayed the effective date for implementation of SFAS No. 157 for one year for any non-financial assets and liabilities which must be recorded at fair value or for which fair value disclosures apply. The major categories of assets and liabilities that, if applicable, would be measured at fair value and for which the Company has not applied the provisions of FAS 157 are as follows: reporting units measured at fair value in the first step of a goodwill impairment test under SFAS 142, and long-lived assets measured at fair value for an impairment assessment under SFAS 146. The Company will fully adopt SFAS No. 157 effective as of January 1, 2009.

During the third quarter 2008, the Company purchased two U.S. government-guaranteed FNMA bonds with a par value totaling $4,250,000. One of these FNMA bonds has a par value of $750,000 with a 2010 maturity date and the other FNMA bond has a par value of $3,500,000 with a fourth quarter 2008 maturity date. Both FNMA bonds have been classified as held-to-maturity and are stated at amortized cost at September 30, 2008.

All income generated from the Company’s investments is recorded in other income, net.

At December 31, 2007, investments consisted only of high-grade, AAA-rated auction rate municipal securities which the Company classified as available-for-sale. The Company successfully sold all but one of its auction rate municipal securities at par during the first quarter 2008.

Note G – Comprehensive Income

The components of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$256,000	$1,691,000	$1,483,000	$643,000
Unrealized gain (loss) on investment, net of tax	34,000		(189,000)
Comprehensive income	$290,000	$1,691,000	$1,294,000	$643,000

Note H – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for the Company’s products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Accrued warranty obligations, January 1	$215,000	$309,000
Actual warranty experience	(99,000)	(100,000)
Warranty provisions	90,000	1,000
Accrued warranty obligations, September 30	$206,000	$210,000

- 9 -	table of contents

Note I – Stock Repurchase Programs

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock can be repurchased through open market or private transactions, including block purchases. This program was extended through July 2008 and was not renewed. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 226,880 shares in 2008 through the expiration of the program in July, for an aggregate purchase price of $1,063,000. For the program from inception through September 30, 2008, the Company repurchased 1,859,480 shares for an aggregate purchase price of $9,078,000.

In October 2008, the Company’s Board of Directors approved a new stock repurchase program whereby the Company is authorized to repurchase shares of its common stock for an aggregate purchase price not to exceed $10 million, for a period of one year from October 23, 2008, the date on which the program was announced.

Note J – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations and significant permanent tax differences including research credits and tax-exempt interest. The Company’s estimated effective annual income tax rate was 20% for the nine month periods ended September 30, 2008. The estimated effective annual income tax rate used for the six months ended June 30, 2008 had been 29%. The rate was decreased from 29% to 20% to primarily reflect a lower estimate of pre-tax income for the year. In addition, the change in the 2008 estimated effective income tax rate compared to the 2007 tax rate is also due to higher estimated pre-tax earnings in 2008; the effect of the non-inclusion in 2008 of the United States research and development tax credit, which Congress had not renewed as of September 30, 2008; and offset by the effects of expected lower tax-exempt interest. The United States research and development tax credit was renewed on October 3, 2008. The benefit (if any) of this credit will be reflected in the fourth quarter 2008 income tax provision (benefit).

For the third quarter 2008, the income tax benefit amounted to $602,000. This amount included an income tax benefit of $69,000 based on the pre-tax loss for the quarter; the effect of adjusting the income tax provision for the first two quarters of 2008 to reflect the lower estimated effective annual tax rate, which amounted to $156,000; and net discrete tax benefits which amounted to $377,000. The discrete tax benefit items realized during the third quarter 2008 included the release of a reserve for income tax uncertainties amounting to $391,000 including interest, relating to the expiration of the statute of limitations.

The income tax provision for the third quarter 2007 included an adjustment of the estimated effective annual income tax rate from 2% to -2%. The third quarter 2007 tax provision also included a discrete income tax benefit of $435,000 including interest, associated with a release of a reserve for income tax uncertainties related to the expiration of the statute of limitations. The change in the 2008 estimated effective income tax rate compared to the 2007 tax rate was attributable to higher estimated pre-tax earnings in 2008; the effect of the non-inclusion in 2008 of the United States research and development tax credit, which Congress had not renewed as of September 30, 2008; and offset by the effects of expected lower tax-exempt interest. The United States research and development tax credit was renewed on October 3, 2008. The benefit (if any) of this credit will be reflected in the fourth quarter 2008 income tax provision (benefit).

For the nine months ended September 30, 2008, the income tax benefit amounted to $86,000 and consisted of an income tax provision at the estimated effective annual tax rate amounting to $279,000 and net discrete tax benefit items totaling $365,000, including the release of a reserve for income tax uncertainties discussed above. For the nine months ended September 30, 2007, the income tax benefit amounted to $8,000 and included an adjustment to estimated effective annual income tax rate amounting to $3,000 and net discrete income tax benefit items amounting to $5,000. The discrete income tax benefit items included the release of a reserve for income tax uncertainties of $435,000, the recording of an income tax provision uncertainty of $51,000, a discrete income tax provision on the recovery of a note receivable in the amount of $190,000, the adjustment of the income tax rate used in computing net deferred tax assets from 38% to 36% which amounted to $127,000, and other discrete provision items of $62,000.

- 10 -	table of contents

The Company had unrecognized income tax benefits of $453,000 and $807,000 at September 30, 2008 and December 31, 2007, respectively. Included in the balance of unrecognized income tax benefits as of September 30, 2008 and December 31, 2007 are accrued interest and penalties in the amounts of $94,000 and $146,000, respectively.

The Company files U.S. federal, U.S. state, and foreign income tax returns. For federal income tax returns, the Company is generally no longer subject to tax examinations for years prior to 2005. For state and foreign income tax returns, the Company is no longer subject to tax examinations for years prior to 2004. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits.

While not necessarily indicative of future operations, the Company has not had cumulative taxable income in the United States from 2006 through September 30, 2008, nor is taxable income expected for the period 2006 through December 31, 2008. The Company’s ability to realize the recorded balances of its deferred tax assets is dependent on the Company’s ability to generate taxable income in the United States in future years. The majority of the Company’s United States deferred tax asset attributes are in the nature of net operating loss and tax credit carryforwards, which have expiration dates up to twenty years in the future. Management believes, based on the weight of all available evidence, that the realization of the Company’s deferred tax assets is more likely than not.

Note K – Restructuring Costs

For the nine months ended September 30, 2007, restructuring charges were recorded amounting to $240,000, which related to the Company’s revision of estimated future cash flows associated with subleasing revenue from a property in San Luis Obispo, California. At September 30, 2007, the Company’s estimated restructuring liability related to this facility was $471,000. This balance was utilized during the fourth quarter 2007 and first quarter 2008.

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

- 11 -	table of contents

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS 157-3”). This standard clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active, and was effective upon issuance for financial statements that had not been issued. The Company has taken the guidance provided in FSP FAS 157-3 into consideration in its estimate of the fair value of its auction rate municipal security (see Note F).

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

- 12 -	table of contents

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

- 13 -	table of contents

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

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the valuation allowance would increase income to be recognized in the period such determination was made. While not necessarily indicative of future operations, the Company has not had cumulative taxable income in the United States from 2006 through September 30, 2008, nor is taxable income expected through December 31, 2008. The Company’s ability to realize the recorded balances of its deferred tax assets is dependent on the Company’s ability to generate taxable income in the United States in future years. The majority of the Company’s United States deferred tax asset attributes are in the nature of net operating loss and tax credit carryforwards, which have expiration dates up to twenty years in the future. Management believes, based on the weight of all available evidence, that the realization of the Company’s deferred tax assets is more likely than not.

- 14 -	table of contents

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

Subsequent to September 30, 2008, the price of the Company’s stock has declined 32% below its per-share book value, which could be an indicator that the carrying value of goodwill may be impaired. However, the Company’s quoted stock price is at the minority-interest standard of value, while the enterprise value of the Company would be estimated at a controlling-interest standard of value. The Company’s stock is thinly traded and, as of October 31, 2008, the stock price was not substantially different than the Company’s cash and investments balance per share. While the Company has not yet performed its annual goodwill impairment test, the Company’s management continues to believe that the enterprise value of the Company is in excess of its net book value.

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

- 15 -	table of contents

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

Valuation of Investments: As of September 30, 2008, we held an auction rate municipal debt security investment with a cost basis equal to its par value of $2.45 million and an estimated fair value of $2.16 million. Prior to March 31, 2008, the Company had valued such investments at par value; however, the periodic auctions for this investment failed in February 2008 and subsequent months and there is no active market for this or similar securities at the current time. In August 2008, the brokerage firm that sold this security to the Company announced that it had entered into substantive agreements with the State of New York Attorney General and the United States Securities and Exchange Commission to redeem auction rate municipal securities sold by the firm at par, beginning in 2009. In October 2008, the Company received an offer from the brokerage firm to redeem this security at par in January 2009 or at any time for two years thereafter. The Company has not completed its review of the offering circular and has not yet executed its acceptance of the brokerage firm’s offer.

In determining the fair value for this investment, the Company has adopted the provisions of SFAS 157, which establishes a comprehensive framework for measuring fair value in GAAP and expands disclosures about fair value measurements, and has taken into consideration the guidance contained in FASB Staff Position No. FAS 157-3. Specifically, this statement and staff position set forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest prices to unobservable inputs.

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

- 16 -	table of contents

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

The Company’s business addresses one industry segment - Communications - and it targets three vertical markets for its products: telecommunications, aerospace and defense, and commercial. Of the three vertical markets served, telecommunications is the largest and represents approximately 75% to 80% of the Company’s business. Customers generally purchase the Company’s products as part of their capital expenditures budgets. The OEM telecommunications equipment market served by the Company depends upon carrier spending to upgrade network infrastructure to next-generation equipment. This market continues to be very challenging. As a result of the deteriorating economic climate during the third quarter, a number of our customers made decisions to preserve cash, rather than to invest in their network infrastructure. These decisions were generally characterized as deferrals of budgeted spending, rather than the cancellation of programs or projects.

For the aerospace and defense market, the Company is working with numerous prime contractors including Raytheon, Lockheed Martin, and General Dynamics to incorporate the Company’s Advanced Managed Platforms™ into new government network architectures. Aerospace and defense shipments are subject to project deployment schedules and are not often consistent from quarter to quarter. Third quarter shipments to aerospace and defense customers were lower than in the second quarter but were generally in line with our expectations.

Our SEGway product suite includes STPs, IP-STPs, IP-Edge, SS7 over IP transport solutions, and signaling gateways. These products enable traditional and Tier 2 and Tier 3 telecommunications carriers to lower operating costs through the utilization of IP networks and more flexible signaling network architectures, thereby creating competitive advantages in existing and emerging markets. Demand continues to be relatively strong for our signaling systems products but orders during the third quarter fell short of our expectations as procurement cycles lengthened due to the deteriorating world-wide economy. Our SEGway signaling products generally realize gross margins in the 65% to 70% range and typically have a sales cycle of three to six months. For the remainder of 2008, management expects to minimize additional investments in our signaling sales, marketing and engineering organization until the ramifications of the current economic environment are better understood. Management believes these investments in our signaling organization are strategic from a long-term business perspective and are necessary in order to potentially achieve greater market penetration for our signaling products.

Currently, gross margins are higher and the sales cycles are shorter for both aerospace and defense and signaling product areas, compared to the traditional OEM telecommunications market we serve. Management continues to expect aerospace and defense and signaling shipments in 2008 to exceed 2007 shipment levels to these markets.

The commercial market is seeing some sluggishness due to current turmoil in applications such as those for the financial markets.

- 17 -	table of contents

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

Financial Overview

Revenue:

A substantial portion of the Company's revenue is typically derived from orders placed within a quarter and shipped in the final month of the same quarter. Because approximately 50% of the Company’s business is generated from Europe, due to the extended vacation season, typically order flow during the months of July and August is slow but generally accelerates in September as European customers place orders for September deliveries. This year, order rates during July and August were generally tracking with expectations; however, we did not experience the expected resumption of business typical in September. Revenue in the third quarter 2008 was $9.2 million, compared to $10.8 million in the third quarter 2007. The Company experienced a $1.6 million decline in the third quarter 2008 revenue, over the comparable 2007 quarter, primarily due to lower shipments to telecommunications customers.

Shipments to customers outside of the United States represented 59% and 46% of sales in the third quarter of 2008 and 2007, respectively, and 57% and 48% for the nine months ended September 30, 2008 and 2007, respectively.

Revenue for the nine months ended September 30, 2008 amounted to $31.3 million, compared to $29.7 million during the corresponding period in 2007. This increase in revenue resulted from an increase in shipments to Data Connection, Ltd., increases in shipments to aerospace and defense and signaling customers, offset by decreases in shipments to Alcatel-Lucent and other telecommunications customers.

- 18 -	table of contents

Earnings:

Net income for the third quarter 2008 amounted to $.3 million, or $.02 per diluted share, including stock-based compensation expense of $.2 million, or $.01 per share; unsuccessful acquisition expenses of $.2 million, or $.02 per share; and a discrete income tax benefit of $.4 million, or $.03 per share, based on 11.6 million shares outstanding. Net income for the third quarter 2007 amounted to $1.7 million, or $.13 per diluted share, including stock-based compensation expense of $.2 million, or $.01 per share; and a discrete income tax benefit of $.4 million, or $.03 per share, based on 12.5 million shares outstanding.

Net income for the nine months ended September 30, 2008 amounted to $1.5 million, or $.13 per diluted share, including stock-based compensation expense of $.5 million, or $.03 per share; unsuccessful acquisition expenses of $.2 million, or $.02 per share; and a discrete income tax benefit of $.4 million, or $.03 per share, based on 11.7 million shares outstanding. Net income for the nine months ended September 30, 2007 amounted to $.6 million, or $.05 per diluted share, including stock-based compensation expense of $.5 million, or $.04 per share; a write-off of software development costs amounting to $.5 million, or $.04 per share; restructuring charges of $.2 million, or $.02 per share; and a recovery on a note receivable of $.5 million, or $.02 per share; based on 12.9 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $35.4 million and $32.2 million at September 30, 2008 and December 31, 2007, respectively. The Company had no long-term debt at either date.

Cash generated from operating activities amounted to $6.0 million and $7.3 million for the nine months ended September 30, 2008 and 2007, respectively. The period-over-period decrease in cash generated from operating activities amounted to $1.3 million and is primarily attributable to an increase in inventory in 2008, as compared to a decrease in 2007; a smaller decline in accounts receivable in 2008 than in 2007; and lower depreciation and amortization in 2008 than in 2007, partially offset by higher net income in 2008 as compared to 2007; and significant tax refunds received in 2008.

Key Performance Indicator:

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be very limited. Most of our embedded systems customers are placing orders for product only when they have orders in hand from their customers. Shipments to customers amounted to $9.2 million in the third quarter 2008, compared to $10.8 million in the third quarter 2007. While shipments during 2008 have been positively impacted by increased demand from the Company’s largest customer, Data Connection Ltd., and increased shipments to our signaling and aerospace and defense customers, the Company experienced a decline in orders and shipments in the third quarter 2008, as end-user customers reacted to growing credit and overall economic concerns by delaying budgeted capital expenditures for network infrastructure and some of the Company’s OEM customers experienced reduced product demands due to uncertainty in their end markets.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

- 19 -	table of contents

Results of Operations

Three and Nine Months Ended September 30, 2008, Compared with the Three and Nine Months Ended September 30, 2007

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.4	43.4	44.2	46.8
Software capitalization write-off		0.4		1.8
Gross profit	54.6	56.2	55.8	51.4

Operating expenses:
Selling and marketing	20.8	15.5	19.6	16.6
Research and development	24.1	20.7	22.0	25.4
General and administrative	12.7	11.4	11.7	12.5
Unsuccessful acquisition expenses	2.5		0.7
Restructuring charges		0.2		0.8
Total operating expenses	60.1	47.8	54.0	55.3
Income (loss) from operations	(5.5)	8.4	1.8	(3.9)

Note receivable recovery				0.5
Other income, net	1.7	4.2	2.7	5.5
Income (loss) before income taxes	(3.8)	12.6	4.5	2.1

Income tax benefit	(6.6)	(3.1)	(0.3)	(0.0)
Net income	2.8%	15.7%	4.8%	2.1%

Sales. Total revenue for the third quarter 2008 amounted to $9.2 million, compared to $10.8 million for the corresponding quarter in 2007. The Company’s two largest customers in 2007 were Data Connection Ltd. and Alcatel-Lucent. During the third quarter 2008, Data Connection Ltd. and Alcatel-Lucent accounted for 19% and 11% of sales, respectively. In the third quarter 2007, Data Connection Ltd. and Alcatel-Lucent, represented 20% and 15% of sales, respectively. During the nine months ended September 30, 2008, two customers, Data Connection Ltd. and Alltel Communications, accounted for 18% and 9% of sales, respectively, while in the comparable 2007 period, Alcatel-Lucent and Data Connection Ltd. each accounted for 12% of sales. In the third quarter 2008, the Company’s four largest customers represented 31% of sales, as compared to 40% in the third quarter 2007. For the nine months ended September 30, 2008, the Company’s four largest customers represented 40% of sales, as compared to 37% in 2007.

- 20 -	table of contents

Shipments to customers outside of the United States represented 59% and 46% of the Company’s sales during the third quarter 2008 and 2007, respectively; and 57% and 48% for the nine months ended September 30, 2008 and 2007, respectively. Total shipments to customers in the United Kingdom represented 20% and 17% of sales in the third quarter of 2008 and 2007, respectively. Total shipments to customers in the United Kingdom amounted to 18% and 15% in the nine months ended September 30, 2008 and 2007, respectively.

The Company’s products are grouped into three distinct categories in one market segment.  Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Communications	53%	59%	57%	57%
Computing	32%	30%	30%	26%
Switching	15%	11%	13%	17%
	100%	100%	100%	100%

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

Revenue from communications products amounted to $4.9 million and $6.4 million in the third quarter of 2008 and 2007, respectively. This decrease of $1.5 million, or 23%, was primarily a result of lower signaling product shipments in 2008, as compared to 2007, plus weaker demand among a variety of telecommunications customers in 2008, as compared to the 2007 period. The Company had shipments of $2.1 million to one signaling products customer, Alltel Corporation, in the third quarter 2007.

Revenue from communications products amounted to $17.8 million and $16.9 million for the nine months ended September 30, 2008 and 2007, respectively. This increase of $.9 million, or 5%, was primarily a result of stronger signaling product shipments in 2008, more than offsetting weaker demand among a variety of telecommunications customers in 2008, compared to the 2007 period.

Computing products:

Computing products include Advanced Managed Platforms, a range of single board compute elements and associated chassis management products.  Computing products revenue amounted to $2.9 million and $3.3 million in the third quarter 2008 and 2007, respectively; and $9.4 million and $7.8 million in the nine months ended September 30, 2008 and 2007, respectively. The $.4 decrease in the third quarter 2008 over 2007 was primarily due to the non-recurrence in 2008 of one customer’s significant third quarter 2007 order and shipment. The year-to-date increase in revenue of $1.6 million, or 21% through September 2008 as compared to 2007 was primarily attributable to a $2.0 million increase in shipments to the Company’s largest customer, Data Connection, Ltd., offset partially by lower computing products shipments to various other customers.

- 21 -	table of contents

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for Advanced Managed Platforms and competing platforms.

Switch revenue totaled $1.4 million and $1.2 million in the third quarter 2008 and 2007, respectively. This increase of $.2 million, or 17%, was due to a slight rebound in shipments to Alcatel-Lucent. Switch revenue amounted to $4.2 million and $5.0 million in the nine months ended September 30, 2008 and 2007, respectively. This decrease of $.8 million, or 16%, was principally due to $.6 million in lower switch shipments to Alcatel-Lucent.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross margin was 54.6% and 56.2% of sales for the third quarter 2008 and 2007, respectively. The slight decline in gross margin percentage was the result of a less favorable sales mix as sales of higher-margin communications products declined, as well as fixed manufacturing expenses being spread over lower sales.

Gross margin was 55.8% and 51.4% for the nine months ended September 30, 2008 and 2007, respectively. The second quarter 2007 charge to write off software development costs represented 1.7% of nine month period sales. Excluding this charge, the increase in gross margin is principally due to an overall improved sales mix, lower material costs, and higher sales which resulted in improved manufacturing efficiencies.

Total Operating Expenses. Total operating expenses in the third quarter 2008 amounted to $5.5 million, compared to $5.2 million for the third quarter 2007. Total operating expenses for the first nine months of 2008 amounted to $16.9 million, compared to $16.5 million for the comparable period in 2007. Total operating expenses included a charge of $.2 million in both the third quarter 2008 and first nine months of 2008 relating to expenses associated with the Company’s unsuccessful negotiations to acquire another company. In the first nine months of 2007, total operating expenses included restructuring charges amounting to $.2 million.

Selling and marketing expenses were $1.9 million and $1.7 million for the third quarter 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, selling and marketing expenses were $6.1 million and $5.0 million, respectively. Expense increases in the 2008 periods over the comparable 2007 periods were primarily related to the hiring of additional sales and marketing personnel for the Signaling Systems organization, increased commissions relating to higher sales levels, and an increase in the Company’s marketing participation in industry trade shows.

Research and development expenses were $2.2 million in the third quarter of both 2008 and 2007. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million in the third quarter 2008, as compared with $.5 million during the third quarter 2007. Research and development expenses were $6.9 million and $7.6 million for the nine months ended September 30, 2008, and 2007, respectively. Nine month amounts capitalized to software development costs amounted to $1.6 million in both 2008 and 2007. Gross expenditures declined by $.7 million in the nine months ended September 30, 2008 as compared with the same period in 2007, primarily related to decreases in hardware design materials expended on prototype builds and a net decrease in the number of engineers in research and development due to expense management.

General and administrative expenses were $1.2 million in the third quarter of both 2008 and 2007. General and administrative expenses in the nine months ended September 30, 2008 and 2007 were both $3.7 million.

Restructuring charges amounted to $.2 million in the first nine months of 2007, which related to the Company’s revision of estimated future cash flows associated with sub-leasing revenue from property in San Luis Obispo, California.

- 22 -	table of contents

Other Income, net. Other income consists primarily of interest income and amounted to $.2 million and $.5 million in the third quarter 2008 and 2007, respectively. Other income amounted to $.8 million and $1.7 million in the nine months ended September 30, 2008 and 2007, respectively. In the third quarter 2007, the Company was primarily investing in auction rate municipal securities. During the first quarter 2008, the Company sold almost all of its auction rate municipal securities and invested in lower yielding money market funds due to liquidity concerns in the market. During the second quarter 2007, the Company received $.5 million of proceeds from the disposition of a note receivable from an unaffiliated company, upon which a valuation charge had been recorded in 2004. The proceeds were recorded as a note receivable recovery in the amount of $.1 million and interest income in the amount of $.4 million. Due primarily to the change in investment strategy and overall lower interest rates on money market investments, other income declined by $.3 million and $1.0 million in the third quarter 2008 and nine months ended September 30, 2008, respectively, on a year-over-year basis.

Income taxes. The effective income tax rate is a combination of federal, state and foreign income tax rates and is generally lower than statutory rates because it includes benefits derived from the Company’s international operations, research activities, and tax-exempt interest.

For the third quarter 2008, the Company’s income tax benefit amounted to $.6 million, including a discrete income tax benefit of $.4 million and the effect of changing the estimated net effective income tax rate for 2008 from 29% to 20%. A discrete income tax benefit was recognized during the third quarter 2008 related to the release of a reserve for income tax uncertainties of $.4 million (including estimated interest) based upon the lapsing of the statute of limitations.

For the nine months ended September 30, 2008, the income tax benefit amounted to $.1 million, and included an income tax provision of $.3 million calculated using the estimated net effective income tax rate of 20%, offset by net discrete income tax benefit items totaling $.4 million.

For the third quarter 2007, the Company’s income tax provision amounted to a benefit of $.3 million, including a discrete income tax benefit of $.4 million, offset by the effect of changing the estimated net effective income tax rate for 2007 from 2% to -2%. The discrete income tax benefit realized during the third quarter 2007 related to the release of a reserve for income tax uncertainties of $.4 million based upon the lapsing of the statute of limitations.

For the nine months of 2007, the Company’s income tax benefit included the income tax effect of recording the note receivable recovery at 38%, which was $.2 million. In addition, the Company adjusted its net deferred tax assets at September 30, 2007 to reflect a change by the State of New York in its corporate income tax apportionment methodology. To reflect this change, the Company recorded an income tax charge amounting to $.1 million.

The expected annual effective income tax rate in the third quarter 2008 is greater than in the corresponding quarter in 2007 primarily due to lower tax-exempt interest and the non-renewal of the United States research and development tax credit as of September 30, 2008. The United States research and development tax credit was renewed for 2008 on October 3, 2008; the benefit from recording this credit, if any, will be recorded in the Company’s fourth quarter 2008 tax provision (benefit).

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $35.4 million at September 30, 2008, plus a line of credit totaling $5.0 million available under a bank credit facility. The Company had working capital of $39.7 million and $40.3 million at September 30, 2008 and December 31, 2007, respectively.

- 23 -	table of contents

For the nine months ended September 30, 2008, cash provided by operating activities amounted to $6.0 million. This amount included net income of $1.5 million, depreciation and amortization charges of $1.7 million and stock-based compensation expense of $.5 million. Cash provided by operations due to changes in operating assets and liabilities amounted to $2.2 million and consisted primarily of a decrease in accounts receivable (primarily due to the decrease in sales), an increase in accounts payable (primarily due to increased purchases in transit at September 30, 2008) and tax refunds received, partially offset by an increase in inventories (due primarily to the decline in third quarter 2008 orders and shipments).

Cash provided by investing activities during the nine months ended September 30, 2008 totaled $6.8 million, resulting from net sales of investments of $8.9 million, offset by capitalized software development costs amounting to $1.6 million and capital expenditures of $.5 million. The Company purchased $4.3 million of U.S. government-guaranteed investments in the third quarter 2008.

Net cash used by financing activities for the nine months ended September 30, 2008 amounted to $.5 million, resulting from common stock buybacks amounting to $1.1 million, offset by proceeds from the exercise of stock options which amounted to $.6 million. The Board of Directors had authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million in July 2005. This program was extended to July 2008. Under this program, the Company repurchased .2 milion common shares for a total cost of $1.1 million in the period from January 1, 2008 through the program’s expiration in July 2008. Since March 2007, the Company has repurchased 1.86 million shares for a total cost of $9.1 million.

In October 2008, the Company’s Board of Directors approved a new stock repurchase program whereby the Company is authorized to repurchase shares of its common stock for an aggregate purchase price not to exceed $10 million for a one-year period through October 23, 2009.

At September 30, 2008, the Company continued to hold an auction rate municipal security with a par value and cost basis of $2.45 million. This investment is collateralized by student loans, is partially guaranteed by the U.S. Department of Education, carries an insurance company guaranty, and carries a AA-rating or equivalent by all three major rating agencies. The monthly auctions for this investment first failed in February 2008 and each subsequent auction has failed. The Company believes it is unlikely that auctions for this security will be successful and the Company’s ability to liquidate this security without loss is limited in the near term. As such, the Company believes that the fair value of this investment is likely less than its par value at September 30, 2008 due to its illiquidity. The Company has estimated the fair value of this security to be $2.16 million at September 30, 2008, after recording a third quarter 2008 adjustment of $.1 million to increase its estimated value due to an increase in the yield on the bond. The unrealized loss on this investment has been classified as a temporary impairment, as the Company has the ability and intent to hold the security until such time as it can be sold in an orderly manner without loss. The unrealized loss has been recorded as a charge to accumulated other comprehensive loss, net of income taxes, on the September 30, 2008 balance sheet.

In August 2008, the brokerage firm that sold this security to the Company announced that it had entered into substantive agreements with the State of New York Attorney General and the United States Securities and Exchange Commission to redeem auction rate municipal securities sold by the firm at par, beginning in 2009. In October 2008, the Company received an offer from the brokerage firm to redeem this security at par in January 2009 or at any time for two years thereafter. The Company has not completed its review of the offering circular and has not yet executed its acceptance of the brokerage firm’s offer.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the third quarter 2008.

- 24 -	table of contents

Contractual Obligations:

Liability for tax uncertainties –

The Company has approximately $.5 million associated with unrecognized income tax benefits and estimated related interest and penalties at September 30, 2008. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

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

As explained more fully in Part II, Item 1A below, the effects of the current global economic crisis could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

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

- 25 -	table of contents

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP FAS 157-3”). This standard clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active, and was effective upon issuance for financial statements that have not been issued. The Company has taken the guidance provided in FSP FAS 157-3 into consideration in its estimate of fair value of its auction rate municipal security.

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

The Company’s future operating results are subject to various risks and uncertainties and could differ materially from those discussed in the forward-looking statements and may be affected by various trends and factors which are beyond the Company’s control. These risks and uncertainties include, among other factors, general business and economic conditions, the effects of the current global economic crisis, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations and potential material weaknesses. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2007, as contained in the Company’s Annual Report on Form 10-K, Part II, Item 1A of this Form 10-Q, and other documents filed with the Securities and Exchange Commission.

Stockholders are cautioned not to place undue reliance on the forward-looking statements which speak as of the date of this Quarterly Report or the date of the documents incorporated by reference in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes the Company’s exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of money market funds, one municipal bond, two U.S.government-guaranteed bonds, one auction rate municipal security and a guaranteed interest contract with a Canadian bank at September 30, 2008.

- 26 -	table of contents

The Company is also subject to foreign currency exchange rate risk related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange rate risk is minimal, and all of the Company’s sales are denominated in U.S. dollars. However, due to weakness of the U.S. dollar as compared to the Canadian dollar, the costs of our operations in Canada, as measured in U.S. dollars, were approximately 13% higher in the first three quarters of 2008 as compared to the first three quarters of 2007. The costs of our Canadian operations are approximately $5.0 million on an annual basis. The Company does not participate in the investment of derivative financial instruments.

From October 1, 2008 to October 31, 2008, the U.S. dollar has strengthened against the Canadian dollar by 16%, and strengthened against the U.K. pound and Euro by approximately 10%. While this strengthening has a positive effect on the Company’s reported operations with respect to costs incurred in Canada and the U.K. (approximately $5.0 million and $1.0 million annually, respectively), it also makes the Company’s products more expensive in relation to these local currencies, which could have a negative effect on the Company’s foreign revenue.

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

B.	Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our risk factors are disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. As a result of developments in the financial markets since the filing of the 2007 Annual Report on Form 10-K, we are providing the following updates to our risk factors:

The current global financial crisis may have significant effects on our customers and suppliers that could result in material adverse effects on our business, operating results, and stock price.

The current global financial crisis has included among other things reductions in available capital and liquidity from banks and other providers of credit; substantial fluctuations in equity, commodity and currency values worldwide; and concerns that the worldwide economy may enter into a prolonged recessionary period. These events may materially adversely affect our customers' access to capital or willingness to expend capital on our products, as well as their levels of cash liquidity with which to pay for products that they will order or have already ordered from us. In addition, the current global financial crisis may materially adversely affect our suppliers' access to capital and liquidity with which to maintain their inventories, production levels, and product quality, could cause them to raise prices or lower production levels, or result in their ceasing operation.

- 27 -	table of contents

These potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect our stock price.

Funds associated with our auction-rate security may not be liquid or accessible for in excess of twelve months and our auction-rate security may experience temporary or other-than-temporary declines in value.

A portion of our investment portfolio as of both September 30, 2008 and October 31, 2008 was invested in one auction rate municipal security. Beginning in February 2008, the instability in the credit markets began to impact the auction rate municipal securities markets and the monthly auctions for many such securities began to fail. An auction failure means that the parties wishing to sell their securities on the auction date were unable to successfully carry out the transaction due to a lack of purchase demand. In October 2008 we received an offer from the brokerage firm from whom this security was purchased to redeem the security at par, beginning in January 2009 and for two years thereafter. We have not completed our review of the offering circular and have not yet executed its acceptance of the brokerage firm’s offer. If the global financial crisis were to result in the brokerage firm’s inability to maintain the financial resources necessary to satisfy its obligation with respect to this security should we decide to accept its offer, the timing of our access to the liquidity represented by this auction rate security may be materially adversely affected.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

November 7, 2008	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

November 7, 2008	By: /s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

- 28 -	table of contents

Exhibit 31.1
Certification of Chief Executive Officer

I, John M. Slusser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Performance Technologies, Incorporated;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

	a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b.	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 7, 2008	By:/s/	John M. Slusser
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

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 7, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: November 7, 2008	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: November 7, 2008	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer and Senior Vice
President