Form 10-K
period 2008-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2009-03-05
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27460

PERFORMANCE TECHNOLOGIES, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	16-1158413

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 Indigo Creek Drive Rochester, New York	14626 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(585) 256-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2008 was approximately $44,422,828, based on the closing price of the registrant’s common stock on the NASDAQ global market on that date.

As of February 26, 2009, 11,116,397 shares of the registrant’s Common Stock were outstanding.

Documents Incorporated by Reference

The information called for by Items 10-14 of Part III of Form 10-K, except for the equity plan information required by Item 12, which is set forth herein, is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 21, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.

2

PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively the “Company”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words or phrases such as the Company or its management “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. All statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also are forward-looking statements within the meaning of the Reform Act. All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors.

These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause the Company’s actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in this Annual Report on Form 10-K. The forward-looking statements included in this release are made only as of the date of this release. The Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances, or to reflect the occurrence of unanticipated events, with the Securities and Exchange Commission (“SEC” or “Commission”).

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

ITEM 1 – Business Overview

The Company is a global supplier of advanced network communications and control solutions to end users, application developers and original equipment manufacturers that serve mission critical telecommunications, aerospace and defense markets.

Performance Technologies is a Delaware corporation and since its founding in 1981 it has supplied standards-based products and solutions to its customers. The Company’s product portfolio includes the SEGway™ suite of Signaling (SS7/SIP) Transfer Points, Signaling Gateways and Bridges, and its IPnexus® family of COTS-based application ready systems, WAN gateways, and multi-protocol communications servers. The Company maximizes the value proposition of its products by leveraging its field proven systems, software and hardware technologies developed over a twenty-eight year record of demonstrated innovation. Management believes the tight integrated combination of these technologies results in measurable benefits to its customers.

The Company is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, Chicago, Dallas, and San Jose and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego and San Luis Obispo, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

As used in this report, unless otherwise indicated, the terms “we”, “our”, and “us” refer to the Company and its subsidiaries.

Strategy

The Company strategy is to maximize the value proposition of its products by leveraging its field proven systems, software and hardware technologies. Management believes the tight integrated combination of these technologies results in measurable benefits to its customers through development risk mitigation and substantially accelerated time-to-market metrics.

Management is proceeding with four multi-faceted initiatives to construct a solid foundation for long-term growth. These efforts are directed at niches within the communications market including signaling, aerospace and defense.

First, continue to strengthen our SEGway Signaling Systems product line through further evolution of its capabilities, capacities and features. Amplify on the traction being made with our innovative Edge-to-the-Core network architecture and our “Simply Smarter Signaling” approach, covering the full spectrum of requirements from legacy SS7 to next generation IP signaling and the convergence of the two.

Second, further concentrate our focus on the sale of existing and the creation of new proprietary software rich IPnexus Application Ready Systems, emphasizing their value proposition to both our OEM customer base as well as application developers targeting mission critical communications solutions.

Third, intensify our market diversification efforts in aerospace and defense by allocating a greater percentage of our sales and marketing dollars and our manpower focus to this market space. Work to further expand existing prime contractor relationships and broaden the awareness of our product offerings in the aerospace and defense community.

Fourth, identify forward-looking network communications market growth opportunities that we can meaningfully pursue with our own end product solutions – thereby further leveraging our core technology assets.

There are identifiable risks associated with the Company’s strategy in the current economic climate. While management believes that the signaling, aerospace and defense are growing markets over the long term, the application developers and original equipment manufacturers markets for communications products are experiencing challenging economic conditions which are impacting business prospects. Management expects to realize measurable progress on its strategic initiatives for 2009. However, based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful financial performance will be very difficult.

Market Overview

The Company’s business addresses one industry segment - Communications - and globally targets two primary vertical markets for its communications products, namely telecommunications and aerospace and defense. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our OEM and application-ready systems products are primarily dependent on broad, multi-year deployments of next-generation telecommunications infrastructure. Telecommunications market revenues generated from end solutions, such as our signaling products, are governed by investments necessary to support existing and evolving service demands such as the ongoing worldwide explosive growth in text messaging. Sales into the aerospace and defense market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.

The Company is focused on the development and sale of higher margin products. Compared to the traditional OEM telecommunications equipment market we serve, our gross margins are higher and the sales cycles are shorter for both the aerospace and defense and signaling product markets.

There is little doubt that the economic climate in 2009 will be very challenging for the Company. Although market interest and activity related to our product portfolio remains strong, actual sales visibility is at an all time low. In light of these conditions, staffing reductions were initiated in January 2009 to further reduce our expense levels. Despite the necessity for these expense control measures, we remain dedicated to continuing our strategic programs, which are expected to generate long-term profitable growth.

Products

Performance Technologies’ product portfolio includes the SEGway suite of Signaling (SS7/SIP) Transfer Points, Signaling Gateways and Bridges, and our IPnexus family of COTS-based application ready systems, WAN gateways, and multi-protocol communications servers. These products are built on the Company’s own U.S. manufactured hardware combined with the Company’s NexusWare® Carrier Grade Linux® operating system and software development environment.

SEGway Signaling Products: The Company's SEGway Signaling products, which are built on our IPnexus systems, provide a full suite of signaling solutions that seamlessly operate in both circuit-switched and IP-based networks to address the signaling needs of wireless and wireline carriers and service providers.

Deployed for over ten years, our SEGway product line has grown to include Signal Transfer Points (STPs), scalable Signaling Gateways, IP-Edge and SS7 over IP transport solutions. Our approach has been to offer cost effective, flexible signaling solutions which enable the utilization of IP networks, thus enabling carriers and service providers to lower operating costs associated with traditional signaling solutions.

In order to continue growth and increase available market size, the Company continues to invest in innovative new capabilities and features for its SEGway product line. Recently the Company announced a tripling of the capacities of its largest SEGway signaling solution and introduced a SIP Signaling Bridge product that provides transparent interconnection of legacy signaling network infrastructure and next generation SIP (IP-based) signaling architectures.

IPnexus family of communications systems: The Company markets a line of IP-based systems under the trade name IPnexus. Today, this product line provides remotely manageable, IP-centric network elements specifically engineered for high availability, scalability, and long life cycle deployments. These products are built on our own U.S. manufactured hardware combined with the Company’s NexusWare Carrier Grade Linux operating system and software development environment plus a broad suite of communications protocols and high availability middleware.

The IPnexus product family leverages the Company’s field proven systems, software and hardware technologies. The tight integrated combination of these technologies results in measurable benefits to our customers through development risk mitigation and substantially accelerated time-to-market metrics. Furthermore, the IPnexus product line is built upon a fundamental premise of long life-cycle deployment that is fully supported by the Company, as opposed to offerings from some of our competitive suppliers.

Sales, Marketing and Distribution

The Company markets its products worldwide to a variety of customers through its direct sales force and various channels including OEMs, Value Added Resellers (VARs), distributors and systems integrators. The majority of the Company's business is sold through the Company's direct sales force.

Due to the highly technical nature of the Company's products, it is essential that the Company's salespeople are technically oriented and are knowledgeable in the communications, networking and embedded systems fields. To supplement its sales force, the Company has customer engineers who assist prospective customers in determining if the Company’s products will meet their requirements.

At year end 2008, the Company had a total of 52 sales, marketing and sales support personnel located in various U.S. offices including: Rochester, New York; San Diego, San Luis Obispo and San Jose, California; Raleigh, North Carolina; Chicago, Illinois; Dallas, Texas; and internationally in Shanghai, China and London, England. To properly penetrate its target markets, the Company has separate sales and marketing organizations for its SEGway suite of Signaling products and its IPnexus family of systems products. During 2008, the Company continued to increase its sales and marketing staffing for its SEGway Signaling products in order to enable greater market penetration for these products. In addition, a number of new independent sales representatives and agents covering selected geographic areas in the United States and internationally were added.

The Company executes various ongoing marketing strategies designed to attract new customers and to stimulate additional business with existing customers. These strategies include web-based activities, technology seminars, direct mail and email campaigns, telemarketing, active participation in technical standards groups, participation in regional, national and international trade shows, placement of selected trade press advertisements and the authoring of technical articles.

Sales to customers outside of the United States represented 60%, 48% and 49% of the Company's revenue in 2008, 2007 and 2006, respectively. In 2008 and 2007, export shipments to the United Kingdom represented 18% and 13% of sales, respectively. International sales are subject to risks of import and export controls, transportation delays and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars.

Customers

The Company has approximately 150 customers worldwide in the telecommunications and aerospace and defense markets. Many of the Company’s major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Israel, South America and Asia. In 2008, the Company’s two largest customers, Data Connection Limited and Alcatel-Lucent, represented 17% and 11% of sales, respectively. In 2008, the Company’s four largest customers (Data Connection, Alcatel-Lucent, Alltel Communications and Bakcell Ltd.) together represented 40% of the Company’s sales. In 2007, the Company’s two largest customers, Data Connection and Alcatel-Lucent, represented 11% and 10% of sales, respectively. In 2007, the Company’s four largest customers (Data Connection, Alcatel-Lucent, Alltel Communications and Motorola) together represented 34% of the Company’s sales. In 2006, the Company’s two largest customers, Alcatel-Lucent and Data Connection, represented 18% and 12% of sales, respectively. (The 2006 percentages have been adjusted to give effect to the 2006 merger of Alcatel and Lucent Technologies, Inc.).

In 2008, approximately 83% of the Company’s revenue came from the telecommunications industry, 12% from aerospace and defense, and 5% from other markets.

Signaling Systems Products Customers: Announced customers for our SEGway Signaling products include Alcatel-Lucent, Alltel Communications, Bakcell Ltd., Comfone, Elephant Talk, Ericsson, GeoLink, Leap Wireless, Pocket Communications, Primus Telecommunications, Siemens, Telefonica Moviles Espana, Tata Communications (formerly Teleglobe) and VeriSign.

IPnexus Systems Products Customers: Announced customers for our IPnexus Systems products include: Alcatel-Lucent, AudioCodes, Data Connection, FAA, General Dynamics, Hewlett Packard, Lockheed Martin, Motorola, Nokia Siemens, Northrup Grumman, Raytheon, Rockwell Collins, Sun Microsystems, Stratus and Vados Systems.

The loss of one or more of our larger customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

Backlog

The scheduled backlog of orders amounted to $4.3 million and $5.2 million at February 2, 2009 and February 1, 2008, respectively. Backlog amounts for 2009 are expected to be shipped prior to the end of the year. Orders are subject to postponement of delivery or cancellation in the normal course of business. A substantial portion of the Company’s revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter. Due to the global economic climate, forward-looking visibility on customer orders is at an all-time low. (See Management's Discussion & Analysis included elsewhere in this report).

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

If the products that we produce in the future do not comply with a country’s laws relating to the protection of the environment, we would be unable to sell our products into those markets and our operating results would be harmed.

Competition

For its SEGway Signaling products, the Company focuses its engineering on products that use Internet Protocol (IP) to carry signaling traffic. The Company’s SEGway Signaling products currently compete with products from Alcatel-Lucent, Nortel, Tekelec, Hewlett Packard, Cisco Systems, Huawei, Ericsson, and Adax Incorporated.

Embedded purpose-built computer systems are either based on proprietary technology or are based on open standards. The Company’s IPnexus systems products are standards-based, which is the smaller portion of this market. A key differentiating factor of the Company’s IPnexus systems products is the Company’s internally developed NexusWare Carrier Grade Linux operating system and software development environment. We believe this is a key competitive advantage in our marketplace because many of the Company’s competitors provide third party operating systems with their products.

The OEM communications equipment market is characterized by rapid technological change and frequent introduction of products based on new technologies. Competitive factors in this market include price, product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios. The Company’s IPnexus systems products compete in certain standards-based markets, specifically AdvancedMC/µTCA and CompactPCI 2.16.

Competitors providing some level of systems offerings include Emerson Network, Radisys, GE Fanuc, Continuous Computing and Kontron. Management believes that its capability to deliver fully integrated, system level solutions with NexusWare is a key differentiating factor for its products.

We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that the competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

Research and Development

The Company's research and development expenses were approximately $9.0 million, $9.9 million and $11.0 million in 2008, 2007, and 2006, respectively, and were net of capitalized software development costs of $2.1 million, $2.1 million and $1.8 million, respectively. These expenses consist primarily of personnel costs, material consumed in developing and designing new products, and amounts expended for software licenses/tools. The Company expects to continue to invest heavily in research and development in order to create innovative next-generation products and maintain competitive advantages in the communications markets we serve.

The Company has significant core competencies associated with advanced network communications and control solutions. The Company provides remotely manageable, IP-centric network elements specifically engineered for high availability, scalability, and long life cycle deployments. Its products are built upon our own U.S. manufactured hardware combined with the Company’s NexusWare Carrier Grade Linux operating system and software development environment plus a broad suite of communications protocols and high availability middleware.

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

Suppliers

In a fast-paced technology environment, product life cycles generally extend for two to four years. The obsolescence by manufacturers of individual electronic components used by the Company is occurring more rapidly than ever before. In addition, industry consolidation is resulting in fewer manufacturers offering electronic components. In many situations, the Company is utilizing sole or limited source components on its products. The Company obtains components on a purchase order basis and generally does not have long-term contracts with its suppliers. The Company does not have a large total procurement budget in relation to the overall market which results in a continuous challenge for the Company to obtain adequate supplies of components, even compared to a number of years ago. Lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when components are not available has become a challenging factor in several cases.

There can be no assurance that future supplies will be adequate for our needs or will be available on prices and terms acceptable to us. Our inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments; and increased component prices could negatively affect our gross margins, either of which would have a material adverse effect on our revenue and operating results.

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

Employees

As of December 31, 2008, the Company had 223 full-time, five part-time and contract employees, and two engineering cooperative education students. Management believes its relations with its employees are generally good. The Company's employees are not subject to collective bargaining agreements.

The Company’s full-time employees work in the following areas:
Research and Development	89
Sales and Marketing	52
Manufacturing	63
General and Administrative	19
Total	223

Management believes that the Company's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A – Risk Factors

Our Global Growth is Subject to a Number of Economic Risks

Our revenue and profitability depend on the overall demand for our products and related services and the success of implementation of our strategy. As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in investment valuations, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.

Our global business is also adversely affected by decreases in the general level of economic activity, such as decreased capital expenditures by telecommunications service providers, decreases in general business and consumer spending, and government procurement. Many carriers/service providers have been cautious of making investments in infrastructure during difficult economic times, which customarily results in reduced budgets and spending. This can impact us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Pound Sterling, the Canadian Dollar and other currencies also has the effect of making our products more costly for foreign customers and can adversely affect our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, and are unable to fully anticipate the effect that the current economic conditions will have on our business.

If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is generally characterized by rapid technological change and frequent introduction of products based on new technologies. Additionally, application of our IPnexus family of COTS-based application ready systems, especially as targeted at the telecommunications industry, is volatile as the effects of new technologies, new standards, and new products contribute to changes in the market and the performance of industry participants. Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that meet customer requirements and comply with industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results. Further, current technologies may become obsolete before being replaced by new technologies, which would have a material adverse effect on our revenue and operating results.

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

Our earnings would decline if our goodwill becomes impaired.

As a result of purchase accounting for our acquisitions, we have a recorded balance of $4.1 million of goodwill as of December 31, 2008. Our goodwill is not amortized but is tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value. As of December 31, 2008, our book value was $4.77 per share of outstanding common stock and the closing trading price of our common stock was $3.34 per share. The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. The fair value of our single reporting unit is determined based on a combination of the fair market value of our outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies. The results of the annual impairment test performed as of December 31, 2008 indicated the fair value of the reporting unit exceeded its carrying value. If the per share fair value of our single reporting unit, as determined by our annual impairment test, were less than the book value per share on December 31, 2008, our goodwill would have been impaired.

Our goodwill may also need to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value. Should actual results differ materially from those projected, it may become necessary to record an impairment charge against some or all of the carrying value of goodwill. The current economic downturn has negatively impacted many of the inputs and assumptions we used in our goodwill impairment valuation. If market and economic conditions deteriorate further, this would increase the likelihood of future non-cash impairment charges related to the carrying value of goodwill.

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

Because of the existence of an extremely large number of patents in the communications industry and the rapid rate of new patents granted or new standards or new technology developed, we may have to obtain technology licenses from others. We do not know whether these third party technology licenses will be available to us on commercially reasonable terms. The loss of, or inability to obtain, any of these technology licenses could result in delays or reductions in our product shipments. Any such delays or reductions in product shipments would have a material adverse effect on our revenue and operating results. Furthermore, although we believe that our products do not intentionally infringe on the proprietary rights of third parties, we cannot assure that infringement claims will not be asserted, resulting in costly litigation in which we may not ultimately prevail. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and requires us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which would have a material adverse effect on our revenue and operating results.

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

ITEM 1B – Unresolved Staff Comments None.

ITEM 2 - Properties

The Company’s corporate headquarters is located in 57,000 square feet of leased office and manufacturing space in Rochester, New York. This lease expires in 2012. Corporate headquarters includes the executive offices, along with sales, marketing, engineering and manufacturing operations. There is sufficient space for growth in this facility and it is capable of accommodating a variety of expansion options. The Company owns land adjacent to this facility to accommodate future expansion. The Company has a center for engineering excellence located in 8,600 square feet of office space in San Luis Obispo, California and this lease expires in August 2010. The Company also leases sales and engineering office space in San Diego, California under a lease which expires in November 2010. The Company’s Signaling Systems Group is located in 16,000 square feet of office space located in Kanata Ontario (Canada), a suburb of Ottawa. This lease expires in October 2011.

In addition, the Company leases sales/marketing offices in Connecticut and the United Kingdom.

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

No matters were submitted to a vote of security holders during the fourth quarter 2008.

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

2008	High	Low
First Quarter	$5.50	$4.38
Second Quarter	5.97	4.46
Third Quarter	5.41	4.38
Fourth Quarter	$4.30	$3.11
2007
First Quarter	$6.26	$4.96
Second Quarter	5.14	4.39
Third Quarter	5.31	4.45
Fourth Quarter	$5.90	$4.52

Stock Performance Graph

The following graph compares the cumulative total return of our Common Stock at the end of each calendar year since December 31, 2003 to the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Manufacturer Index. The stock performance shown in the graph below is not intended to forecast or be indicative of future performance.

As of February 26, 2009, there were 179 stockholders of record of the Company's common stock.

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

ITEM 5C - Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. In July 2007, this program was extended through July 2008, at which time the program expired. Repurchased shares were to be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 226,880 shares during the first half of 2008 for an aggregate purchase price of $1,063,000.

On October 23, 2008, the Board of Directors authorized a new plan to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's common stock may be repurchased through open market or private transactions, including block purchases, and such shares will be used for the Company’s stock option plan, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 397,000 shares during the fourth quarter of 2008 for an aggregate purchase price of $1,279,000.

The following table sets forth information regarding fourth quarter 2008 purchases of common stock under the Company’s October 2008 Stock Repurchase Program:

			Cumulative
			total
			number of	Approximate dollar value of shares that may yet be purchased under the plan
			shares
			purchased
	Total	Average price paid per share	as part of
	number of		publicly
	shares		announced
Period	purchased		plan

October 1 – 31	-	$-	-	$10,000,000
November 1 – 30	397,000	3.22	397,000	8,721,000
December 1 – 31	-	-	397,000	8,721,000

ITEM 6 - Selected Financial Data

(in thousands, except per share amounts)

The following selected financial data are derived from our consolidated financial statements:

For the Year Ended December 31:	2008	2007	2006	2005	2004
Sales	$40,517	$40,319	$48,405	$49,633	$53,489
Net income	1,663	1,814	1,483	3,045	2,780
Basic earnings per share:
Net income	$0.14	$0.14	$0.11	$0.24	$0.22
Weighted average common shares	11,601	12,581	13,202	12,885	12,720
Diluted earnings per share:
Net income	$0.14	$0.14	$0.11	$0.23	$0.21
Weight average common and
common equivalent shares	11,611	12,626	13,344	13,167	13,219

At December 31:	2008	2007	2006	2005	2004
Working capital	$41,220	$40,307	$47,700	$46,848	$41,637
Total assets	$59,318	$59,520	$64,261	$62,943	$57,011
Total stockholders' equity	$53,447	$52,896	$58,267	$55,287	$50,421

See “Financial Overview” of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in ITEM 1A of this Form 10-K. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These risks and uncertainties include, among other factors, business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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
  Stock-Based Compensation
  Restructuring Costs
  Investments
  Carrying value of Goodwill

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

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are charged to expense as research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, using the straight-line method or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If the technological feasibility for a particular project is judged not to have been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to cost of goods sold, as applicable. The accounting estimate related to software development costs is considered a “critical accounting estimate” because judgment is exercised in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Judgment is exercised within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

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

Finally, the recorded value of the Company’s deferred tax assets is dependent upon the Company’s ability to generate future taxable income in the jurisdictions in which the Company operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $7 million in order to fully realize the value of the Company's deferred tax assets.  Of this amount, approximately $650,000 of capital gains must be realized in 2009 or 2010 in order to fully realize the recorded balance of deferred tax assets relating to capital loss carryforwards.  If the Company were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

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

Carrying Value of Goodwill: Tests for impairments of goodwill are conducted annually, at year end, or more frequently if circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step method for determining goodwill impairment where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. An impairment loss is then recognized to the extent that the goodwill’s carrying amount exceeds its fair value. The Company is considered to consist of being only one reporting unit.

The quoted market capitalization of the Company was less than the Company’s book value at December 31, 2008. The Company used a discounted cash flow valuation model applied to a five-year projection of future cash flows in its evaluation of goodwill. This cash flow valuation model necessarily involves considerable judgment in the estimation of inputs and assumptions used in this cash flow valuation model. The accounting estimate related to impairment of goodwill is considered a "critical accounting estimate" because these impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors that impact estimated future cash flows and the estimated implied fair value of the Company.

Should actual results differ materially from those projected, it may become necessary to record an impairment against some or all of the carrying value of goodwill. The current economic downturn has negatively impacted many of these inputs and assumptions. If market and economic conditions deteriorate further, this would increase the likelihood of future non-cash impairment charges related to the carrying value of goodwill.

Key Performance Indicators

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is at an all time low. Most of our embedded systems customers are placing orders for product only when they have orders in hand from their customers. Total shipments to customers in 2008 amounted to $40.5 million, compared to $40.3 million in 2007. This slight increase in revenue was attributable to higher shipments of products to the Company’s two largest customers, Data Connection Limited and Alcatel-Lucent, and higher signaling shipments, offset primarily by lower shipments to our traditional OEM telecommunications customers. As a result of increased product demand from their customers in 2008, our shipments to Data Connection Limited increased by $2.4 million and our shipments to Alcatel-Lucent increased by $.4 million.

Overview

The Company is a global supplier of advanced network communications and control solutions to end users, application developers and original equipment manufacturers that serve mission critical telecommunications, aerospace and defense markets.

Performance Technologies is a Delaware corporation and since its founding in 1981 it has supplied standards-based products and solutions to its customers. The Company’s product portfolio includes the SEGway suite of Signaling (SS7/SIP) Transfer Points, Signaling Gateways and Bridges, and its IPnexus family of COTS-based application ready systems, WAN gateways, and multi-protocol communications servers. The Company maximizes the value proposition of its products by leveraging its field proven systems, software and hardware technologies developed over a twenty-eight year record of demonstrated innovation. Management believes the tight integrated combination of these technologies results in measurable benefits to its customers.

The Company’s business addresses one industry segment - Communications - and globally targets two primary vertical markets for its communications products, namely telecommunications and aerospace and defense. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our OEM and application-ready systems products are primarily dependent on broad, multi-year deployments of next-generation telecommunications infrastructure. Telecommunications market revenues generated from end solutions, such as our signaling products, are governed by investments necessary to support existing and evolving service demands such as the ongoing worldwide explosive growth in text messaging. Sales into the aerospace and defense market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.

Compared to the traditional OEM telecommunications equipment market we serve, gross margins are higher and the sales cycles are shorter for both the aerospace and defense and signaling product markets.

Industry Overview

The telecommunications market is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our OEM and application-ready systems products are primarily dependent on broad, multi-year deployments of next-generation telecommunications infrastructure. While this market was very challenging throughout 2008, it began deteriorating rapidly during the third quarter as customers made decisions to preserve cash, rather than to invest in their network infrastructure.

Telecommunications market revenues generated from end solutions are governed by investments necessary to support existing and evolving service demands. SEGway Signaling product revenues grew in 2008 as the ongoing worldwide explosive growth in text messaging put pressure on carriers and service providers to build infrastructure to support the higher volumes and the cost attributes of IP networks became more enticing.

Sales into the aerospace and defense market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. Aerospace and defense shipments are subject to project deployment schedules and are not often consistent from quarter to quarter. While our aerospace and defense shipments declined somewhat in 2008, compared to 2007, we believe there are an increasing number of project opportunities for our products and management expects to add additional sales and marketing focus to this area in 2009.

There is little doubt that the economic climate in 2009 will be very challenging for the Company. Although market interest and activity related to our product portfolio remains strong, actual sales visibility is at an all time low. In light of these conditions, staffing reductions were initiated in January 2009 to further reduce our expense levels. This measure, which is expected to result in a $.45 million restructuring charge in the first quarter 2009, reduces the Company’s annual expense level by approximately $1 million. Despite the necessity for these expense control measures, we remain dedicated to continuing our strategic programs, which are expected to generate long-term growth.

Please refer to PART 1, ITEM 1, under the caption “Business,” for further discussion of the industry, markets and economic environment.

Strategy

The Company’s strategy is to maximize the value proposition of its products by leveraging its field proven systems, software and hardware technologies. Management believes the tight integrated combination of these technologies results in measurable benefits to its customers through compelling development risk mitigation and substantially accelerated time-to-market metrics.

Management is proceeding with multi-faceted initiatives to construct a solid foundation for long-term profitable growth. These efforts are directed at niches within the communications market including signaling, aerospace and defense.

There are identifiable risks associated with the Company’s strategy in the current economic climate. While management believes that the signaling, aerospace and defense are growing markets, the application developers and original equipment manufacturers markets for communications products are experiencing challenging economic conditions which are impacting business prospects. Management expects to realize measurable progress on its strategic initiatives for 2009. However, based on the current economic environment, management believes that realizing meaningful financial performance will be very difficult.

Please refer to PART 1, ITEM 1, under the caption “Business,” for further information regarding the Company’s “Strategy.”

Financial Overview Revenue:

Revenue for 2008 amounted to $40.5 million, compared to $40.3 million in 2007. This slight increase in revenue was attributable to higher shipments of products to the Company’s two largest customers, Data Connection Limited and Alcatel-Lucent, and higher signaling shipments, offset primarily by lower shipments to our traditional OEM telecommunications customers. As a result of increased product demand from their customers in 2008, our shipments to Data Connection Limited increased by $2.4 million and our shipments to Alcatel-Lucent increased by $.4 million.

Shipments to customers outside of the United States represented 60% and 48% of sales in 2008 and 2007, respectively. The increase in shipments to customers outside of the United States was principally due to higher shipments to Data Connection Limited. Data Connections is an OEM and during 2008, they experienced greater customer demand for their products that incorporate our IPnexus systems. Shipments to the United Kingdom represented 18% and 13% of the Company’s total sales in 2008 and 2007, respectively.

Earnings:

Net income in 2008 amounted to $1.7 million, or $.14 per diluted share, based on 11.6 million shares outstanding and included:

  Stock compensation expense of $.6 million, or $.03 per share;
  Unsuccessful acquisition expenses of $.2 million, or $.02 per share;
  A discrete income tax benefit of $.4 million, or $.03 per share.

Net income in 2007 amounted to $1.8 million, or $.14 per diluted share, based on 12.6 million shares outstanding and included:

  Stock compensation expense of $.7 million, or $.04 per share;
  Write-offs of software development costs amounting to $.5 million, or $.03 per share;
  Restructuring charges of $.4 million, or $.02 per share, representing adjustments to estimated lease costs pertaining to 2006 restructuring activities;
  A gain on sale of an investment of $.3 million, or $.02 per share;
  A recovery on a note receivable of $.5 million, or $.03 per share; and
  Net discrete income tax provision items amounting to $.1 million, or $.01 per share.

The 2008 decrease in weighted average shares outstanding is attributable to the Company’s stock repurchase programs, under which .6 million shares were repurchased during 2008.

Cash:

Cash, cash equivalents and investments amounted to $33.5 million and $32.2 million at December 31, 2008 and 2007, respectively, and no long-term debt existed at either date. The increase in cash in 2008 was due primarily to cash provided from operating activities, which amounted to $5.7 million, offset by repurchases of common stock, which amounted to $2.3 million; and capitalized software development costs and equipment acquisitions which together amounted to $2.7 million.

Cash generated from operating activities amounted to $5.7 million and $7.7 million in 2008 and 2007, respectively. The year-over-year decrease in cash generated from operating activities amounted to $2.0 million and is primarily attributable to lower net income in the comparative years, a smaller decrease in accounts receivable (a decrease of $1.3 million in 2008 as compared to a decrease of $1.6 million in 2007), an increase in inventory of $.5 million in 2008 (as compared to a decrease of $.9 million in 2007), and a decrease in accounts payable and accrued expenses of $.3 million in 2008 (as compared to an increase of $.1 million in 2007), offset by $.7 million of net income tax refunds received in 2008.

Restructuring Activities:

Restructuring charges in 2007 principally related to charges for the change in estimated future cash flows from sub-leasing the former San Luis Obispo engineering center and an agreement at year-end to buy out the remaining lease term for this facility, for which the future lease payments were previously accrued in 2006. The consideration for the early termination of this lease amounted to $.5 million, which was paid in January 2008.

In January, 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. This action is expected to yield annual operating expense savings in excess of $1.0 million. In connection with this reduction, the Company expects to incur first quarter 2009 pre-tax restructuring charges of approximately $.45 million, primarily for employee-related costs. Substantially all of these charges will result in cash expenditures.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, which has been included as an aid to understanding the Company's results and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of goods sold	43.7%	46.0%	51.3%
Software capitalization write-offs in 2008 and 2007, and non-RoHS
Inventory charge in 2006	0.2%	1.3%	1.7%
Gross profit	56.1%	52.7%	47.0%

Operating expenses:
Selling and marketing	20.4%	16.9%	12.2%
Research and development	22.3%	24.4%	22.8%
General and administrative	11.7%	12.0%	11.0%
Unsuccessful acquisition expenses	0.5%
Restructuring charges		1.0%	3.7%
Total operating expenses	54.9%	54.3%	49.7%
Income (loss) from operations	1.2%	(1.6%)	(2.7%)

Other income, net	2.4%	5.2%	3.2%
Gain on sale of investment		0.8%
Note receivable recoveries (valuation charge)		0.4%	(0.1%)
Income before income taxes	3.6%	4.8%	0.4%
Income tax (benefit) provision	(0.5%)	0.3%	(2.7%)
Net income	4.1%	4.5%	3.1%

Year Ended December 31, 2008 compared with the Year Ended December 31, 2007

Sales. Total revenue for 2008 amounted to $40.5 million, compared to $40.3 million for 2007. Historically, the Company’s products are grouped into three distinct categories in one market segment: Communications (network access, signaling and voice) products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2008	2007
Communications	57%	57%
Computing	28%	28%
Switching	15%	15%
Total	100%	100%

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. The Company’s SEGway signaling products, which are built on our IPnexus systems, provide a full suite of signaling solutions that seamlessly bridge between circuit-switched networks and the growing “IP-based” networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $23.2 million and $23.3 million in 2008 and 2007, respectively. This decrease in revenue of $0.1 million, or 1%, resulted from decreases in sales of network access and voice products which were nearly offset by increases in SEGway signaling product shipments.

Computing products:

Computing products include IPnexus systems, a range of single board compute elements and associated chassis management products.

Computing products revenue totaled $11.5 million and $11.1 million in 2008 and 2007, respectively. The increase in revenue of $.4 million, or 3%, was primarily attributable to an increase in shipments to Data Connection amounting to $2.4 million, partially offset by a $2.2 million decrease in shipments to four other customers. Lower shipments to these customers were primarily attributable to weaker demand in these customers’ end markets.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for IPnexus systems and competing platforms.

Switch revenue totaled $5.9 million in both 2008 and 2007, as the Company’s switch customers’ demand stabilized in 2008 after significant declines in prior years. Switch sales to Alcatel-Lucent increased by $.4 million in 2008, compared to 2007, and this increase was partially offset by a decrease in shipments to one other telecommunications customer.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function, and totaled $22.8 million and $21.3 million in 2008 and 2007, respectively. Gross margin was 56.1% and 52.7% of sales for 2008 and 2007, respectively. Gross margin rose in 2008 due to improved product mix and purchasing initiatives which resulted in lower material costs. In 2008 and 2007, charges amounting to $.1 million and $.5 million, respectively, (1.3% of sales in 2007), were recorded to write off certain software development costs relating to new products which had not reached commercial general release and were discontinued. Also included in cost of goods sold is the amortization of software development costs which totaled $1.6 million and $1.9 million in 2008 and 2007, respectively.

Total Operating Expenses. Total operating expenses in 2008 amounted to $22.3 million including expenses associated with an unsuccessful acquisition of $.2 million and stock compensation expense amounting to $.6 million. Total operating expenses in 2007 amounted to $21.9 million, including restructuring charges amounting to $.4 million and stock compensation expense amounting to $.7 million. Total operating expenses were 54.9% and 54.3% of sales for 2008 and 2007, respectively.

Selling and marketing expenses were $8.3 million and $6.8 million in 2008 and 2007, respectively. This increase of $1.5 million, or 22%, was the result of continued strategic initiatives begun in 2007 to expand the Signaling Systems sales and marketing organization, as well as increases in trade show expenditures.

Research and development expenses were $9.0 million and $9.9 million in 2008 and 2007, respectively. The Company capitalizes certain software development costs, which reduces the amount charged to research and development expenses. Amounts capitalized were $2.1 million in both 2008 and 2007. Gross research and development expenditures decreased $.9 million, or 7% in 2008, which was primarily attributable to the intentional reduction in hardware design and software development expenditures in the Company’s U.S. engineering centers, and the fourth quarter 2008 effect of the substantially weaker Canadian dollar and its effect on the cost of our Signaling Systems engineering group in Kanata, Ontario, offset partially by the hiring of additional personnel in our Kanata group.

General and administrative expenses totaled $4.7 million and $4.8 million for 2008 and 2007, respectively. The decrease in expenses was primarily related to lower corporate and audit costs.

The Company incurred $.2 million of legal, investment banking, and due diligence costs associated with the unsuccessful acquisition of another company. These costs were charged to expense when negotiations for the acquisition were ended.

Restructuring charges amounted to $.4 million in 2007 and principally relate to charges for a change in estimated future cash flows from sub-leasing the former San Luis Obispo engineering center and an agreement at year end to buy out the remaining lease term for this facility. The consideration for the early termination of this lease amounted to $.5 million, which was paid in January 2008.

A summary of the activity with respect to the 2008 and 2007 restructuring activity is as follows (amounts in millions):

	Number		Lease
	of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2007	-	$-	$.5	$.5
2007 restructuring charges	-	-	.4	.4
2007 utilization	-	-	(.4)	(.4)
Balance at December 31, 2007	-	-	0.5	0.5
2008 utilization	-	-	(.5)	(.5)
Balance at December 31, 2008	-	$-	$-	$-

All utilization amounts in 2008 and 2007 represent cash payments.

Assessment of Carrying Value of Goodwill. The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both December 31, 2008 and 2007, goodwill totaled $4.1 million, representing 7% of total assets at both dates. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined using many factors, including the Company’s stock price and market capitalization, future business plans and projected earnings and cash flows. The Company’s determination is made using a discounted cash flow analysis and management’s projections of future cash flows, as well as using an analysis of control and liquidity premiums applied to the Company’s stock price. The results of the annual impairment tests performed as of December 31, 2008, 2007 and 2006 indicated the fair value of the reporting unit exceeded its carrying value. If the per share fair value of our single reporting unit, as determined by our annual impairment test, was less than the book value per share on December 31, 2008, our goodwill would have been impaired.

Our goodwill may also need to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value. Should actual results differ materially from those projected, it may become necessary to record an impairment charge against some or all of the carrying value of goodwill. The current economic downturn has negatively impacted many of these inputs and assumptions. If market and economic conditions deteriorate further, this would increase the likelihood of future non-cash impairment charges related to the carrying value of goodwill.

Other Income, net. Other income consists primarily of interest income and totaled $1.0 million in 2008, compared to $2.1 million in 2007. This decrease was due to a sharp decline in the yields the Company earned on its investments, resulting from lower interest rates in general and the Company’s decision to invest in lower-risk investment securities. As of December 31, 2008, the Company’s funds are primarily invested in government-backed money market funds. At December 31, 2008, the Company owns one auction rate municipal security for which the periodic auctions have failed since February 2008. In November 2008, the Company entered into an agreement with the brokerage firm that sold this investment to the Company. This agreement provides the Company a put option which, if exercised, requires the brokerage firm to purchase the investment from the Company at its par value of $2.45 million. The Company exercised this option and the brokerage firm purchased this investment from the Company at its full par value in January 2009.

Interest income in 2007 also included $.4 million related to a note receivable from Allworx Corporation (see page 32).

Gain on sale of investment. 2007 results included a gain on sale of an investment in Allworx preferred stock which amounted to $.3 million, which did not recur in 2008 (see page 32).

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, and tax-exempt interest income.

For 2008, the income tax benefit amounted to $.2 million, which included income tax benefits of $.3 million for the aforementioned credits, a discrete income tax benefit of $.4 million relating to the release of a reserve for income tax uncertainties, offset partially by the income tax on the Company’s pre-tax income at statutory rates.

For 2007, the income tax provision amounted to $.1 million, which included income tax benefits of $.5 million for the aforementioned credits, a net benefit from discrete income tax benefit items of $.3 million relating to the release of reserves for income tax uncertainties and a $.2 million provision associated with a change in the Company’s tax rate used in computing net deferred tax assets.

Stock compensation expense. Cost of goods sold and operating expenses include stock compensation expense which totaled $569,000, $678,000 and $532,000 in 2008, 2007, and 2006, respectively.

During 2007, stock options to purchase 127,500 shares of common stock were granted that will vest only upon the attainment of an earnings-per-share target of $.40 in 2007, 2008 or 2009. Through the third quarter 2008, stock compensation expense had been recorded in relation to these options as management had believed that achievement of the stated per-share earnings target was probable. During the fourth quarter 2008, management changed this assessment and no longer believes that attainment of the stated per-share earnings target is probable. As such, the previously recorded expense relating to this option grant in the amount of $139,000 was reversed during the fourth quarter 2008.

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

Communications products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. Many of the Company’s SEGway signaling products, which are built on our IPnexus systems, provide a full suite of signaling solutions that seamlessly bridge between circuit switched networks and the growing “IP-based” networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $23.3 million and $23.5 million in 2007 and 2006, respectively. This decrease in revenue of $0.2 million, or 1%, resulted from decreases in sales of network access and voice products which were nearly offset by increases in SEGway signaling product sales.

Computing products:

Computing products include IPnexus systems, a range of single board compute elements and associated chassis management products.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, our primary sources of liquidity are cash, cash equivalents and investments, which together totaled $33.5 million. The Company had working capital of $41.2 million and $40.3 million at December 31, 2008 and 2007, respectively. The increase in cash is primarily the result of cash provided by operations, less capital expenditures, capitalized software development costs and Company repurchases of shares of its common stock.

Cash provided by operating activities amounted to $5.7 million in 2008. This amount included net income of $1.7 million, depreciation and amortization charges of $2.3 million, stock-based compensation expense of $.6 million and a decrease in net deferred tax assets of $.6 million. The decrease in net deferred tax assets relates primarily to amended tax returns to claim income tax refunds. Cash provided by operations also included changes in working capital comprised of a decrease in accounts receivable of $1.3 million, offset partially by an increase in inventory of $.5 million and a decrease in accounts payable and accrued expenses of $.3 million. The decrease in accounts receivable was principally due to lower fourth quarter sales in 2008, than in 2007. The increase in inventory is primarily related to management’s effort to have inventory availability to meet last minute customer demand and to sales falling short of the build plan in the fourth quarter 2008. Accounts payable decreased primarily due to lower component purchases during the last month of 2008.

Cash provided by investing activities during 2008 totaled $9.7 million and resulted from a net decrease in investments of $12.4 million, as the Company shifted its investment strategy toward investing in high-quality, lower risk money market funds. The change in investments was partially offset by capital asset purchases of $.6 million and capitalization of software development costs amounting to $2.1 million.

Cash used by financing activities for 2008 amounted to $1.8 million primarily resulting from the Company’s repurchase of common stock, which totaled $2.3 million, offset by cash proceeds from the exercise of stock options, which totaled $.6 million.

The Company had investments of $4.2 million and $16.7 million as of December 31, 2008 and 2007, respectively. The decline was due to management’s decision in early 2008 to lower the Company’s investment exposure by selling these investments and moving to money market funds. As of December 31, 2007, all of the Company’s investments were invested in auction rate municipal securities rated AAA by a major credit rating agency. During January and February 2008, the Company successfully sold all but one of its auction rate municipal securities prior to the February collapse of the auction rate securities market. Because the periodic auctions for this security failed in February and throughout the remainder of 2008, the Company still held this investment, which has a par value of $2.45 million at December 31, 2008. In November 2008, the Company entered into an agreement with the brokerage firm that sold this security to the Company. This agreement provided the Company a put option which, if exercised, requires the brokerage firm to purchase the security from the Company at its par value of $2.45 million. The Company exercised this option and the brokerage firm purchased the security at par in January 2009.

Off-Balance Sheet Arrangements:

The Company had no off-balance sheet arrangements during 2008.

Contractual Obligations:

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays annual rent which amounts to $768,000, with pre-established adjustments each year.

The Company leases a facility in San Luis Obispo, California under a two-year lease which expires in August 2010. This lease contains options for an additional two year renewal period. Rent payments under this lease amount to approximately $130,000 annually. Effective December 31, 2007, the Company terminated its lease for its former San Luis Obispo property and paid $.5 million in connection with that termination.

The Company leases office space in Kanata, Ontario, Canada. The term of this lease extends through October 2011. Rent payments under this lease amount to $194,000CDN annually (approximately $159,000USD at December 31, 2008), with annual inflationary adjustments.

The Company leases office space near London, England. The terms of this lease extend through March 2012 and require quarterly lease payments which amount to £27,000 annually (approximately $41,000USD at December 31, 2008).

For the lease agreements described above, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

The Company enters into purchase commitments during the normal course of its operations. Certain of these purchase commitments are non-cancelable. As of December 31, 2008, the Company’s non-cancelable purchase commitments expire through December 31, 2009. Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2008.

Future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments at December 31, 2008 are as follows:

		Payments Due by Period
		(in thousands)
			2010
			through
Contractual Obligations	Total	2009	2012
Operating leases	$3,517	$1,184	$2,333
Purchase commitments	1,281	1,281	-
Total	$4,798	$2,465	$2,333

The Company is not a party to any other significant contractual obligations.

Due to uncertainties regarding whether, and when, the Company’s tax returns may be examined by the applicable taxing authorities, and the uncertain possible outcomes of such examinations, if any, an estimate of the timing of payments related to uncertain tax positions and related interest cannot be made. See Note M, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s uncertain tax positions.

Current Position:

Assuming there is no significant change in the business, management believes that the Company’s current cash, cash equivalents and investments should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing to evaluate strategic acquisitions to accelerate the Company’s growth and market penetration efforts. These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources.

The Company decided not to renew its line of credit upon its expiration in December 2008 in order to eliminate the costs of maintaining this line. The Company had not previously drawn on this line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141(R) provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is required to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

The impact of the adoption of SFAS 141(R) on our consolidated financial position and results of operations will be dependent on the size and nature of business combinations, if any, completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS No. 160 requires the presentation of noncontrolling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statements of Income of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS No. 160 is effective as of January 1, 2009. The provisions of SFAS No. 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP will be adopted by the Company in the first quarter of fiscal year 2009, and is not expected to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting, and is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adoption of SFAS No. 161.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments. The Company believes its exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and consist primarily of money market funds and bank-guaranteed investment contracts at December 31, 2008. The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada and London, England. The Company believes that its exposure to foreign currency risk is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, the Company’s expenses at these locations are denominated in the local currency and the Company’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom. The Company has entered into foreign currency hedge contracts in both its Canadian and United Kingdom subsidiaries to reduce the exposure of such foreign currency exchange variability to the Company’s 2009 results of operations (see Note O).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and their subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits on January 1, 2007.

/s/ PricewaterhouseCoopers LLP Rochester, New York February 27, 2009

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$29,218,000	$15,592,000
Investments (Note B)	2,450,000	14,150,000
Accounts receivable, net	6,677,000	7,933,000
Inventories	5,303,000	4,783,000
Prepaid income taxes	299,000	713,000
Prepaid expenses and other assets	796,000	916,000
Deferred taxes	1,841,000	2,037,000
Fair value of foreign currency hedge contracts	107,000
Total current assets	46,691,000	46,124,000
Investments (Note B)	1,797,000	2,500,000
Property, equipment and improvements, net	2,069,000	2,260,000
Software development costs, net (Note M)	3,840,000	3,297,000
Deferred taxes	778,000	1,196,000
Goodwill	4,143,000	4,143,000
Total assets	$59,318,000	$59,520,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$922,000	$1,392,000
Accrued expenses (Note G)	4,549,000	4,425,000
Total current liabilities	5,471,000	5,817,000
Income taxes payable	400,000	807,000
Total liabilities	5,871,000	6,624,000

Commitments and contingencies (Notes I and P)

Stockholders’ equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 authorized; 13,304,596
shares issued; 11,216,397 and 11,684,816 shares outstanding, respectively	133,000	133,000
Additional paid-in capital	16,052,000	15,483,000
Retained earnings	46,689,000	45,231,000
Accumulated other comprehensive income	73,000
Treasury stock – at cost; 2,088,199 and 1,619,780 shares held, respectively	(9,500,000)	(7,951,000)
Total stockholders’ equity	53,447,000	52,896,000
Total liabilities and stockholders’ equity	$59,318,000	$59,520,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006

Sales	$40,517,000	$40,319,000	$48,405,000
Cost of goods sold	17,689,000	18,537,000	24,841,000
Software capitalization write-off (Note N)	76,000	520,000
Non RoHS inventory charge (Note D)			801,000
Gross profit	22,752,000	21,262,000	22,763,000

Operating expenses:
Selling and marketing	8,251,000	6,824,000	5,922,000
Research and development	9,043,000	9,854,000	11,049,000
General and administrative	4,742,000	4,833,000	5,330,000
Unsuccessful acquisition expenses	229,000
Restructuring charges		393,000	1,775,000
Total operating expenses	22,265,000	21,904,000	24,076,000
Income (loss) from operations	487,000	(642,000)	(1,313,000)

Other income, net	987,000	2,129,000	1,588,000
Gain on sale of investment (Note F)		305,000
Note receivable recoveries (valuation charge)		143,000	(67,000)
Income before income taxes	1,474,000	1,935,000	208,000
Income tax (benefit) provision	(189,000)	121,000	(1,275,000)
Net income	$1,663,000	$1,814,000	$1,483,000

Basic earnings per share	$0.14	$0.14	$0.11
Diluted earnings per share	$0.14	$0.14	$0.11

Weighted average number of common shares
used in basic earnings per share	11,600,931	12,580,602	13,201,569
Potential common shares	10,569	45,582	142,823
Weighted average number of common shares
used in diluted earnings per share	11,611,500	12,626,184	13,344,392

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income	Total
Balance -
December 31, 2005	13,260,038	$133,000	$13,903,000	$42,601,000	$(1,350,000)	$-	$55,287,000
Comprehensive income:
2006 net income				1,483,000			1,483,000
Total comprehensive income							1,483,000
Stock compensation
Expense			511,000				511,000
Exercise of 241,560
Options	17,163		(27,000)	(649,000)	1,350,000		674,000
Restricted stock
compensation expense			21,000				21,000
Tax benefit-option plan			291,000				291,000
Balance -
December 31, 2006	13,277,201	133,000	14,699,000	43,435,000	-		58,267,000
Comprehensive income:
2007 net income				1,814,000			1,814,000
Total comprehensive income							1,814,000
Purchases of 1,632,600
treasury shares					(8,015,000)		(8,015,000)
Stock compensation
Expense			678,000				678,000
Exercise of 40,215 options	27,395		106,000	(15,000)	64,000		155,000
Change in accounting
principle (Notes A and L)				(3,000)			(3,000)
Balance -
December 31, 2007	13,304,596	133,000	15,483,000	45,231,000	(7,951,000)		52,896,000
Comprehensive income:
2008 net income				1,663,000			1,663,000
Unrealized gain on foreign
currency hedge contracts,
net of tax of $34,000						73,000	73,000
Total comprehensive income							1,736,000
Purchases of 623,880
treasury shares					(2,342,000)		(2,342,000)
Stock compensation
Expense			569,000				569,000
Exercise of 178,491 options				(205,000)	793,000		588,000
Balance -
December 31, 2008	13,304,596	$133,000	$16,052,000	$46,689,000	$(9,500,000)	$73,000	$53,447,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$1,663,000	$1,814,000	$1,483,000
Non-cash adjustments:
Depreciation and amortization	2,326,000	2,191,000	2,539,000
Stock-based compensation expense	569,000	678,000	511,000
Provision for bad debts	(4,000)	27,000	10,000
Gain on sale of investment		(305,000)
Note receivable valuation charge and impairment			248,000
Non-cash intangible asset write-off	76,000	520,000
Restricted stock compensation expense			21,000
Loss on disposal of assets	7,000	16,000	108,000
Deferred taxes	580,000	288,000	(1,387,000)
Tax benefit from stock option exercises			258,000
Changes in operating assets and liabilities:
Accounts receivable	1,260,000	1,601,000	(48,000)
Inventories	(520,000)	895,000	1,470,000
Prepaid expenses and other assets	120,000	110,000	(297,000)
Accounts payable and accrued expenses	(346,000)	55,000	(512,000)
Income taxes payable and prepaid income taxes	7,000	(141,000)	(12,000)
Net cash provided by operating activities	5,738,000	7,749,000	4,392,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(613,000)	(822,000)	(1,064,000)
Capitalized software development costs	(2,122,000)	(2,064,000)	(1,795,000)
Purchases of investments	(9,323,000)	(88,650,000)	(102,100,000)
Proceeds from sales of investments	21,700,000	96,721,000	98,575,000
Net cash provided (used) by investing activities	9,642,000	5,185,000	(6,384,000)

Cash flows from financing activities:
Purchase of treasury stock	(2,342,000)	(8,015,000)
Exercise of stock options	588,000	155,000	674,000
Tax windfall benefit from stock option exercises			33,000
Net cash (used) provided by financing activities	(1,754,000)	(7,860,000)	707,000
Net increase (decrease) in cash and cash equivalents	13,626,000	5,074,000	(1,285,000)
Cash and cash equivalents at beginning of year	15,592,000	10,518,000	11,803,000
Cash and cash equivalents at end of year	$29,218,000	$15,592,000	$10,518,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net income taxes refunded	$724,000	$72,000	$151,000
Non-cash financing activity:
Exercise of stock options using 23,030, zero, and 57,484
shares of common stock, respectively	$105,000	$-	$425,544

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a global supplier of advanced network communications and control solutions to end users, application developers and original equipment manufacturers that serve mission critical telecommunications, aerospace and defense markets.

Segment Data, Geographic Information and Significant Customers: The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete financial information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Shipments to customers outside of the United States represented 60%, 48% and 49% of sales in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, export shipments to the United Kingdom represented 18%, 13% and 14% of sales, respectively. The Company does not maintain significant amounts of long-lived assets outside of the United States.

For 2008, 2007, and 2006, four customers accounted for approximately 40%, 34% and 38% of sales respectively. In 2008, two customers, Data Connection Limited and Alcatel-Lucent accounted for 17% and 11% of sales, respectively. In 2007, these same two customers constituted 11% and 10% of sales, respectively. In 2006, Alcatel-Lucent and Data Connection accounted for 18% and 12% of sales, respectively. During each of these years, Alcatel-Lucent purchased primarily switching products and Data Connection purchased computing products. The 2006 percentages give effect to the 2006 merger of Lucent Technologies, Inc. and Alcatel.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, money market funds, investments, and accounts receivable. Investments consist of high quality, interest bearing financial instruments.  Included in cash and cash equivalents are $22.3 million of AAA-rated money market funds and $5.7 million of deposits with one AA- -rated Canadian bank.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2008, two customers, Alcatel-Lucent and Data Connection, represented 24% and 10% of net accounts receivable, respectively. Substantially all of these accounts receivable have been received in cash subsequent to December 31, 2008. As of December 31, 2007, one customer, Raytheon, represented 12% of net accounts receivable.

Fair Value of Financial Instruments: The carrying amounts of the Company's accounts receivable and accounts payable approximate fair values at December 31, 2008 and 2007, as the maturity of these instruments are generally short term. The fair value of investments is discussed in Note B – Investments.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments: The Company classifies its investments as either available-for-sale, held-to-maturity, or trading, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale investments are carried at fair value, with unrealized gains and losses, if any, reported in accumulated other comprehensive income, a component of stockholders’ equity. The Company records losses that are judged to be other-than-temporary, if any, in net income. Held-to-maturity investments are carried at amortized cost. Amortization of purchase premiums or discounts is included in other income, net.

Investments at December 31, 2008 include one auction rate municipal debt security classified as available-for-sale. Auction rate municipal securities are variable rate debt instruments which bear interest rates that reset approximately every 35 days, but which have contractual maturities that can be well in excess of ten years. The auction rate municipal security owned by the Company was rated AA or equivalent by the major credit rating agencies and is commercially insured. The brokerage firm which sold the investment to the Company purchased this security from the Company at its full par value subsequent to December 31, 2008.

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out method. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

Revenue Recognition: The Company recognizes revenue from product sales in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Product sales represent the majority of the Company’s revenue and include hardware products and hardware products with embedded software. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by the Company. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied.  The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Carrying Value of Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Management determined that the Company has one reporting unit for purposes of applying SFAS No.142 based on its reporting structure. The Company makes its assessment of impairment as of December 31 of each fiscal year. The fair value of the Company's single reporting unit at each measurement date is determined based on a combination of the fair market value of the Company's outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies.

Based on these assessments, no impairment loss was required to be recognized at any of the measurement dates. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise. If the fair market value of the Company's outstanding common stock on a control basis were to significantly decline on an other than temporary basis, or if actual results were to be significantly different than the inputs and assumptions used by the Company in its valuation of its single reporting unit, goodwill would likely be judged to be impaired, and an impairment charge to reduce the carrying value of goodwill would be recorded.

Derivative Financial Instruments: The Company accounts for its foreign currency hedging derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This statement and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income, as appropriate. See Note O.

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

Advertising: Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Income. Advertising expense amounted to $157,000, $180,000 and $129,000 for 2008, 2007 and 2006, respectively.

Software Development Costs: On a product-by-product basis, software development costs incurred subsequent to the establishment of technological feasibility and prior to general release of the product are capitalized and amortized commencing after general release over its estimated remaining economic life, generally three years, using the straight-line method or using the ratio of current revenues to current and anticipated revenues from such software, whichever provides greater amortization.

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

The Company recognizes and measures uncertain tax positions (tax contingencies) in accordance with the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which was adopted effective January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring such uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may or may not accurately forecast actual outcomes.

The Company reports interest and penalties accrued relating to uncertain income tax positions as a component of income tax provision. The liability for uncertain income tax positions is presented in the accompanying December 31, 2008 balance sheet as a non-current liability (Income Taxes Payable) as it cannot be known if, or when, this liability will be satisfied.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,446,000, 1,500,000 and 1,317,000 options in 2008, 2007 and 2006, respectively, since such options have an exercise price in excess of the average market price of the Company’s common stock.

Stock Options and Stock-Based Employee Compensation: In May 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors. At December 31, 2008, 764,000 options were available for future grant under these two stock option plans.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to five years.

Effective January 1, 2006, the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” and related interpretations were adopted. SFAS No. 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant-date fair value of those awards. The Company elected to employ the modified prospective transition method in adopting SFAS No. 123(R). This method applies to stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, calculated under SFAS No. 123, as well as to any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of SFAS No. 123(R), stock-based compensation expense associated with stock option grants of $569,000, $678,000 and $511,000 was recorded in 2008, 2007 and 2006, respectively.

The Company may either issue shares or utilize treasury stock shares upon employees’ stock option exercises. In 2008, the Company utilized only its treasury stock shares for employee stock option exercises (See Note H).

Please refer to Note J, Stock-based Compensation Expense, for further information.

Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Further, the Company has taken into consideration the guidance promulgated in FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” in estimating the fair value of its financial instruments.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows:

	Level 1	Level 2	Level 3
Assets:
Money market accounts	$22,337,000	$-	$-
Auction rate security	-	-	1,951,000
Put option on auction rate security	-	-	499,000
Foreign currency hedge contracts	-	107,000	-
Total assets measured at fair value	$22,337,000	$107,000	$2,450,000

Foreign currency hedge contracts are valued based on observable market spot and forward rates as of our reporting date and are included in level 2 inputs. We use these derivative instruments to mitigate the effect of changing foreign currency exchange rates on our expense levels in our Canadian and United Kingdom operations. All contracts are recorded at fair value and marked to market at the end of each reporting period and realized and unrealized gains and losses are included in net income for that period.

Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141(R) provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is required to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of the adoption of SFAS 141(R) on our consolidated financial position and results of operations will be dependent on the size and nature of business combinations, if any, completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, SFAS No. 160 requires the presentation of noncontrolling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statements of Income of net income attributable to the entity and the noncontrolling interest. It also establishes accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest. SFAS No. 160 is effective as of January 1, 2009. The provisions of SFAS No. 160 are generally required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. This FSP will be adopted by the Company in the first quarter of fiscal year 2009, and is not expected to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement enhances the disclosure requirements related to derivative instruments and hedging activity to improve the transparency of financial reporting, and is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adoption of SFAS No. 161.

Note B – Investments

Investments consisted of the following:

	At December 31,
	2008	2007
Auction rate municipal securites, at fair value	$1,951,000	$16,650,000
Put option on auction rate municipal security, at fair value	499,000	-
Municipal bond, at amortized cost	1,047,000	-
U.S. Government-backed FNMA note, at amortized cost	750,000	-
Total investments	$4,247,000	$16,650,000
Less-current investments	(2,450,000)	(14,150,000)
Non-current investments	$1,797,000	$2,500,000

All income generated from these investments was recorded as interest income and totaled $952,000, $1,111,000 and $786,000 in 2008, 2007 and 2006, respectively.

At December 31, 2007, investments consisted of high grade, auction rate municipal securities which the Company classified as available-for-sale. At December 31, 2007, all owned securities had maturities of greater than ten years. As of December 31, 2007, the carrying value of our investments was equal to the fair value based on successful auctions both preceding and subsequent to year end. These investments typically reset on approximately a monthly basis, and despite the long-term nature of their stated contractual maturities, the Company historically had the ability to quickly liquidate these securities. Between December 31, 2007 and February 14, 2008, the Company successfully sold $14.2 million of these securities.  In total, the Company sold $18.2 million, $96.7 million and $98.6 million of available-for-sale securities in 2008, 2007, and 2006 respectively.

In February 2008 and at each succeeding auction date, the auctions for the Company’s lone remaining auction rate municipal security failed, and the Company was not able to sell this security throughout the remainder of 2008. In November 2008, the Company entered into an agreement with the investment brokerage company which had sold this security to the Company, whereby the Company acquired an option to put the security to the brokerage company anytime during 2009 or 2010, at its full par value of $2,450,000.

Because of the uncertainty of when the Company would be able to liquidate this investment, the Company believes that the fair value of this investment has been less than its par value since its auction failure in February 2008. As of November 2008, the date on which the Company accepted the offer of the investment brokerage company to purchase the security, the Company believes that the combined value of the security and the associated put option are equal to the security’s par value. As of December 31, 2008, the Company has valued the underlying security at $1,951,000, and has valued the put option at $499,000. Because it has been the Company’s intent to exercise the put option in early 2009, the security and put option have been classified as current assets. Subsequent to December 31, 2008, the Company exercised its put option and sold this security to the brokerage company for its full par value in cash.

As a result of its agreement with the brokerage company, the Company reclassified this security to current assets as of December 31, 2008. The unrealized loss of $499,000 previously recorded in accumulated other comprehensive income related to the decline in fair value of the auction rate security was realized and charged to earnings in 2008 based on the mutual agreement. That realized loss was entirely offset by the recording of a realized gain of $499,000 related to the put option right provided by the broker, resulting in a net realized gain/loss of zero for 2008.

The auction rate security and put option have been valued using Level 3 inputs. In order to estimate the fair value of these instruments, the Company has employed a discounted future cash flows model, using the following estimated assumptions: the receipt of interest only over an assumed liquidity horizon of five years, calculated at the default rate (assuming such rate stays constant over the term); a sale of the investment at par after five years; and a discount rate of 12.6% on a pre-tax basis, which represents approximately a 4.5% illiquidity premium. The discounted cash flows model results in an estimated fair value impairment of approximately 20% below par.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at December 31, 2008:

	Auction rate
	security	Put option	Total
Balance, January 1, 2008	$-	$-	$-
Transfers to level 3	2,500,000	-	2,500,000
Partial redemption at par	(50,000)	-	(50,000)
Total gains (losses) realized or
unrealized	(499,000)	499,000	-
Balance, December 31, 2008	$1,951,000	$499,000	$2,450,000

The Company holds a U.S. government-guaranteed FNMA bond with a par value of $750,000 and a municipal bond with a par value of $1,000,000. Both bonds have maturity dates in 2010, have been classified as held-to-maturity and are stated at amortized cost at December 31, 2008.

All income generated from the Company’s investments is recorded in other income, net.

At December 31, 2007, investments consisted only of high-grade, AAA-rated auction rate municipal securities which the Company classified as available-for-sale. The Company successfully sold all but one of its auction rate municipal securities at par during the first quarter 2008.

Note C - Accounts Receivable, net

Accounts receivable consisted of the following:
	At December 31,
	2008	2007
Accounts receivable	$7,087,000	$8,386,000
Less: allowance for doubtful accounts	(410,000)	(453,000)
Net	$6,677,000	$7,933,000

Note D - Inventories

Inventories consisted of the following:
	At December 31,
	2008	2007
Purchased parts and components	$3,142,000	$2,620,000
Work in process	1,642,000	1,674,000
Finished goods	519,000	489,000
Net	$5,303,000	$4,783,000

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

Note E – Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:
At December 31,
2008		2007
Land	$407,000	$407,000
Engineering equipment and software	5,020,000	4,624,000
Manufacturing equipment	2,439,000	2,353,000
Furniture and equipment	1,696,000	1,594,000
Leasehold improvements	357,000	380,000
	9,919,000	9,358,000
Less: accumulated depreciation and amortization	(7,850,000)	(7,098,000)
Net	$2,069,000	$2,260,000

Total depreciation and amortization expense for equipment and improvements for 2008, 2007 and 2006 was $797,000, $759,000 and $747,000, respectively. During 2008, the Company disposed of assets with a cost basis of $52,000 and accumulated depreciation of $45,000, and recorded a loss on disposal amounting to $7,000. During 2007, the Company disposed of assets with a cost basis of $1,097,000 and accumulated depreciation of $1,081,000, and recorded a loss on disposal amounting to $16,000. During 2006, in connection with the Company’s relocation of certain operations, the Company disposed of assets with a cost basis of $712,000 and accumulated depreciation of $604,000 at the time of disposals, resulting in a loss on disposal amounting to $108,000.

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

Note G - Accrued Expenses

Accrued expenses consisted of the following:
	At December 31,
	2008	2007
Accrued compensation and related costs	$804,000	$618,000
Accrued vacation	544,000	600,000
Accrued professional services	178,000	168,000
Deferred revenue	2,364,000	1,832,000
Accrued warranty obligations	167,000	215,000
Accrued restructuring	-	505,000
Other accrued expenses	492,000	487,000
Total	$4,549,000	$4,425,000

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for 2008, 2007 and 2006 were as follows:

Accrued warranty obligations at January 1, 2006	$310,000
Actual warranty experience	(280,000)
Warranty provisions	279,000
Accrued warranty obligations at December 31, 2006	309,000
Actual warranty experience	(138,000)
Warranty provisions	44,000
Accrued warranty obligations at December 31, 2007	215,000
Actual warranty experience	(138,000)
Warranty provisions	90,000
Accrued warranty obligations at December 31, 2008	$167,000

Note H - Commitments

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays an annual rental of $768,000 with pre-established inflationary adjustments each year. Under the terms of the facility lease in San Luis Obispo, California, which expires in August 2010, the Company pays a monthly rental of approximately $10,000. This lease provides the Company an option to renew for one more two-year period. The lease for office space in San Diego, California requires an annual payment of $86,000 and expires in November 2010.

The Company also leases office space in Kanata, Ontario, Canada. This lease, which requires a monthly rental amounting to $16,000CDN (approximately $170,000USD annually based on the December 31, 2008 exchange rate), extends through October 2011. In addition, the Company leases office space near London, England. This lease requires an annual rental of approximately £27,000 (approximately $41,000 annually based on the December 31, 2008 exchange rate), and expires in 2012.

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

Future minimum payments for all operating leases at December 31, 2008 are as follows (based on current foreign currency exchange rates):

2009	$1,184,000
2010	1,160,000
2011	967,000
2012	206,000
Total	$3,517,000

Rent expense, excluding lease termination costs recorded during 2007 and 2006, amounted to $1,374,000, $1,335,000 and $1,819,000 for 2008, 2007 and 2006, respectively.

Note I – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. In July 2007, this program was extended through July 2008, at which time the program expired. Repurchased shares were to be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this plan, 226,880 shares were repurchased during first half of 2008 for an aggregate purchase price of $1,063,000. Under this plan, 1,632,000 shares were repurchased during 2007 for an aggregate purchase price of $8,015,000.

In October 2008, the Board of Directors authorized a new stock repurchase program, for an aggregate amount not to exceed $10,000,000. Under this program, which expires in October 2009, the Company shares may be repurchased through open market or private transactions, including block purchases, over the next twelve months. Repurchased shares will be used for the Company’s stock option plan, potential acquisition initiatives and general corporate purposes. Under this program, 397,000 shares were repurchased during the fourth quarter of 2008 for an aggregate purchase price of $1,279,000.

Subsequent to December 31, 2008 and through February 27, 2009, the Company repurchased 100,000 shares for an aggregate purchase price of $318,000.

Note J – Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options and restricted stock on the results of operations for the years ended December 31, 2008, 2007 and 2006 under the provisions of SFAS No. 123(R):

	2008	2007	2006
Stock-based compensation expense:
Stock options	$569,000	$678,000	$511,000
Restricted stock	-	-	21,000
Income tax benefit	(174,000)	(216,000)	(202,000)
Net decrease in net income	$395,000	$462,000	$330,000
Decrease in earnings per share:
Basic	$.03	$.04	$.02
Diluted	$.03	$.04	$.02

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

The expected term of options granted in 2006 and 2007 was estimated to be the average of the vesting term and the contractual life of the option. In 2008, management completed an analysis of employee exercise history and concluded that the expected term of options granted was not significantly different than the average of the vesting term and the contractual life of the option. The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

SFAS No. 123(R) requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2008, 2007 and 2006:

	2008	2007	2006
Expected term (years)	3 to 4 years	3 to 6.5 years	3 to 6.5 years
Volatility	34% to 45%	44% to 63%	61% to 66%
Risk free interest rate	3.0%	4.7% to 5.1%	4.5% to 5.0%

The weighted average grant date fair value of options granted during 2008 and 2007 was $1.99 and $2.21 per option, respectively. Unrecognized stock-based compensation expense was approximately $1,135,000 as of December 31, 2008, relating to a total of 954,000 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.0 years.

The following table summarizes stock option activity for the three years ended December 31, 2008:

		Weighted
		Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range
Outstanding at January 1, 2006	2,118,164	$9.71	$3.40 - $18.13
Granted	277,500	$6.67	$5.45 - $7.50
Exercised	(241,560)	$4.56	$3.40 - $7.25
Expired	(586,138)	$11.17	$3.40 - $18.13
Outstanding at December 31, 2006	1,567,966	$9.49	$3.40 - $18.13
Granted	596,033	$4.95	$4.48 - $5.85
Exercised	(40,215)	$3.87	$3.83 - $3.90
Expired	(424,061)	$11.46	$3.83 - $18.13
Outstanding at December 31, 2007	1,699,723	$7.54	$3.40 - $18.13
Granted	398,250	$5.37	$5.31 - $5.38
Exercised	(178,491)	$3.87	$3.83 - $4.48
Expired	(324,874)	$7.90	$3.83 - $18.13
Outstanding at December 31, 2008	1,594,608	$7.33	$4.48 - $18.13

The following table summarizes stock option information at December 31, 2008:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
Range of		remaining	exercise		remaining	exercise
exercise price	Shares	life (yrs)	price	Shares	life (yrs)	price
$4.48 to $5.50	943,683	3.86	$5.12	121,153	3.41	$4.94
$5.51 to $6.70	291,000	6.10	$6.19	159,650	5.55	$6.08
$6.71 to $8.50	100,000	1.91	$6.93	100,000	1.91	$6.93
$8.51 to $18.13	259,925	0.29	$16.82	259,925	0.29	$16.82
	1,594,608	3.57	$7.33	640,728	2.44	$10.35

The total intrinsic value of all outstanding options at December 31, 2008 whose exercise price was less than the Company’s closing stock price on that date was $0. The total intrinsic value, determined as of the date of exercise, of options exercised in 2008 and 2007 was $124,000 and $62,000, respectively. Cash received from option exercises in 2008, 2007, and 2006, amounted to $588,000, $155,000 and $674,000, respectively. The total fair value of options that vested during 2008 and 2007 was $525,000 and $488,000, respectively.

In 2008, all of the shares issued upon option exercise were from treasury stock. In 2007, of the 40,215 shares of common stock issued upon option exercise, 12,820 were issued from treasury stock and the remaining 27,395 were new shares issued. In 2006, 171,757 shares of common stock were issued from treasury and 17,163 new shares of common stock were issued for stock option exercises.

During 2007, stock options to purchase 127,500 shares of common stock were granted that will vest only upon the attainment of an earnings-per-share target of $.40 in 2007, 2008 or 2009. Through the third quarter 2008, stock compensation expense had been recorded in relation to these options as management had believed that achievement of the stated per-share earnings target was probable. During the fourth quarter 2008, management changed this assessment and no longer believes that attainment of the stated per-share earnings target is probable. In accordance with the provisions of SFAS No. 123(R), the previously recorded expense relating to this option grant in the amount of $139,000 was reversed during the fourth quarter 2008.

During 2008, stock options to purchase 137,500 shares of common stock were granted that will vest only upon the attainment of a pre-tax earnings per-share target of $.69 in 2008, 2009 or 2010. Expense relating to this grant in the amount of $44,000 was recorded in 2008 as management believes that achievement of the pre-tax per-share target is probable in 2009 or 2010.

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

Note K - Stockholder Rights Plan

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

Note L - Income Taxes

Pre-tax earnings consisted of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Pre-tax earnings (loss):
United States	$708,000	$1,201,000	$(419,000)
Outside United States	766,000	734,000	627,000
Total pre-tax earnings	$1,474,000	$1,935,000	$208,000

For the same periods, the provision (benefit) for income taxes was as follows:

	2008	2007	2006
Current income tax provision (benefit):
Federal	$(447,000)	$(101,000)	$7,000
State	16,000	12,000	17,000
Foreign	70,000	114,000	88,000
Net change in liability for unrecognized
tax benefits	(407,000)	(249,000)	-
	(768,000)	(224,000)	112,000
Deferred provision (benefit)	579,000	345,000	(1,387,000)
Total (benefit) provision	$(189,000)	$121,000	$(1,275,000)

The 2007 deferred income tax provision includes a discrete income tax charge to adjust the Company’s net deferred tax assets to reflect a change by the State of New York in its corporate income tax apportionment methodology. As a result of this change, the Company lowered its effective tax rate used in computing its net deferred tax assets from 38% to 36% and recorded an income tax charge amounting to $132,000.

A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

	2008	2007	2006
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	(0.2)	.4	6.4
State tax provision, net of federal benefit	.7	1.5	(10.6)
Meals and Entertainment	1.8	.8	7.6
Stock compensation expense	1.9	1.2	9.2
Tax exempt interest	(3.2)	(2.9)	(129.0)
Canadian tax credits	(24.8)	(13.6)	(106.9)
Valuation allowance	20.6	7.2	39.7
Foreign sales exemption			(19.3)
Research and development credits	(16.2)	(13.3)	(284.4)
Resolution of prior year tax uncertainties	(30.2)	(24.0)	(133.4)
Addition to income taxes payable-uncertainties	2.6	5.9
Change in estimated deferred tax rate		8.5
Previous year tax credit			(28.9)
Other	.2	.6
Effective tax rate	(12.8)%	6.3%	(615.6)%

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

Deferred income tax assets and liabilities consist of the following:

	At December 31,
	2008	2007
Assets:
Current:
Accrued vacation, payroll and other accrued expenses	$363,000	$273,000
Inventory and inventory related items	1,365,000	1,601,000
Bad debt and note receivable reserves	148,000	163,000
Non-current:
Net operating loss carryforwards	306,000	292,000
Stock compensation expense	540,000	368,000
Capital loss carryforwards	237,000	764,000
Tax credit carryforwards	1,850,000	1,252,000
Depreciation	21,000
Other	17,000	138,000
Total gross deferred tax assets	4,847,000	4,851,000
Valuation allowance	(460,000)	(157,000)
Total net deferred tax assets	$4,387,000	$4,694,000

Liabilities:
Current:
Fair value of foreign currency hedge contracts	$(35,000)	$-
Non-current:
Capitalized software development costs, net	(1,388,000)	(1,191,000)
Foreign research tax credit recapture		(36,000)
Goodwill	(345,000)	(234,000)
Total deferred tax liabilities	(1,768,000)	(1,461,000)
Net deferred tax asset	$2,619,000	$3,233,000

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

	At December 31,
	2008	2007
Net current deferred tax assets	$1,841,000	$2,037,000
Net long-term deferred tax assets	$778,000	$1,196,000

In 2008 and 2007, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $868,000 at December 31, 2008 and begin to expire in 2026, if not utilized.  Of the Company's tax credit carryforwards, $1,600,000 expire between 2024 and 2028, if not utilized, and the remaining $250,000 of carryforwards do not expire.  In addition, the Company has a capital loss carryforward in the amount of approximately $657,000, expiring in 2010.

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

The following table summarizes the activity in the valuation allowance account for 2008 and 2007:

Balance, January 1, 2007	$272,000
Additions relating to uncertain future realization of -
State investment tax credits	40,000
Canadian research and development credit	35,000
Reduction relating to -
Expiration of state net operating losses	(190,000)
Balance, December 31, 2007	157,000
Additions relating to uncertain future realization of -
State investment tax credits	65,000
Canadian research and development credit	238,000
Balance, December 31, 2008	$460,000

The 2007 decrease to the valuation allowance is related to the expiration of the related state net operating loss carryforwards due to the Company’s decision to terminate its Massachusetts subsidiary. The Company considered the future realization of those net operating losses to be doubtful.

As of December 31, 2008, retained earnings of the Company's Canadian and United Kingdom subsidiaries amounted to approximately $7,650,000. No deferred taxes have been provided on these undistributed earnings, as the Company’s policy is to indefinitely reinvest undistributed earnings in its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

At December 31, 2008, the Company had unrecognized tax benefits of $400,000, of which $363,000 would have a favorable impact on our tax provision (benefit), if recognized. A reconciliation of the unrecognized tax benefits liability for 2008 and 2007 is as follows:

Balance at January 1, 2007	$1,056,000
Additions for prior year tax positions	51,000
Reductions related to expirations of statutes of limitations
(including interest of $59,000)	(464,000)
Additions for the accrual of interest and penalties	86,000
Addition for the change in foreign exchange rates	78,000
Balance at December 31, 2007	807,000
Reductions related to expirations of statutes of limitations
(including interest of $69,000)	(375,000)
Additions for the accrual of interest and penalties	37,000
Reduction due to the change in foreign exchange rates	(69,000)
Balance at December 31, 2008	$400,000

Included in the balance of unrecognized tax benefits as of December 31, 2008 and 2007 are accrued interest and penalties in the amount of $91,000 and $146,000, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2005. For foreign and state returns, the Company is no longer subject to tax examinations for years prior to 2004. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits. These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in 2009. Statute of limitations expirations could increase earnings in an amount ranging from $0 to $71,000, including interest.

Note M - Research and Development

The Company incurred research and development costs relating to the development of new products as follows:

	2008	2007	2006
Gross expenditures for engineering and software development	$11,165,000	$11,918,000	$12,844,000
Less: amounts capitalized	(2,122,000)	(2,064,000)	(1,795,000)
Net charged to operating expenses	$9,043,000	$9,854,000	$11,049,000

Software development costs consisted of the following:
	At December 31,
	2008	2007
Capitalized software development costs	$15,584,000	$13,463,000
Less: accumulated amortization	(11,744,000)	(10,166,000)
Net	$3,840,000	$3,297,000

Amortization of software development costs included in cost of goods sold was $1,579,000, $1,952,000 and $1,801,000 for 2008, 2007 and 2006, respectively. Amortization of software development costs capitalized at December 31, 2008 will total $1,670,000, $1,359,000, $730,000, and $81,000 for 2009, 2010, 2011 and 2012, respectively.

Amortization of software development costs for 2008 and 2007 included charges to write off software development costs amounting to $76,000 and $520,000, respectively, which were capitalized for new products which had not reached commercial general release and were discontinued.

Note N - Employee Benefit Plans

For the Company’s operations in the United States, the Company’s Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plan were $100,000, $94,000 and $95,000 for 2008, 2007 and 2006, respectively. In conjunction with its flexible benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $42,000, $34,000 and $31,000 for 2008, 2007 and 2006, respectively.

For its operations in Canada, contributions were made in 2008, 2007 and 2006 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan amounted to $25,000, $20,000 and $21,000 for 2008, 2007 and 2006, respectively.

Note O – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign exchange rates in its Canadian and United Kingdom operations. The Company’s risk management program is designed to reduce the exposure and volatility arising from this risk. During the fourth quarter 2008, the Company entered into foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) in order to fix in U.S. dollars a portion of the 2009 cost of the Company’s Canadian and United Kingdom operations, which are denominated in Canadian dollars and pounds sterling, respectively. The purpose of these contracts is to reduce the Company’s exposure to variability in the exchange rates between the United States and Canada and the United Kingdom throughout 2009. The Canadian dollar contracts effectively fix the exchange rate on the first $360,000CDN of 2009 monthly expenses at rates ranging from .785 to .787. The pounds sterling contracts effectively fix the exchange rate on the first £105,000 of 2009 quarterly expenses at rates ranging from 1.4968 to 1.5005.

These contracts have been designated as effective cash flow hedges and any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income. The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates; such payments will be recorded as reductions to or increases in expense as they are determined. As of December 31, 2008, the fair value of these contracts was estimated to be an asset in the amount of $107,000, and a corresponding gain of $73,000 (net of tax) has been credited to Accumulated Other Comprehensive Income.

Note P - Litigation

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the financial position of the Company.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during 2008 was not material to the Company’s financial position, results of operations or cash flows.

Note Q - Restructuring Charges

Restructuring charges amounted to $-0-, $393,000 and $1,775,000 in 2008, 2007 and 2006, respectively. Restructuring charges in 2007 principally relate to charges for the change in estimated future cash flows from sub-leasing the former San Luis Obispo engineering center and an agreement at year end to buy out the remaining lease term for this facility, for which the future lease payments were previously accrued in 2006. The consideration for the early termination of this lease amounted to $.5 million, which was paid in January 2008.

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

A summary of the activity with respect to restructuring charges is as follows:

			Lease
	Number of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2006		$-	$-	$-
2006 restructuring charges	30	959,000	816,000	1,775,000
2006 utilization	(30)	(959,000)	(324,000)	(1,283,000)
Balance at December 31, 2006	-	-	492,000	492,000
2007 restructuring charges	-	-	393,000	393,000
2007 utilization	-	-	(380,000)	(380,000)
Balance at December 31, 2007	-	-	505,000	505,000
2008 utilization	-	-	(505,000)	(505,000)
Balance at December 31, 2008	-	$-	$-	$-

All utilization amounts in 2006 through 2008 represent cash payments.

In January 2009, the Company implemented a strategic reduction of its workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. In connection with this reduction, the Company expects to incur first quarter 2009 pre-tax restructuring charges of approximately $450,000, primarily for employee-related costs. Substantially all of these charges will result in cash expenditures during 2009.

Note R - Product Revenue

The following table represents the Company’s total sales for 2008, 2007 and 2006 classified by product category:

	2008	2007	2006
Communications products	$23,171,000	$23,301,000	$23,521,000
Computing products	11,453,000	11,102,000	14,201,000
Switching products	5,893,000	5,916,000	10,683,000
Total	$40,517,000	$40,319,000	$48,405,000

Note S – Revolving Credit Agreement

The Company was a party to a Credit Agreement with JPMorgan Chase Bank, N.A. (the “Bank”). Under the terms of the Credit Agreement, the Company could borrow, from time to time, up to an aggregate of $5,000,000 from the Bank, at various interest rates based upon the type of borrowing, as defined in the agreement. The Credit Agreement terminated on December 28, 2008 and, in order to eliminate the cost of maintaining the facility, the Company made the decision not to renew the facility.

Note T - Supplemental Cash Flow Information – Non-cash activity

During 2006, the Company received intellectual property valued at $70,000 in partial satisfaction of the Note Receivable from InSciTek (now known as Allworx).

Note U - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2008 and 2007:

	2008
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$10,981	$11,225	$9,181	$9,130
Software capitalization write-offs				76
Gross profit	6,136	6,368	5,009	5,240
Unsuccessful acquisition expenses			229
Stock compensation expense	167	152	194	56
Income (loss) from operations	438	648	(502)	(94)
Net income	$591	$636	$256	$183
Other comprehensive income-
Realized and unrealized (loss) gain
on investments	$(127)	$(96)	$34	$189
Fair value of derivative instruments				73
Comprehensive income	$464	$540	$290	$445

Basic earnings per share	$.05	$.05	$0.02	$0.02
Diluted earnings per share	$.05	$.05	$0.02	$0.02

	2007
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$9,356	$9,603	$10,786	$10,574
Software capitalization write-offs		475	45
Gross profit	4,655	4,588	6,059	5,960
Restructuring charges		(214)	(26)	(153)
Stock compensation expense	159	167	173	179
(Loss) income from operations	(1,178)	(896)	907	525
Net (loss) income	$(618)	$(430)	$1,691	$1,171

Basic (loss) earnings per share	$(0.05)	$(0.03)	$0.14	$0.10
Diluted earnings per share			$0.13	$0.10

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008, according to the criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding the Company's internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

c. Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B - Other Information None.

PART III

Except as provided in Item 12 below, the information required by Part III, Items 10 – 14, is omitted from this Report and will be presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 21, 2009, which information included therein is incorporated herein by reference.

ITEM 10 - Directors, Executive Officers and Corporate Governance

The sections entitled “Corporate Governance,” “Section 16(a) Beneficial Ownership Compliance Reporting,” “Election of Directors” and “Executive Officers” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2009, sets forth certain information with respect to the directors, executive officers and corporate governance of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The sections entitled "Executive Compensation" and “Compensation Committee Report” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2009, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2009, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In May 2001, the stockholders approved the 2001 Stock Option Plan. The 2001 Stock Option Plan replaced the 1986 Incentive Stock Option Plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The table below provides certain information regarding the Company’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
securities
	Number of	Weighted	remaining
	securities to be	average	available for
	issued upon	exercise	future
	exercise of	price of	issuance
	outstanding	outstanding	(excluding
	options and	options and	securities
	restricted	restricted	reflected in
Plan Category	shares	shares	column a)
Equity compensation plans approved by security holders	1,594,608	$7.33	763,636
Equity compensation plans not approved by security holders	-	-	-
Total	1,594,608	$7.33	763,636

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships, Related Transactions and Director Independence

The sections entitled "Certain Relationships and Transactions" and “Corporate Governance” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2009, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers, as well as director independence, and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2009, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(1)	Financial Statements
The financial statements filed as part of this report are included in the response to Item 8 of Part II of this Form 10-K.

(2)    Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts		Additions Charged (credited) to earnings	Deductions Amounts written off (recoveries)	Balance at end of period
	Balance at beginning of period

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$453,000	$(4,000)	$39,000	$410,000

Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$415,000	$27,000	$(11,000)	$453,000

Year End December 31, 2006
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$443,000	$10,000	$38,000	$415,000

Valuation Allowance for Note Receivable
		Additions Charged (credited) to earnings	Deductions Amounts written off (recoveries)
	Balance at beginning of period			Balance at end of period

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$-	$-	$-	$-

Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$2,000,000	$-	$(2,000,000)	$-

Year End December 31, 2006
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$3,000,000	$-	$(1,000,000)	$2,000,000

Valuation Allowance for Deferred Tax Assets
		Additions Charged (credited) to earnings	Deductions Amounts written off (recoveries)	Balance at end of period
	Balance at beginning of period

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$157,000	$303,000	$-	$460,000

Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$272,000	$75,000	$(190,000)	$157,000

Year End December 31, 2006
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$139,000	$133,000	$-	$272,000

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Exhibit	Ref. Number
Number		Description
3.1	(1)	Restated Certificate of Incorporation
3.2	(3)	Certificate of Amendment
3.3	(1)	Amended By-laws
3.3	(10)	Amendment to By-laws
4.1	(1)	Form of Common Stock Certificate
4.2	(1)	Amended and Restated 1986 Incentive Stock Option Plan
4.4	(4)	February 2000 Amendment to Amended and Restated 1986 Incentive Stock Option Plan
4.5	(5)	Rights Agreement
4.6	(6)	2001 Incentive Stock Option Plan
4.7	(9)	2003 Omnibus Incentive Plan
10.16	(1)	License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992
10.28	(1)	Adoption Agreement between the Registrant and Principal Mutual Life Insurance Company dated September 20, 1993
10.29	(1)	The Principal Financial Group Prototype Basic Savings Plan dated May 7, 1990
10.30	(1)	Form of Stock Option Agreement

10.33	a	(7)	Lease Agreement dated as of May 19, 2001 between the Registrant and Christa
			PT, LLC
10.33	b	(7)	First Amendment to Lease dated as of July 19, 2001 between the Registrant and
			Christa PT, LLC
10.33	c	(7)	Second Amendment to Lease dated as of July 31, 2001 between the Registrant
			and Christa PT, LLC
21.1		(*)	List of Subsidiaries
23.1		(*)	Consent of PricewaterhouseCoopers LLP
31.1		(*)	Certification of Chief Executive Officer
31.2		(*)	Certification of Chief Financial Officer
32.1		(*)	Section 1350 Certification

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed January 28, 2000 (Registration No. 333-94371).
(3)	Incorporated by reference to the Annual Report on Form 10-K filed on March 30, 2000.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed November 8, 2000 (Registration No. 000-27460).
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2001.
(8)	Incorporated by reference to the Current Report on Form 8-K filed October 17, 2002.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(10)	Incorporated by reference to the Current Report on Form 8-K/A filed February 3, 2004.
(*)	Included with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

Date: March 4, 2009	By:/s/	JOHN M. SLUSSER
John M. Slusser
President and Chief Executive Officer

	By:/s/	DORRANCE W. LAMB
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Signature	Title	Date

/s/JOHN M. SLUSSER	Chairman of the Board,	March 4, 2009
John M. Slusser	President, Chief Executive Officer

/s/DORRANCE W. LAMB	Senior Vice President and	March 4, 2009
Dorrance W. Lamb	Chief Financial Officer

/s/DENNIS C. CONNORS	Director	March 4, 2009
Dennis C. Connors

/s/CHARLES E. MAGINNESS	Director	March 4, 2009
Charles E. Maginness

/s/STUART B. MEISENZAHL	Director	March 4, 2009
Stuart B. Meisenzahl

/s/E. MARK RAJKOWSKI	Director	March 4, 2009
E. Mark Rajkowski

/s/ROBERT L. TILLMAN	Director	March 4, 2009
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

Performance Technologies, Inc. – Korea, a South Korean corporation wholly owned by Performance Technologies, Incorporated

Performance Technologies (UK) Limited, a United Kingdom limited liability company wholly owned by Performance Technologies, Incorporated

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-89636 and 333-113330) of Performance Technologies, Incorporated of our report dated February 27, 2009 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York February 27, 2009

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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 4, 2009	By:/s/	John M. Slusser
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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 4, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 4, 2009	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: March 4, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer