Form 10-Q
period 2009-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2009-05-08
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:  Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [ X ] Small reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

The number of shares outstanding of the registrant's common stock was 11,116,397 as of April 30, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$27,238,000	$29,218,000
Investments	5,020,000	2,450,000
Accounts receivable, net	4,805,000	6,677,000
Inventories	5,866,000	5,303,000
Prepaid income taxes	158,000	299,000
Prepaid expenses and other assets	759,000	796,000
Deferred income taxes	1,813,000	1,841,000
Fair value of foreign currency hedge contracts	14,000	107,000
Total current assets	45,673,000	46,691,000
Investments	1,039,000	1,797,000
Property, equipment and improvements, net	2,077,000	2,069,000
Software development costs, net	3,943,000	3,840,000
Deferred income taxes	1,180,000	778,000
Goodwill	4,143,000	4,143,000
Total assets	$58,055,000	$59,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,150,000	$922,000
Accrued expenses	4,716,000	4,549,000
Total current liabilities	5,866,000	5,471,000
Income taxes payable	401,000	400,000
Total liabilities	6,267,000	5,871,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596 shares issued,
11,116,397 and 11,216,397 shares outstanding, respectively	133,000	133,000
Additional paid-in capital	16,200,000	16,052,000
Retained earnings	45,263,000	46,689,000
Accumulated other comprehensive income	10,000	73,000
Treasury stock - at cost; 2,188,199 and 2,088,199 shares, respectively	(9,818,000)	(9,500,000)
Total stockholders' equity	51,788,000	53,447,000
Total liabilities and stockholders' equity	$58,055,000	$59,318,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended
	March 31,
	2009	2008

Sales	$6,927,000	$10,981,000
Cost of goods sold	3,191,000	4,845,000
Gross profit	3,736,000	6,136,000

Operating expenses:
Selling and marketing	1,917,000	2,104,000
Research and development	2,116,000	2,412,000
General and administrative	1,139,000	1,182,000
Restructuring	444,000
Total operating expenses	5,616,000	5,698,000
(Loss) income from operations	(1,880,000)	438,000

Other income, net	80,000	389,000
(Loss) income before income taxes	(1,800,000)	827,000

Income tax (benefit) provision	(374,000)	236,000
Net (loss) income	$(1,426,000)	$591,000

Basic (loss) earnings per share	$(0.13)	$0.05

Diluted earnings per share		$0.05

Weighted average number of common shares used in basic earnings per share	11,169,730	11,695,348
Potential common shares		33,609
Weighted average number of common shares used in diluted earnings per share		11,728,957

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(1,426,000)	$591,000
Non-cash adjustments:
Depreciation and amortization	644,000	514,000
Tax benefit from stock option exercises		27,000
Stock-based compensation expense	148,000	167,000
Deferred income taxes	(344,000)	173,000
Gain on disposal of assets		(17,000)
Changes in operating assets and liabilities:
Accounts receivable	1,872,000	547,000
Inventories	(563,000)	737,000
Prepaid expenses and other assets	37,000	186,000
Accounts payable and accrued expenses	395,000	472,000
Prepaid income taxes and income taxes payable	142,000	614,000
Net cash provided by operating activities	905,000	4,011,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(212,000)	(94,000)
Capitalized software development costs	(535,000)	(511,000)
Proceeds from disposal of assets		17,000
Purchases of investments	(5,020,000)	(4,000,000)
Proceeds from sales of investments	3,200,000	18,200,000
Net cash (used) provided by investing activities	(2,567,000)	13,612,000

Cash flows from financing activities:
Purchases of treasury stock	(318,000)	(37,000)
Exercise of stock options		272,000
Net cash (used) provided by financing activities	(318,000)	235,000

Net (decrease) increase in cash and cash equivalents	(1,980,000)	17,858,000

Cash and cash equivalents at beginning of period	29,218,000	15,592,000
Cash and cash equivalents at end of period	$27,238,000	$33,450,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A – Basis of Presentation

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2008, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B – Stock-Based Compensation

The Company has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

The Company recognizes compensation expense in the financial statements for stock option awards based on the grant-date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three month periods ended March 31, 2009 and 2008, respectively, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”:

	Three Months Ended
	March 31,
	2009	2008
Stock-based compensation expense	$148,000	$167,000
Income tax benefit	(46,000)	(53,000)
Increase in net loss in 2009 and decrease in net income in 2008	$102,000	$114,000

Increase in loss per share in 2009 and decrease in earnings per share in 2008:
Basic	$0.01	$0.01
Diluted		$0.01

The following table summarizes stock option activity for the first quarter 2009:

		Weighted
	Number of	Average
	shares	Exercise Price
Outstanding at January 1, 2009	1,594,608	$ 7.33
Granted	225,000	2.59
Exercised	-	-
Expired	(46,450)	9.53
Outstanding at March 31, 2009	1,773,158	6.67

Exercisable at March 31, 2009	643,628	$10.08

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At March 31, 2009, the Company had approximately $1,191,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.3 years.

Note C – Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method. Due to the net loss incurred in the first quarter 2009, there were no dilutive options considered for that quarter. The diluted earnings per share calculation excluded the effect of approximately 1,293,000 options for the three months ended March 31, 2008, since such options had an exercise price in excess of the average market price of the Company’s common stock for that period.

Note D – Inventories, net

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Purchased parts and components	$3,740,000	$3,142,000
Work in process	1,482,000	1,642,000
Finished goods	644,000	519,000
Net	$5,866,000	$5,303,000

Note E – Software Development Costs

Software development costs consisted of the following:

	March 31, 2009	December 31, 2008
Capitalized software development costs	$16,120,000	$15,584,000
Less: accumulated amortization	(12,177,000)	(11,744,000)
Net	$3,943,000	$3,840,000

Amortization of software development costs included in cost of goods sold was $432,000 and $325,000 in the first quarter 2009 and 2008, respectively.

Note F – Investments

Investments consisted of the following:

	March 31, 2009	December 31, 2008
Municipal bond, at amortized cost	$1,039,000	$1,047,000
Certificates of deposit and bank guaranteed contracts	5,020,000	-
U.S. Government-backed FNMA note, at amortized cost	-	750,000
Auction rate municipal security, at fair value	-	1,951,000
Put option on auction rate municipal security, at fair value	-	499,000
Total investments	$6,059,000	$4,247,000
Less-current investments	(5,020,000)	(2,450,000)
Non-current investments	$1,039,000	$1,797,000

At December 31, 2008, the Company held one auction rate municipal security with an original cost of $2,450,000, after having received a partial redemption of $50,000 at par in the first quarter 2008. This security was involved in a successful auction in January 2008, but subsequent 2008 auctions failed, and the Company was not able to sell this security. In November 2008, the Company entered into an agreement with the investment brokerage company which had sold this security to the Company, whereby the Company acquired an option to put the security to the brokerage company at any time during 2009 or 2010 at its full par value. In January 2009, the Company exercised its option and sold the security to the brokerage firm, receiving full par value of $2,450,000 as consideration.

During the first quarter 2009, the Company’s FNMA note, which had a maturity date in 2010, was called and redeemed at its face value of $750,000.

Note G – Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months ended March 31, 2009 and 2008, respectively, are as follows:

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income	$(1,426,000)	$591,000
Decrease in unrealized gain on foreign currency hedge contracts, net of tax of $27,000	(54,000)	-
Increase in unrealized loss on investment, net of tax	-	(127,000)
Comprehensive (loss) income	$(1,480,000)	$464,000

Note H – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for the Company’s products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three months ended March 31, 2009 and 2008 were as follows:

	2009	2008
Accrued warranty obligations, January 1	$167,000	$215,000
Actual warranty experience	(26,000)	(23,000)
Warranty provisions	26,000	23,000
Accrued warranty obligations, March 31	$167,000	$215,000

Note I – Stock Repurchase Program

In October 2008, the Board of Directors authorized a new stock repurchase program, whereby the Company may repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. This program expires on October 23, 2009. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 100,000 shares during the first quarter 2009 for an aggregate purchase price of $318,000. For the program-to-date through March 31, 2009, the Company has repurchased 497,000 shares for an aggregate purchase price of $1,597,000.

Note J – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from international operations and significant permanent tax differences including research activities and tax-exempt interest. The Company’s estimated effective annual tax rate was 21% for the three months ended March 31, 2009 and the tax provision does not include any material discrete items. The estimated effective annual tax rate used for the three months ended March 31, 2008 was 29% and did not include any material discrete items. The change in the 2009 rate over 2008 is due primarily to lower earnings expected in the United States and the inclusion in 2009 of the United States research and development tax credit, which Congress had not yet renewed as of March 31, 2008.

The Company had unrecognized tax benefits of $401,000 and $400,000 at March 31, 2009 and December 31, 2008, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2009 and December 31, 2008 are accrued interest and penalties in the amount of $95,000 and $91,000, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2005. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2004. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations. Based upon the closing of the tax years in these various jurisdictions, as well as the conclusion of ongoing examinations by taxing authorities, the Company may adjust its liability for unrecognized tax benefits. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in the next twelve months, or related to ongoing examinations which the Company expects to successfully conclude in that time period. The closure of these unrecognized tax benefits could increase earnings in an amount ranging from $0 to approximately $220,000, including interest and penalties.

Note K – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. The Company’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates. The Company is generally hedging approximately 70% of its estimated foreign currency risk for the next twelve months. The Company’s derivative instruments are designated and qualify as cash flow hedges.

At March 31, 2009, the Company is party to foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) designed to fix in U.S. dollars a portion of the future cost of the Company’s Canadian and United Kingdom operations, which are denominated in Canadian dollars and U.K. pounds sterling, respectively. The Company is party to monthly forward contracts for both Canadian dollars and U.K. pounds sterling through March 2010. The Canadian dollar contracts effectively fix the exchange rate on the first $360,000CDN ($350,000CDN for January 2010 through March 2010) of monthly expenses at rates ranging from .785 to .787. The U.K. pounds sterling contracts effectively fix the exchange rate on the first £105,000 of quarterly expenses during 2009 and the first £100,000 of expenses in the first quarter 2010 at rates ranging from 1.3900 to 1.5005.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs as defined in SFAS No. 157, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability.

The Company’s contracts have been designated as effective cash flow hedges and any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive (loss) income. The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates. Such payments will be recorded as reductions to or increases in expense as they are determined. As of March 31, 2009, the fair value of these contracts was estimated to be an asset in the amount of $14,000. The decline in estimated fair value of these contracts, net of amounts reclassified to earnings, was $81,000 during the first quarter 2009; as such, a corresponding loss on the decline in fair value totaling $54,000 (net of tax) has been charged to Accumulated Other Comprehensive (Loss) Income. The amount of gain reclassified to earnings during the first quarter 2009 was $12,000.

Note L – Restructuring

In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. In connection with this reduction, the Company incurred first quarter 2009 pre-tax restructuring charges of $444,000, primarily for employee-related costs, of which $437,000 resulted in first quarter 2009 cash expenditures.

Note M – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. The Company adopted SFAS No. 141R as of January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The Company adopted the provisions of SFAS No. 161 as of January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As such, the Company has adopted SFAS No. 157 for all nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not believe that the adoption of this Staff Position will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company will include the required disclosures in its Form 10-Q filings starting in the second quarter of 2009.

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

Management believes, based on the weight of all available evidence, that the realization of the Company’s deferred tax assets is more likely than not. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. The Company’s ability to realize the recorded balances of its deferred tax assets is dependent upon the Company’s ability to generate future taxable income in the jurisdictions in which the Company operates. As of December 31, 2008, it was estimated that it will require future pre-tax earnings in excess of $7 million in order to fully realize the value of the Company's deferred tax assets. Of this amount, the Company must recognize approximately $650,000 of capital gains in 2009 or 2010 in order to fully realize the recorded balance of deferred tax assets relating to capital loss carry-forwards. If the Company were to sustain future net losses, or if the Company is unable to generate sufficient capital gains by 2010, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

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

The quoted market capitalization of the Company was less than the Company’s book value at both December 31, 2008 and March 31, 2009. The Company used a discounted cash flow valuation model applied to a five-year projection of future cash flows in its evaluation of goodwill at December 31, 2008. This cash flow valuation model necessarily involves considerable judgment in the estimation of inputs and assumptions used in this cash flow valuation model. The accounting estimate related to impairment of goodwill is considered a "critical accounting estimate" because these impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors that impact estimated future cash flows and the estimated implied fair value of the Company.

Should actual results differ materially from those projected, it may become necessary to record an impairment charge against some or all of the carrying value of goodwill. The current economic downturn has negatively impacted many of these inputs and assumptions. If market and economic conditions do not improve or should they deteriorate further, this would increase the likelihood of future non-cash impairment charges related to the carrying value of goodwill.

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

Restructuring Costs: Restructuring costs may consist of employee-related severance costs, lease termination costs and other facility-related closing expenses. Employee-related severance benefits are recorded either at the time an employee is notified or, if there are extended service periods, is estimated and recorded pro-rata over the period of each planned restructuring activity. Lease termination costs are calculated based upon fair value considering the remaining lease obligation amounts and estimates for sublease receipts. The accounting estimate related to restructuring costs is considered a "critical accounting estimate" because estimates are made in calculating the amount of employee-related severance benefits that will ultimately be paid and the amount of sublease receipts that will ultimately be received in future periods. Actual amounts paid for employee-related severance benefits can vary from these estimates depending upon the number of employees actually receiving severance payments. Actual sublease receipts received may also vary from estimates.

Business Overview

The following discussion contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and these forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company is a global supplier of advanced network communications and control solutions to end users, application developers and original equipment manufacturers that serve mission critical telecommunications, aerospace and defense markets. The Company provides remotely manageable, IP-centric network elements specifically engineered for high availability, scalability, and long life cycle deployments. The Company’s products are built upon its own U.S.-manufactured hardware combined with the Company’s NexusWare® Carrier Grade Linux® operating system and software development environment plus a broad suite of communications protocols and high availability middleware. Performance Technologies’ product portfolio includes the SEGway™ suite of Signaling (SS7/SIP) Transfer Points, Signaling Gateways and Bridges, and its IPnexus® family of COTS-based application ready systems, WAN gateways, and multi-protocol communications servers.

The Company is headquartered in Rochester, New York and maintains centers of engineering excellence in San Diego and San Luis Obispo, California, and Kanata, Ontario, Canada. It has sales and marketing offices in the U.S. in Raleigh, Chicago, Dallas, and San Jose and international offices in London, England and Shanghai, China.

The Company’s business addresses one industry segment - Communications - and globally targets two primary vertical markets for its communications products, namely telecommunications and aerospace and defense. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our OEM and application-ready systems products are primarily dependent on broad, multi-year deployments of next-generation telecommunications infrastructure. The OEM telecommunications market continues to be very challenging as is illustrated by the financial reports being issued by the major telecommunications equipment suppliers that the Company sells to. Telecommunications market revenues generated from end solutions, such as our SEGway signaling solutions, are governed by investments necessary to support existing and evolving service demands on the signaling network. Demand continues to be strong for our SEGway signaling solutions as carriers and service providers continue to invest in signaling infrastructure to support the worldwide growth in text messaging and other signaling based services. Sales into the aerospace and defense market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. We continue to see new aerospace and defense project opportunities for our COTS-based, application ready systems. While many aerospace and defense deployments appeared to have stalled during the first quarter 2009, customers now appear to be reengaging and activity levels appear to be quite promising for existing and new programs and projects.

Strategy

The Company’s strategy is to maximize the value proposition of its products by leveraging its field proven systems, software and hardware technologies developed over a twenty-eight year record of demonstrated innovation. A tightly integrated combination of these technologies results in measurable benefits to its customers through compelling return-on-investment and substantially accelerated time to market metrics.

As outlined in PART 1, ITEM 1, under the caption “Business” of the Company’s Annual Report for the year ended December 31, 2008, as filed on Form 10-K with the Securities and Exchange Commission, management is proceeding with four multi-faceted initiatives to construct a solid foundation for long-term growth. These efforts are directed at niches within the communications market including signaling, aerospace and defense. These initiatives include further strengthening of our SEGway Signaling Systems product line, greater concentration on the creation and sale of our IPnexus Application Ready Systems for mission critical communications applications, intensifying our market diversification efforts in the aerospace and defense markets, and identifying forward-looking network communications growth opportunities that we can pursue with our own end product solutions.

There are identifiable risks associated with the Company’s strategy in the current economic climate. While management believes that the signaling and aerospace and defense sectors are growing markets over the long term, the application developers and original equipment manufacturers markets for communications products are experiencing challenging economic conditions which are impacting business prospects. Management expects to realize measurable progress on its strategic initiatives for 2009. However, based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability will be very difficult.

Financial Overview Revenue:

The deterioration of the global economic climate, which began accelerating in the third quarter of last year, significantly impacted investments in network infrastructure by carriers and service providers during the first quarter 2009, as compared to the prior year. Revenue in the first quarter 2009 amounted to $6.9 million, compared to $11.0 million in the first quarter 2008. This decline in revenue was attributable to lower shipments to the Company’s traditionally two largest customers, by approximately $2 million, and lower shipments to our OEM telecommunications customers as these companies faced lower demand from their end-markets and focused on reducing their inventories as one element of cash preservation. Shipments to customers outside of the United States represented 39% and 47% of sales in the first quarter 2009 and 2008, respectively.

Earnings:

The Company incurred a net loss in the first quarter 2009 in the amount of ($1.4 million), or ($.13) per basic share, including a restructuring charge of $.4 million, or $.03 per share and stock-based compensation expense of $.1 million, or $.01 per share, based on 11.2 million shares outstanding. Net income in the first quarter 2008 totaled $.6 million, or $.05 per diluted share, including stock-based compensation expense of $.2 million, or $.01 per share, based on 11.7 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $33.3 million and $33.5 million at March 31, 2009 and December 31, 2008, respectively. The Company had no long-term debt at either date.

Cash generated from operating activities amounted to $.9 million and $4.0 million in the three months ended March 31, 2009 and 2008, respectively. The period-over-period decrease in cash generated from operating activities amounted to $3.1 million and is primarily attributable to the net loss of $1.4 million in the first quarter 2009, compared to net income of $.6 million for the corresponding quarter in 2008, and a $.6 million increase in inventory in the first quarter 2009, compared to a $.7 million inventory reduction in the first quarter 2008. This was partially offset by a $1.9 million reduction in accounts receivable in 2009, compared to a $.5 million reduction in the first quarter 2008.

Key Performance Indicator:

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Most of our OEM systems customers are placing orders for product only when they have orders in hand from their customers. Forward-looking visibility on customer orders continues to be at record low levels. Shipments to customers amounted to $6.9 million in the first quarter 2009, compared to $11.0 million in the first quarter 2008. Shipments during 2009 have been negatively impacted by the effects of the global economic slowdown, as equipment manufacturers sharply curtailed procurement and reduced inventory levels.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations
Three Months Ended March 31, 2009, Compared with the Three Months Ended March 31, 2008

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of operations for the periods indicated:
	Three Months Ended March 31,
	2009	2008
Sales	100.0%	100.0%
Cost of goods sold	46.1%	44.1%
Gross profit	53.9%	55.9%

Operating expenses:
Selling and marketing	27.7%	19.2%
Research and development	30.5%	22.0%
General and administrative	16.4%	10.8%
Restructuring	6.4%
Total operating expenses	81.0%	52.0%
(Loss) income from operations	(27.1)%	3.9%

Other income, net	1.1%	3.6%
(Loss) income before income taxes	(26.0)%	7.5%

Income tax (benefit) provision	(5.4)%	2.1%
Net (loss) income	(20.6)%	5.4%

Sales. Total revenue for the first quarter 2009 amounted to $6.9 million, compared to $11.0 million for the corresponding quarter in 2008. During the first quarter 2009, one customer, Raytheon, accounted for 11% of sales. Raytheon is a prime contractor and utilizes our COTS-based, application-ready systems in government network programs. The Company’s traditionally two largest customers, Data Connection Ltd. and Alcatel-Lucent, represented 14% of sales in the first quarter 2009, compared to 27% in the first quarter 2008, as their customers sharply curtailed product purchases. In the first quarter 2009, the Company’s four largest customers represented 36% of sales, compared to 50% of sales in the first quarter 2008. In the first quarter 2008, two customers, Data Connection Ltd. and Alltel Communications, represented 21% and 17% of sales, respectively.

Shipments to customers outside of the United States represented 39% and 47% of the Company’s sales during the first quarter 2009 and 2008, respectively. Total shipments to customers in the United Kingdom represented 7% of sales in the first quarter 2009, compared to 22% of sales in the first quarter 2008. One UK customer, Data Connection Ltd., represented 6% and 21% of sales in the first quarter 2009 and 2008, respectively.

The Company’s products are grouped into three distinct categories in one market segment. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Communications	71%	59%
Computing	21%	28%
Switching	8%	13%
	100%	100%

Communications products:

Communications products are comprised of SEGway signaling, network access and voice products. The Company’s SEGway signaling products, which are built on our IPnexus® systems, provide a full suite of signaling solutions that seamlessly bridge between circuit-switched networks and the growing “IP-based” networks. Network access products provide a connection between a variety of voice, data and signaling networks and embedded systems platforms that are used to control the network and/or process information being transported over networks. This product family has significant synergies with our NexusWare software and our complete line of communications protocols. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $4.9 million and $6.4 million in the first quarter 2009 and 2008, respectively. This decrease of $1.5 million, or 23%, was largely due to declines in sales to the Company’s OEM telecommunications customers. Included in first quarter 2008 sales were $1.9 million in shipments to one customer, Alltel Communications, Inc., which did not reoccur in the first quarter 2009.

Computing products:

Computing products include IPnexus systems, a range of single board compute elements and associated chassis management products.

Computing products revenue amounted to $1.5 million and $3.1 million in the first quarter 2009 and 2008, respectively. This decrease of $1.6 million, or 52%, was primarily attributable to a $1.8 million decline in shipments to Data Connection Ltd. and a variety of OEM customers, partially offset by a $.4 million increase in computing products shipments to Raytheon.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for IPnexus systems and competing platforms.

Switch revenue totaled $.5 million and $1.4 million in the first quarter 2009 and 2008, respectively. This decrease of $.9 million, or 64%, reflects a $.3 million decrease of shipments to Alcatel-Lucent, as well as very low demand from the Company’s other switch customers.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $3.7 million and 53.9% of sales in the first quarter 2009, compared to $6.1 million and 55.9% of sales for the first quarter 2008. The decline in gross profit was attributable to the lower sales volume, while the decline in gross margin percentage was primarily attributable to lower manufacturing capacity utilization, offset partially by improved sales mix toward higher-margin Communications products.

Total Operating Expenses. Total operating expenses amounted to $5.6 million (including $.4 million in restructuring expenses) and $5.7 million in the first quarter 2009 and 2008, respectively.

Selling and marketing expenses were $1.9 million and $2.1 million for the first quarter 2009 and 2008, respectively. The decrease of $.2 million, or 10%, primarily relates to lower sales commissions due to lower sales volumes, offset partially by the 2008 hiring of additional sales and marketing personnel for its signaling organization.

Research and development expenses were $2.1 million and $2.4 million in the first quarter 2009 and 2008, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.5 million during the first quarter of both 2009 and 2008. This year-over-year decrease in gross expenditures of 10% is primarily attributable to a reduction in force in the first quarter 2009, as well as, the effects of the weaker Canadian dollar relative to the U.S. dollar.

General and administrative expenses were $1.1 million and $1.2 million in the first quarter 2009 and 2008, respectively. This decrease of $.1 million, or 4%, primarily relates to lower stock-based compensation expenses.

Restructuring expenses were $.4 million in the first quarter 2009. In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. In connection with this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. The restructuring expenses were substantially all employee-related expenses, and substantially all were cash expenditures in the first quarter 2009. This action is expected to yield annual operating expense savings in excess of $1.0 million, beginning in the first quarter 2009.

Other Income, net. Other income consists primarily of interest income. During the first quarter 2009, the Company’s funds were invested in government-guaranteed money market funds, certificates of deposit and bank guaranteed accounts which paid substantially lower interest rates than the auction rate municipal securities and other investments held during the first quarter 2008.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from the Company’s international operations, research activities, tax exempt interest and foreign sales.

The Company’s income tax benefit for the first quarter 2009 amounted to $.4 million, compared to a provision of $.2 million for the first quarter 2008. For the first quarter 2009, the Company’s annual estimated effective income tax rate is 21%. For the first quarter 2008, the estimated effective income tax rate was 29%. The expected annual effective tax rate in the first quarter 2009 is lower than in the corresponding quarter in 2008 primarily due to inclusion in 2009 of the United States research and development tax credit, which was renewed by Congress late in 2008, offset by lower tax-exempt interest in 2009.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $33.3 million and $33.5 million at March 31, 2009 and December 31, 2008, respectively. The Company had working capital of $39.8 million and $41.2 million at March 31, 2009 and December 31, 2008, respectively.

For the three months ended March 31, 2009, cash provided by operating activities amounted to $.9 million. This amount included net loss of ($1.4 million), depreciation and amortization charges of $.6 million and stock-based compensation expense of $.1 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a decrease of accounts receivable and increase in accounts payable and accruals of $1.9 million and $.4 million, respectively, offset partially by an increase of inventory of $.6 million. The decrease in accounts receivable was primarily due to the lower level of sales in the first quarter 2009, compared to the first quarter 2008, as well as improved cash collections.

Cash used by investing activities during the first quarter 2009 totaled $2.6 million, resulting from net investment purchases of $5.0 million, capitalized software development costs amounting to $.5 million and capital expenditures of $.2 million, offset by proceeds from investment sales of $3.2 million, including the sale of the Company’s auction rate municipal security for $2.5 million in January 2009.

Cash used by financing activities for the first quarter 2009 amounted to $.3 million, resulting from repurchases by the Company of its Common Stock. In October 2008, the Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million, through October 23, 2009. Under this program, shares of Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased .1 million common shares for a total cost of $.3 million during the first quarter 2009. Since the program’s inception in October 2008, the Company has repurchased .5 million shares under this plan for a total cost of $1.6 million.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first quarter 2009.

Contractual Obligations:

The Company has approximately $.4 million associated with unrecognized tax benefits and estimated related interest and penalties at March 31, 2009. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. The Company adopted SFAS No. 141R as

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS Statement No. 133 (“SFAS No. 161”). SFAS No. 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The Company adopted the provisions of SFAS No. 161 as of January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. As such, the Company has adopted SFAS No. 157 for all nonfinancial assets and liabilities as of January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not believe that the adoption of this Staff Position will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company will include the required disclosures in its Form 10-Q filings starting in the second quarter of 2009.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively the “Company”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words or phrases such as the Company or its management “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. All statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2008, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and deferred tax assets, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause the Company’s actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in the Annual Report on Form 10-K. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. The Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances, or to reflect the occurrence of unanticipated events, with the Securities and Exchange Commission (“SEC” or “ the Commission”).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes the Company’s exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of money market funds, certificates of deposit and bank guaranteed contracts. The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, the Company’s expenses at these locations are denominated in the local currency and the Company’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom. The Company has entered into foreign currency hedge contracts in both its Canadian and United Kingdom subsidiaries to reduce the exposure of such foreign currency exchange variability to the Company’s 2009 and first quarter 2010 results of operations (see Note K to the financial statements included elsewhere in this Form 10-Q).

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding first quarter 2009 purchases of common stock under the Company’s stock repurchase program, which was authorized by the Board of Directors on October 23, 2008. Under the repurchase program, the Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock through October 23, 2009.  Since the commencement of this repurchase plan, the Company repurchased .5 million common shares under this plan for an aggregate dollar amount of $1.6 million.

			Total	Approximate
			number of	dollar value
			shares	of shares
			purchased	that may yet
	Total		as part of	be
	number of	Average	publicly	purchased
	shares	price paid	announced	under the
Period	purchased	per share	plan	plan
January 1 – 31	-	-	397,000	$8,721,000
February 1 – 28	100,000	$3.18	497,000	$8,403,000
March 1 – 31	-	-	497,000	$8,403,000

ITEM 6. EXHIBITS

10.1	Form of stock option grant – officer option award – 2003 plan
10.2	Form of stock option grant - other officer options – change in control provision
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

May 8, 2009	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

May 8, 2009	By: /s/	Dorrance W. Lamb
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2009	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Exhibit 31.2

Certification of Chief Executive Officer

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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 8, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 8, 2009	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: May 8, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer