Form 10-Q
period 2009-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2009-08-07
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2009
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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of July 31, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	June 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$21,755,000	$29,218,000
Investments	7,010,000	2,450,000
Accounts receivable, net	4,279,000	6,677,000
Inventories	5,392,000	5,303,000
Prepaid income taxes	100,000	299,000
Prepaid expenses and other assets	628,000	796,000
Deferred income taxes	209,000	1,841,000
Fair value of foreign currency hedge contracts	293,000	107,000
Total current assets	39,666,000	46,691,000

Investments	3,031,000	1,797,000
Property, equipment and improvements, net	1,954,000	2,069,000
Software development costs, net	4,132,000	3,840,000
Deferred income taxes		778,000
Goodwill	4,143,000	4,143,000
Total assets	$52,926,000	$59,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$813,000	$922,000
Accrued expenses	3,805,000	4,549,000
Total current liabilities	4,618,000	5,471,000
Income taxes payable	275,000	400,000
Deferred income taxes	533,000
Total liabilities	5,426,000	5,871,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596 shares issued,
11,116,397 and 11,216,397 shares outstanding, respectively	133,000	133,000
Additional paid-in capital	16,358,000	16,052,000
Retained earnings	40,534,000	46,689,000
Accumulated other comprehensive income	293,000	73,000
Treasury stock - at cost; 2,188,199 and 2,088,199 shares, respectively	(9,818,000)	(9,500,000)
Total stockholders' equity	47,500,000	53,447,000
Total liabilities and stockholders' equity	$52,926,000	$59,318,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$6,356,000	$11,225,000	$13,283,000	$22,206,000
Cost of goods sold	3,154,000	4,857,000	6,345,000	9,702,000
Gross profit	3,202,000	6,368,000	6,938,000	12,504,000

Operating expenses:
Selling and marketing	1,698,000	2,135,000	3,614,000	4,239,000
Research and development	1,986,000	2,272,000	4,102,000	4,684,000
General and administrative	1,181,000	1,313,000	2,319,000	2,495,000
Restructuring charges			445,000
Total operating expenses	4,865,000	5,720,000	10,480,000	11,418,000
(Loss) income from operations	(1,663,000)	648,000	(3,542,000)	1,086,000

Other income, net	177,000	268,000	256,000	657,000
(Loss) income before income taxes	(1,486,000)	916,000	(3,286,000)	1,743,000

Income tax provision	3,245,000	280,000	2,871,000	516,000
Net (loss) income	$(4,731,000)	$636,000	$(6,157,000)	$1,227,000

Basic (loss) earnings per share	$(.43)	$0.05	$(.55)	$0.10

Diluted earnings per share		$0.05		$0.10

Weighted average number of common shares used in
basic earnings per share	11,116,397	11,687,010	11,142,916	11,691,179
Potential common shares		5,703		19,656
Weighted average number of common shares used in
diluted earnings per share		11,692,713		11,710,835

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(6,157,000)	$1,227,000
Non-cash adjustments:
Depreciation and amortization	1,257,000	1,089,000
Deferred income taxes	2,977,000	155,000
Stock-based compensation expense	306,000	319,000
Tax benefit from stock option exercises		27,000
Gain on disposal of assets		(13,000)
Changes in operating assets and liabilities:
Accounts receivable	2,398,000	(12,000)
Inventories	(89,000)	(323,000)
Prepaid expenses and other assets	168,000	241,000
Accounts payable and accrued expenses	(853,000)	320,000
Prepaid income taxes and income taxes payable	74,000	910,000
Net cash provided by operating activities	81,000	3,940,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(297,000)	(348,000)
Capitalized software development costs	(1,120,000)	(941,000)
Proceeds from disposal of assets		17,000
Purchases of investments	(9,009,000)	(5,064,000)
Proceeds from sales of investments	3,200,000	18,200,000

Net cash (used) provided by investing activities	(7,226,000)	11,844,000

Cash flows from financing activities:
Purchases of treasury stock	(318,000)	(1,063,000)
Exercise of stock options		549,000
Net cash used by financing activities	(318,000)	(514,000)

Net (decrease) increase in cash and cash equivalents	(7,463,000)	15,270,000

Cash and cash equivalents at beginning of period	29,218,000	15,592,000
Cash and cash equivalents at end of period	$21,755,000	$30,862,000

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

The Company evaluated all events or transactions that occurred after June 30, 2009 through August 6, 2009, the date on which these financial statements were issued.  During this period there were no material subsequent events that impacted the consolidated financial statements.

Note B – Fair Value Measurements

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and requires certain disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Such inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the asset or liability. Such inputs are used to measure fair value when observable inputs are not available.

At June 30, 2009, the Company held $7.0 million of investments in certificates of deposit, guaranteed investment contracts and commercial paper (Note G) that are measured at fair value in the accompanying financial statements. The fair value of these assets has been estimated using Level 2 inputs. In addition, the Company is a party to foreign currency hedge contracts (Note L), the fair value of which is estimated to be an asset in the amount of $293,000 at June 30, 2009. The fair value of these contracts is also estimated using Level 2 inputs.

Note C – Stock-Based Compensation

The Company has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

The Company recognizes compensation expense in the financial statements for stock option awards based on the grant-date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and six month periods ended June 30, 2009 and 2008, respectively, under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Stock-based compensation expense – stock options	$158,000	$152,000	$306,000	$319,000
Income tax benefit		(48,000)		(100,000)
Net decrease in net income	$158,000	$104,000	$306,000	$219,000

Per share increase in loss or decrease in earnings:
Basic	$0.01	$0.01	$0.03	$0.02
Diluted		$0.01		$0.02

The following table summarizes stock option activity for the six months ended June 30, 2009:

		Weighted
	Number	Average
	of shares	Exercise Price
Outstanding at January 1, 2009	1,594,608	$ 7.33
Granted	275,000	2.61
Exercised	-	-
Expired	(289,925)	15.64
Outstanding at June 30, 2009	1,579,683	4.99

Exercisable at June 30, 2009	400,353	$6.00

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At June 30, 2009, the Company had approximately $817,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.8 years.

Note D – Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method. Due to the net loss incurred in the three and six months ended June 30, 2009, there were no dilutive options considered for either period. The diluted earnings per share calculation excluded the effect of approximately 1,306,000 and 1,389,000 options for the three and six months ended June 30, 2008, since such options had an exercise price in excess of the average market price of the Company’s common stock for that period and therefore are considered to be anti-dilutive.

Note E – Inventories, net

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Purchased parts and components	$3,445,000	$3,142,000
Work in process	1,296,000	1,642,000
Finished goods	651,000	519,000
Net	$5,392,000	$5,303,000

Note F – Software Development Costs

Software development costs consisted of the following:

	June 30, 2009	December 31, 2008
Capitalized software development costs	$16,704,000	$15,584,000
Less: accumulated amortization	(12,572,000)	(11,744,000)
Net	$4,132,000	$3,840,000

Amortization of software development costs included in cost of goods sold was $395,000 and $380,000 in the second quarter 2009 and 2008, respectively. Amortization of software development costs included in cost of goods sold was $827,000 and $705,000 for the six months ended June 30, 2009 and 2008, respectively.

Note G – Investments

Investments consisted of the following:

	June 30, 2009	December 31, 2008
Municipal bond (1)	$1,032,000	$1,047,000
U.S. Treasury Note (1)	1,999,000	-
Certificates of deposit and bank guaranteed contracts (2)	5,020,000	-
Commercial paper (2)	1,990,000	-
U.S. Government-backed FNMA note (1)	-	750,000
Auction rate municipal security (2)	-	1,951,000
Put option on auction rate municipal security (2)	-	499,000
Total investments	$10,041,000	$4,247,000
Less-current investments	(7,010,000)	(2,450,000)
Non-current investments	$3,031,000	$1,797,000

(1) - at amortized cost
(2) - at fair value

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

Note H – Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three and six month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(4,731,000)	$636,000	$(6,157,000)	$1,227,000
Increase in unrealized gain on foreign currency
hedge contracts, net of tax effect	283,000	-	220,000	-
Unrealized loss on investment, net of tax	-	(96,000)	-	(223,000)
Comprehensive (loss) income	$(4,448,000)	$540,000	$(5,937,000)	$1,004,000

Note I – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for the Company’s products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	2009	2008
Accrued warranty obligations, January 1	$167,000	$215,000
Actual warranty experience	(26,000)	(23,000)
Warranty provisions	26,000	23,000
Accrued warranty obligations, March 31	167,000	215,000
Actual warranty experience	(34,000)	(32,000)
Warranty provisions	(32,000)	22,000
Accrued warranty obligations, June 30	$101,000	$205,000

Note J – Stock Repurchase Program

In October 2008, the Board of Directors authorized a new stock repurchase program, whereby the Company may repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. This program expires on October 23, 2009. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 100,000 shares during the first half 2009 for an aggregate purchase price of $318,000. For the program-to-date through June 30, 2009, the Company has repurchased 497,000 shares for an aggregate purchase price of $1,597,000.

Note K – Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2009 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, permanent tax differences including research activities and tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets. The calculation of the valuation allowance considers deferred income tax liabilities related to indefinite-lived intangible assets, which cannot be considered as a source of future taxable income.

The Company’s effective tax rate for the three and six months ended June 30, 2008, differed from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate and permanent tax differences including tax-exempt interest.

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” The Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making this judgment, the Company considers all available positive and negative evidence, including projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and recent financial performance. As of June 30, 2009, the Company updated its projections of taxable income for 2009, and has projected that the Company will have a three year U.S. cumulative pre-tax book loss, calculated using 2007 and 2008 actual results combined with projected 2009 results. This is considered to be a significant negative factor that is difficult to overcome. Based upon the Company’s review of all positive and negative evidence, including its projected three year cumulative jurisdictional pre-tax book loss for 2007 through 2009, the Company has concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three month period ended June 30, 2009. This valuation allowance and corresponding non-cash charge to income tax provision amounts to $3,304,000, including the reversal of the income tax benefit that had been recorded in the three month period ended March 31, 2009. Included in this charge is $237,000 relating to the Company’s determination that it will likely not execute a strategy to realize its capital loss carry-forward, which expires in 2010.

For the second quarter 2009, the income tax provision amounted to $3,245,000, which included the non-cash charge discussed in the preceding paragraph. This amount also included an income tax benefit relating to the release of a reserve for income tax uncertainties amounting to $134,000 including interest and penalties, relating to a settlement with the relevant tax authority.

In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $119,000 at June 30, 2009 and December 31, 2008. In addition, the Company had deferred tax assets amounting to $90,000 at June 30, 2009 available to offset a portion of the unrecognized tax benefits liability if such uncertainties were to result in tax assessments.

The Company had unrecognized tax benefits of $275,000 and $400,000 at June 30, 2009 and December 31, 2008, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2009 and December 31, 2008 are accrued interest and penalties in the amount of $59,000 and $91,000, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2005. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2004. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations. Based upon the closing of the tax years in these various jurisdictions, as well as the conclusion of ongoing examinations by taxing authorities, the Company may adjust its liability for unrecognized tax benefits. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in the next twelve months, or related to ongoing examinations which the Company expects to successfully conclude in that time period. The closure of these unrecognized tax benefits could increase earnings in an amount ranging from $0 to approximately $126,000, including interest and penalties.

Note L – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. The Company’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates. The Company has hedged approximately 70% of its estimated foreign currency risk for the next nine months. The Company’s derivative instruments are designated and qualify as cash flow hedges.

At June 30, 2009, the Company is party to foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) designed to fix in U.S. dollars a portion of the future cost of the Company’s Canadian and United Kingdom operations, which are denominated in Canadian dollars and U.K. pounds sterling, respectively. The Company is party to monthly forward contracts for both Canadian dollars and U.K. pounds sterling through March 2010. The Canadian dollar contracts effectively fix the exchange rate on the first $360,000CDN of monthly expenses for the months July through December 2009 (and the first $350,000CDN for the months January through March 2010) at rates ranging from .785 to .787. The U.K. pounds sterling contracts effectively fix the exchange rate on the first £105,000 of quarterly expenses during 2009 and the first £100,000 of expenses in the first quarter 2010 at rates ranging from 1.3900 to 1.5005.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in SFAS No. 157 and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs as defined in SFAS No. 157, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability.

The Company’s contracts have been designated as effective cash flow hedges and any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive (loss) income. No portion of these derivative instruments is considered to be ineffective. The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates. Such payments are recorded as reductions to or increases in operating expense as they are determined.

The fair value of the Company's derivative instruments was as follows:

	Balance	Fair value at
	Sheet	June 30,	December 31,
	Location	2009	2008
Derivatives designated as hedging instruments under SFAS No. 133	Current assets	$293,000	$107,000

The Company’s derivative instruments had the following effect on the statements of operations:

Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location	Three	Six
	of gain	months	months
	recognized in	ended	ended
Derivatives in SFAS No. 133 fair value hedging relationships	operations	June 30, 2009
Foreign exchange contracts	Operating expenses	$85,000	$98,000

The Company’s derivative instruments had the following effect on other comprehensive (loss) income:
Amount of gain recognized in other comprehensive income
	Three	Six
	months	months
	ended	ended
June 30, 2009
Net change in the fair value of foreign currency hedge contracts:	$279,000	$186,000

Note M – Restructuring

In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. In connection with this reduction, the Company incurred first quarter 2009 pre-tax restructuring charges of $444,000, primarily for employee-related costs, of which $437,000 resulted in first quarter 2009 cash expenditures, and the remainder resulted in second quarter 2009 cash expenditures.

Note N – Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company has included the required disclosures in this Form 10-Q filing.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 in the second quarter of 2009 and the adoption of SFAS No. 165 did not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 168” (“SFAS No. 168”). This Statement establishes two levels of U.S. generally accepted accounting principles (“GAAP”) – authoritative and non-authoritative. The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009. The adoption of SFAS No. 168 will not have any impact on the Company’s Consolidated Financial Statements.

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

Valuation of Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. In making this judgment, the Company considers all available positive and negative evidence, including projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and recent financial performance.

The accounting estimate related to income taxes is considered a “critical accounting estimate” because considerable judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the valuation allowance would increase income to be recognized in the period such determination was made.

Prior to the second quarter 2009, management believed, based on the weight of all available evidence, that it was more likely than not that the Company would realize its deferred tax assets. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. The Company’s ability to realize the recorded balances of its deferred tax assets depends upon the Company’s ability to generate future taxable income in the jurisdictions in which the Company operates. These carry-forwards begin to expire in 2024. As of June 30, 2009, the Company estimates that it will require future pre-tax earnings in excess of $10 million in order to fully realize the value of the Company's deferred tax assets. Of this amount, the Company must recognize approximately $650,000 of capital gains in 2009 or 2010 in order to fully realize the recorded balance of deferred tax assets relating to capital loss carry-forwards.

At June 30, 2009, the Company projected that it will have a cumulative taxable loss in the United States for the three year period covering 2007 through 2009, which the Company believes is significant negative evidence in evaluating the realizability of its deferred tax assets, in light of the carry-forward expirations and continued weak global economy. As a result, the Company concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three month period ended June 30, 2009. This valuation allowance and corresponding non-cash charge to income tax provision amounts to $3.3 million, including the reversal of the income tax benefit that had been recorded in the three month period ended March 31, 2009. Included in this charge was $.2 million relating to the Company’s determination that it will likely not execute a strategy to realize its capital loss carry-forward, which expires in 2010.

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

The quoted market capitalization of the Company was less than the Company’s book value at both December 31, 2008 and June 30, 2009. The Company used a discounted cash flow valuation model applied to a five-year projection of future cash flows in its evaluation of goodwill at December 31, 2008, and determined that it was necessary to update this model as of June 30, 2009 due to the decision to record a valuation allowance against the Company’s U.S. deferred tax assets (as discussed above). In addition, the Company employs a market capitalization test and a multiple-of-revenue test for one of its marketable proprietary technologies as additional methods to estimate the market value of the Company. The Company has determined that the fair value of goodwill exceeds its carrying value and there is no impairment at June 30, 2009.

Because these valuation models necessarily involve considerable judgment in the estimation of inputs and assumptions, the accounting estimate related to impairment of goodwill is considered a "critical accounting estimate." Estimates of future cash flows depend upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors.

Should actual results differ materially from those projected, it may become necessary to record an impairment charge against some or all of the carrying value of goodwill. The current economic downturn has negatively impacted many of the Company’s inputs and assumptions. If market and economic conditions do not eventually improve or should they deteriorate further, this would increase the likelihood of future non-cash impairment charges related to the carrying value of goodwill.

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

The OEM telecommunications market continues to be very challenging as is illustrated by the financial reports being issued by the major telecommunications equipment suppliers that the Company sells to. Demand continues to be strong for our SEGway signaling solutions in the U.S. as carriers and service providers continue to invest in signaling infrastructure to support the worldwide growth in the demands on the signaling network. Demand for our signaling products was soft in other parts of the world. The aerospace and defense market continues to be an important sales focus for the Company. We continue to see new aerospace & defense project opportunities for our COTS-based, application ready systems. Many of the existing and new aerospace and defense projects continue to move forward at the usual pace, which is lumpy, and do not appear to have been accelerated by the Administration’s Stimulus program.

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

Financial Overview

Revenue:

The deterioration of the global economic climate, which began accelerating in the third quarter of 2008, continued to significantly impact investments in network infrastructure by carriers and service providers during the first half of 2009, as compared to the prior year. Revenue in the second quarter 2009 amounted to $6.4 million, compared to $11.2 million in the second quarter 2008. This decline in revenue reflected lower shipments to the Company’s traditionally two largest customers, by approximately $2 million, lower shipments to our OEM telecommunications customers as these companies faced lower demand from their end-markets and focused on continued reductions of their inventories, and a decline in end-user revenues. Shipments to customers outside of the United States represented 62% and 58% of sales in the second quarter 2009 and 2008, respectively.

Earnings:

The Company incurred a net loss in the second quarter 2009 in the amount of ($4.7 million), or ($.43) per basic share, based on 11.1 million shares outstanding. This loss includes a non-cash income tax charge amounting to $.30 per share for an income tax valuation allowance recorded against the Company’s United States deferred tax assets. This non-cash income tax charge, required by generally accepted accounting principles, has no impact on the Company’s business operations or liquidity. The second quarter loss also includes a discrete income tax benefit of $.01 per share and stock compensation expense of $.01 per share. Net income in the second quarter 2008 amounted to $.6 million, or $.05 per diluted share including stock-based compensation expense of $.01 per share, based on 11.7 million shares outstanding.

The Company incurred a net loss for the six months ended June 30, 2009 amounting to ($6.2 million), or ($.55) per basic share, based on 11.1 million shares outstanding. This loss includes a non-cash income tax charge amounting to $.30 per share for an income tax valuation allowance recorded against the Company’s United States deferred tax assets. This non-cash income tax charge, required by generally accepted accounting principles, has no impact on the Company’s business operations or liquidity. The loss also includes a restructuring charge of $.04 per share, a discrete income tax benefit of $.01 per share and stock-based compensation expense of $.03 per share. Net income for the six months ended June 30, 2008 amounted to $1.2 million, or $.10 per diluted share including stock-based compensation expense of $.02 per share, based on 11.7 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $31.8 million and $33.5 million at June 30, 2009 and December 31, 2008, respectively. The Company had no long-term debt at either date.

Cash generated from operating activities amounted to $.1 million and $3.9 million in the six months ended June 30, 2009 and 2008, respectively. The period-over-period decrease in cash generated from operating activities amounted to $3.8 million and is primarily attributable to the net loss of ($6.2 million) in 2009, compared to net income of $1.2 million for the corresponding period in 2008, less the non-cash deferred income tax provision of $3.0 million in 2009. Also contributing to the decrease in cash generated from operating activities was a $.9 million decrease in accounts payable and accrued expenses in 2009, compared to a $.3 million increase in 2008. These were partially offset by a $2.4 million reduction in accounts receivable in 2009, as compared to 2008, when there was no change, and a year-over-year increase in depreciation and amortization of $.2 million in 2009.

Key Performance Indicator:

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Most of our OEM systems customers are placing orders for product only when they have orders in hand from their customers. Forward-looking visibility on customer orders continues to be extremely limited. Shipments to customers amounted to $6.4 million in the second quarter 2009, compared to $11.2 million in the second quarter 2008. Shipments during 2009 have been negatively impacted by the effects of the global economic slowdown, as customers sharply curtailed procurements to conserve cash.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations
Three and Six Months Ended June 30, 2009, Compared with the Three and Six Months Ended June 30, 2008

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.6	43.3	47.8	43.7
Gross profit	50.4	56.7	52.2	56.3

Operating expenses:
Selling and marketing	26.7	19.0	27.2	19.1
Research and development	31.2	20.2	30.9	21.1
General and administrative	18.6	11.7	17.5	11.2
Restructuring charges			3.4
Total operating expenses	76.5	50.9	79.0	51.4
(Loss) income from operations	(26.1)	5.8	(26.8)	4.9

Other income, net	2.8	2.4	1.9	2.9
(Loss) income before income taxes	(23.4)	8.2	(24.7)	7.8
Income tax provision	51.1	2.5	21.6	2.3
Net (loss) income	(74.5)%	5.7%	(46.3)%	5.5%

Sales. Total revenue for the second quarter 2009 amounted to $6.4 million, compared to $11.2 million for the corresponding quarter in 2008. During the second quarter 2009, the Company’s traditionally largest two customers, Data Connection Ltd. and Alcatel-Lucent, represented 18% and 13% of sales, respectively. No other customer exceeded 10% of sales in the second quarter 2009. Data Connection Ltd. and Alcatel-Lucent represented 14% and 10% of sales in the second quarter 2008, respectively. Despite their increased percentage of the Company’s sales, the Company’s sales to these two customers declined in both the second quarter and year-over-year as their end-user customers continued to sharply curtail product purchases. The Company’s four largest customers represented 45% and 50% of sales in the second quarter of 2009 and 2008, respectively. The Company’s four largest customers comprised 38% and 42% of sales in the six months ended June 30, 2009 and 2008, respectively.

Shipments to customers outside of the United States represented 62% and 58% of the Company’s sales during the second quarter 2009 and 2008, respectively. Shipments to customers outside of the United States represented 50% and 56% of the Company’s sales for the six months ended June 30, 2009 and 2008, respectively. Total shipments to customers in the United Kingdom represented 19% of sales in the second quarter 2009, compared to 14% of sales in the second quarter 2008. Total shipments to customers in the United Kingdom represented 12% and 18% of sales in the six months ended June 30, 2009 and 2008, respectively.

The Company’s products are grouped into three distinct categories in one market segment. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Communications	63%	58%	67%	58%
Computing	24%	30%	23%	29%
Switching	13%	12%	10%	13%
	100%	100%	100%	100%

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

Revenue from Communications products amounted to $4.0 million and $6.5 million in the second quarter of 2009 and 2008, respectively. This decrease of $2.5 million, or 38%, was primarily a result of a decrease in both network access and signaling product shipments in 2009, compared to 2008. The decrease in network access products was primarily due to weak end-user demand for the products of OEM telecommunications customers, due to the continued global economic recession. The decrease in signaling sales was principally due to the delay of two customers’ orders that were expected to be received and shipped in the second quarter 2009.

Revenue from Communications products amounted to $8.9 million and $12.9 million for the six months ended June 30, 2009 and 2008, respectively. This decrease of $4.0 million, or 31%, was primarily a result of declines in sales to the Company’s OEM telecommunications customers, and also due to a decrease in sales of signaling products. The decrease in signaling product sales was principally due to $2.6 million of 2008 shipments to one customer, Alltel Communications, Inc., which did not reoccur in 2009, and the delay of two customers’ orders which were expected to be received and shipped in the second quarter 2009.

Computing products:

Computing products include IPnexus systems, a range of single board compute elements and associated chassis management products.

Computing products revenue amounted to $1.5 million and $3.3 million in the second quarter 2009 and 2008, respectively; and $3.0 million and $6.5 million in the six months ended June 30, 2009 and 2008, respectively. The decreases in revenue of $1.8 million, or 55%, in the second quarter 2009 and $3.5 million, or 54%, in the six months ended June 30, 2009, over the comparable 2008 periods are primarily due to a $2.2 million decrease in shipments to Data Connection Ltd. plus significant declines in shipments to other OEM telecommunications customers, attributable to the weak global economy.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP-packet switching functionality for IPnexus systems and competing platforms.

Switch revenue totaled $.8 million and $1.4 million in the second quarter 2009 and 2008, respectively. This decrease of $.6 million, or 43%, reflects a $.2 million decrease of shipments to Alcatel-Lucent, as well as very low demand from the Company’s other switch customers. Switch revenue amounted to $1.3 million and $2.8 million in the six months ended June 30, 2009 and 2008, respectively. This decrease of $1.5 million, or 54%, was principally due to lower switch shipments to Alcatel-Lucent.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $3.2 million and 50.4% sales in the second quarter 2009, compared to $6.9 million and 56.7% of sales for the second quarter 2008. The decline in gross profit was attributable to the lower sales volume, while the decline in gross margin percentage was primarily attributable to lower manufacturing capacity utilization.

Gross margin was 52.2% and 56.3% for the six months ended June 30, 2009 and 2008, respectively. The decrease in margin percentage is principally due to lower manufacturing utilization which resulted from the reduced levels of sales, offset somewhat by improved sales mix toward higher-margin communications products.

Total Operating Expenses. Total operating expenses amounted to $4.9 million and $5.7 million in the second quarter 2009 and 2008, respectively. Total operating expenses for the first six months of 2009 were $10.5 million (including restructuring charges of $.4 million) as compared to $11.4 million for the first six months of 2008.

Selling and marketing expenses were $1.7 million and $2.1 million for the second quarter 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, selling and marketing expenses were $3.6 million and $4.2 million, respectively. The decreases in the 2009 periods over the comparable 2008 periods were primarily due to lower commissions relating to the decrease in sales, a reduction in headcount related to the January 2009 restructuring, reduced bad debt expense, and reduced discretionary spending.

Research and development expenses were $2.0 million and $2.3 million in the second quarter 2009 and 2008, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million and $.5 million during the second quarter of 2009 and 2008, respectively. Research and development expenses were $4.1 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively. Six month amounts capitalized to software development costs amounted to $1.1 million and $1.0 million in 2009 and 2008, respectively. The year-over-year decreases in gross expenditures for the second quarter 2009 and six months ended June 30, 2009 were $.2 million and $.5 million, respectively, and primarily result from a net decrease in the number of engineers in research and development due to the January 2009 restructuring.

General and administrative expenses were $1.2 million and $1.3 million in the second quarter 2009 and 2008, respectively. General and administrative expenses were $2.3 million and $2.5 million in the six months ended June 30, 2009 and 2008, respectively. The decreases are the result of lower stock-based compensation expenses and a decrease in the number of administrative personnel.

Restructuring expenses were $.4 million in the six months ended June 30, 2009. In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. In connection with this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. The restructuring expenses were substantially all employee-related expenses, and substantially all were cash expenditures. This action is expected to yield annual operating expense savings in excess of $1.0 million.

Other Income, net. Other income consists primarily of interest income. During the second quarter 2009 and six month period ended June 30, 2009, the Company’s funds were invested in government-guaranteed money market funds, certificates of deposit, bank guaranteed accounts and municipal or U.S. treasury bonds, which paid substantially lower interest rates than the auction rate municipal securities and other investments held during the comparable 2008 periods. Other income for the second quarter 2009 included the receipt of $.05 million as a final contingent payment relating to the Company’s sale of its investment in Allwork Corporation (formerly InSciTek).

Income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2009 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. net deferred tax assets, the taxes on foreign income that differ from the U.S. tax rate, permanent tax differences including research activities and tax-exempt interest, and the amortization of goodwill for tax purposes.

The Company recorded income tax provisions of $3.2 million and $.3 million for the second quarter 2009 and 2008, respectively. The Company recorded income tax provisions of $2.9 million and $.5 million for the six months ended June 30, 2009 and 2008, respectively. Included in income tax provision for both the three and six months ended June 30, 2009 was the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and corresponding non-cash charge which amounted to $3.3 million. See Note J to the financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $31.8 million and $33.5 million at June 30, 2009 and December 31, 2008, respectively. The Company had working capital of $35.0 million and $41.2 million at June 30, 2009 and December 31, 2008, respectively.

For the six months ended June 30, 2009, cash provided by operating activities amounted to $.1 million. This amount included net loss of ($6.2 million), a non-cash deferred income tax provision of $3.0 million, depreciation and amortization charges of $1.3 million and stock-based compensation expense of $.3 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with decreases of accounts receivable and prepaid expenses of $2.4 million and $.2 million, respectively, offset partially by a net decrease in accounts payable and accrued expenses and an increase of inventory of $.9 million and $.1 million, respectively. The decrease in accounts receivable was primarily due to the lower level of sales in the six months ended June 30, 2009, compared to the first half 2008, as well as improved cash collections. The decrease in accounts payable and accrued expenses was primarily due to the lower level of purchases during the period and the recognition of deferred support and maintenance revenue.

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

Cash used by investing activities during the six months ended June 30, 2009 totaled $7.2 million, resulting from investment purchases of $9.0 million, capitalized software development costs amounting to $1.1 million and capital expenditures of $.3 million, offset by proceeds from investment sales of $3.2 million, including the sale of the Company’s auction rate municipal security for $2.5 million in January 2009. For the six months ended June 30, 2008, investing activities provided cash totaling $11.8 million, resulting from net sales of investments of $13.1 million, offset by capitalized software development costs amounting to $1.0 million and capital expenditures of $.3 million.

Cash used by financing activities for the six months ended June 30, 2009 amounted to $.3 million, resulting from repurchases by the Company of its Common Stock. In October 2008, the Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million, through October 23, 2009. Under this program, shares of Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased .1 million common shares for a total cost of $.3 million during the six months of 2009. Since the program’s inception in October 2008, the Company has repurchased .5 million shares under this plan for a total cost of $1.6 million.

Net cash used by financing activities for the six months ended June 30, 2008 amounted to $.5 million, resulting from common stock buybacks of $1.1 million, offset by proceeds from the exercise of stock options of $.5 million.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the six months ended June 30, 2009.

Contractual Obligations:

The Company has approximately $.3 million associated with unrecognized tax benefits and estimated related interest and penalties at June 30, 2009. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141R provides revised guidance for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. The Company adopted SFAS No. 141R as of January 1, 2009 for the Company. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, and the Company has included the required disclosures in this Form 10-Q filing.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS No. 165 in the second quarter of 2009 and the adoption of SFAS No. 165 did not impact the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date on which these financial statements were issued. During this period there were no material subsequent events that impacted the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 168” (“SFAS No. 168”). This Statement establishes two levels of U.S. generally accepted accounting principles (“GAAP”) – authoritative and non-authoritative. The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009. The adoption of SFAS No. 168 will not have any impact on the Company’s Consolidated Financial Statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively the “Company”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words or phrases such as the Company or its management “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. All statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2008, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Stockholders was held on May 21, 2009. The Directors elected at the meeting were as follows:

	Votes Cast
Nominees	For	Withheld
Dennis C. Connors	9,257,941	262,487
Robert L. Tillman	9,233,296	287,132

As of May 21, 2009, Stuart B. Meisenzahl, John M. Slusser, E. Mark Rajkowski and Charles E. Maginness continued their terms of office as Directors of the Company.

The stockholders also voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009. 9,455,497 shares of Common Stock were voted in favor of this proposal, and 64,931 shares were voted against this proposal or abstained.

ITEM 6. EXHIBITS

10.1	Form of stock option grant – Board of Director option award
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

August 6, 2009	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

August 6, 2009	By: /s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

Exhibit 10.1

Form of stock option grant – Board of Director options:

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED 2001 STOCK OPTION PLAN

Grantee:
Number of Shares:	10,000
Option Price:	$2.69
Date of Grant:	May 21, 2009

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

Date of Grant: May 21, 2009

Grantee:

_______________________________________________

PERFORMANCE TECHNOLOGIES, INCORPORATED

by_______________________________________________

Chief Executive Officer

ATTEST:

__________________________________________

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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2009	By:/s/	John M. Slusser
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 6, 2009	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: August 6, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer