Form 10-Q
period 2009-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2009-11-06
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:  Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

The number of shares outstanding of the registrant's common stock was 11,116,397 as of October 31, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	September 30,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$19,560,000	$29,218,000
Investments	6,284,000	2,450,000
Accounts receivable, net	5,473,000	6,677,000
Inventories	4,951,000	5,303,000
Prepaid income taxes	132,000	299,000
Prepaid expenses and other assets	737,000	796,000
Deferred income taxes	172,000	1,841,000
Fair value of foreign currency hedge contracts	343,000	107,000
Total current assets	37,652,000	46,691,000

Investments	4,057,000	1,797,000
Property, equipment and improvements, net	1,879,000	2,069,000
Software development costs, net	5,123,000	3,840,000
Deferred income taxes		778,000
Goodwill	4,143,000	4,143,000
Total assets	$52,854,000	$59,318,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$786,000	$922,000
Accrued expenses	4,189,000	4,549,000
Total current liabilities	4,975,000	5,471,000
Income taxes payable	104,000	400,000
Deferred income taxes	586,000
Total liabilities	5,665,000	5,871,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596 shares issued,
11,116,397 and 11,216,397 shares outstanding, respectively	133,000	133,000
Additional paid-in capital	16,466,000	16,052,000
Retained earnings	40,188,000	46,689,000
Accumulated other comprehensive income	220,000	73,000
Treasury stock - at cost; 2,188,199 and 2,088,199 shares, respectively	(9,818,000)	(9,500,000)
Total stockholders' equity	47,189,000	53,447,000
Total liabilities and stockholders' equity	$52,854,000	$59,318,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$7,876,000	$9,181,000	$21,159,000	$31,387,000
Cost of goods sold	3,581,000	4,172,000	9,906,000	13,874,000
Gross profit	4,295,000	5,009,000	11,253,000	17,513,000

Operating expenses:
Selling and marketing	1,628,000	1,907,000	5,262,000	6,147,000
Research and development	1,830,000	2,210,000	5,932,000	6,894,000
General and administrative	1,275,000	1,394,000	3,594,000	3,889,000
Restructuring charges	181,000		626,000
Total operating expenses	4,914,000	5,511,000	15,414,000	16,930,000
(Loss) income from operations	(619,000)	(502,000)	(4,161,000)	583,000

Other income, net	79,000	156,000	335,000	814,000
(Loss) income before income taxes	(540,000)	(346,000)	(3,826,000)	1,397,000

Income tax (benefit) provision	(192,000)	(602,000)	2,679,000	(86,000)
Net (loss) income	$(348,000)	$256,000	$(6,505,000)	$1,483,000

Basic (loss) earnings per share	$(.03)	$0.02	$(.58)	$0.13

Diluted earnings per share		$0.02		$0.13

Weighted average number of common shares used in
basic earnings per share	11,116,397	11,604,137	11,133,979	11,661,953
Potential common shares		2,964		14,092
Weighted average number of common shares used in
diluted earnings per share		11,607,101		11,676,045

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(6,505,000)	$1,483,000
Non-cash adjustments:
Depreciation and amortization	1,879,000	1,706,000
Deferred income taxes	2,898,000	602,000
Stock-based compensation expense	414,000	514,000
Tax benefit from stock option exercises		27,000
Gain on disposal of assets		(11,000)
Changes in operating assets and liabilities:
Accounts receivable	1,204,000	1,356,000
Inventories	352,000	(728,000)
Prepaid expenses and other assets	59,000	357,000
Accounts payable and accrued expenses	(496,000)	1,045,000
Prepaid income taxes and income taxes payable	(83,000)	(312,000)
Net cash (used) provided by operating activities	(278,000)	6,039,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(328,000)	(539,000)
Acquired software technology	(928,000)
Capitalized software development costs	(1,698,000)	(1,563,000)
Proceeds from disposal of assets		17,000
Purchases of investments	(11,028,000)	(9,323,000)
Proceeds from sales of investments	4,920,000	18,200,000
Net cash (used) provided by investing activities	(9,062,000)	6,792,000

Cash flows from financing activities:
Purchases of treasury stock	(318,000)	(1,063,000)
Exercise of stock options		588,000
Net cash used by financing activities	(318,000)	(475,000)

Net (decrease) increase in cash and cash equivalents	(9,658,000)	12,356,000

Cash and cash equivalents at beginning of period	29,218,000	15,592,000
Cash and cash equivalents at end of period	$19,560,000	$27,948,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A – Basis of Presentation

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2008, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company evaluated all events or transactions that occurred after September 30, 2009 through November 6, 2009, the date on which these financial statements were issued. During this period there were no material subsequent events that impacted the consolidated financial statements.

Note B – Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. In addition, GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Such inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the asset or liability. Such inputs are used to measure fair value when observable inputs are not available.

At September 30, 2009, the Company held $5.8 million of investments in certificates of deposit, guaranteed investment contracts and commercial paper (Note G) that are measured at fair value in the accompanying financial statements. The fair value of these assets has been estimated using Level 2 inputs. In addition, the Company is a party to foreign currency hedge contracts (Note L), the fair value of which is estimated to be an asset in the amount of $343,000 at September 30, 2009. The fair value of these contracts is also estimated using Level 2 inputs.

Note C – Stock-Based Compensation

The Company has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

The Company recognizes compensation expense in the financial statements for stock option awards based on the grant-date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine month periods ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Stock-based compensation expense – stock options	$107,000	$194,000	$415,000	$514,000
Income tax benefit		(62,000)		(162,000)
Net increase in loss or decrease in net income	$107,000	$132,000	$415,000	$352,000

Per share increase in loss or decrease in earnings:
Basic	$0.01	$0.01	$0.03	$0.03
Diluted		$0.01		$0.03

The following table summarizes stock option activity for the nine months ended September 30, 2009:

		Weighted
	Number	Average
	of shares	Exercise Price
Outstanding at January 1, 2009	1,594,608	$ 7.33
Granted	275,000	2.61
Exercised	-	-
Expired	(293,425)	15.51
Outstanding at September 30, 2009	1,576,183	4.99

Exercisable at September 30, 2009	619,233	$5.71

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At September 30, 2009, the Company had approximately $662,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.6 years.

Note D – Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method. Due to the net loss incurred in the three and nine months ended September 30, 2009, there were no dilutive options considered for either period. The diluted earnings per share calculation excluded the effect of approximately 1,596,000 and 1,396,000 options for the three and nine months ended September 30, 2008, since such options had an exercise price in excess of the average market price of the Company’s common stock for that period and therefore are considered to be anti-dilutive.

Note E – Inventories, net

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Purchased parts and components	$2,902,000	$3,142,000
Work in process	1,371,000	1,642,000
Finished goods	678,000	519,000
Net	$4,951,000	$5,303,000

Note F – Software Development Costs

Software development costs consisted of the following:

	September 30, 2009	December 31, 2008
Capitalized software development costs	$18,117,000	$15,584,000
Less: accumulated amortization	(12,994,000)	(11,744,000)
Net	$5,123,000	$3,840,000

Amortization of software development costs included in cost of goods sold was $422,000 and $407,000 in the third quarter 2009 and 2008, respectively. Amortization of software development costs included in cost of goods sold was $1,250,000 and $1,112,000 for the nine months ended September 30, 2009 and 2008, respectively.

During the third quarter 2009, the Company paid a one-time license fee of $928,000 to acquire certain software technologies, which the Company plans to use in synergistic combination with its captive technologies to develop new end market products. Of this amount, $835,000 has been recorded in capitalized software development costs and $93,000 has been allocated to property, equipment and improvements, based on the estimated respective fair values of the technologies acquired.

Note G – Investments

Investments consisted of the following:

	September 30, 2009	December 31, 2008
Municipal bond (1)	$1,024,000	$1,047,000
U.S. Treasury Note (1)	1,999,000	-
Corporate bonds (1)	1,539,000	-
Certificates of deposit and bank guaranteed contracts (2)	3,780,000	-
Commercial paper (2)	1,999,000	-
U.S. Government-backed FNMA note (1)	-	750,000
Auction rate municipal security (2)	-	1,951,000
Put option on auction rate municipal security (2)	-	499,000
Total investments	$10,341,000	$4,247,000
Less-current investments	(6,284,000)	(2,450,000)
Non-current investments	$4,057,000	$1,797,000

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

Note H – Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three and nine month periods ended September 30, 2009 and 2008, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(348,000)	$256,000	$(6,505,000)	$1,483,000
(Decrease) increase in unrealized gain on foreign
currency hedge contracts, net of tax	(73,000)	-	147,000	-
Decrease (increase) in unrealized loss on investment, net of tax	-	34,000	-	(189,000)
Comprehensive (loss) income	$(421,000)	$290,000	$(6,358,000)	$1,294,000

Note I – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for the Company’s products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
Accrued warranty obligations, January 1	$167,000	$215,000
Actual warranty experience	(80,000)	(99,000)
Net warranty provisions	14,000	90,000
Accrued warranty obligations, September 30	$101,000	$206,000

Note J – Stock Repurchase Program

In October 2008, the Board of Directors authorized a new stock repurchase program, whereby the Company may repurchase shares of its Common Stock for an aggregate amount not to exceed $10,000,000. Under this program, shares of the Company's Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased 100,000 shares during the first nine months of 2009 for an aggregate purchase price of $318,000.  For the program-to-date through September 30, 2009, the Company has repurchased 497,000 shares for an aggregate purchase price of $1,597,000.  This stock repurchase program expired on October 23, 2009 and has not been renewed.

Note K – Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2009 differs from the statutory rate due to taxes on foreign income that differ from the U.S. tax rate, permanent tax differences including research activities and tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets. The calculation of the valuation allowance considers deferred income tax liabilities related to indefinite-lived intangible assets, which cannot be considered as a source of future taxable income. In addition, the effective tax rate includes a benefit which offsets the provision charged to other comprehensive income.

The Company’s effective tax rate for the three and nine months ended September 30, 2008, differed from the statutory rate primarily due to taxes on foreign income that differ from the U.S. tax rate and permanent tax differences including tax-exempt interest.

For the third quarter 2009, the income tax benefit amounted to $192,000, which included an income tax benefit relating to the release of a reserve for income tax uncertainties amounting to $104,000 including interest relating to the expiration of the statute of limitations on one uncertain tax position. During the third quarter 2009, the Company allocated an income tax provision of $123,000 against other comprehensive income with a corresponding benefit included in income tax benefit in the statement of operations.

In certain other foreign jurisdictions, where the Company does not have cumulative losses or other negative evidence, the Company had net deferred tax assets of $129,000 at September 30, 2009. In addition, the Company had deferred tax assets amounting to $43,000 at September 30, 2009 available to offset a portion of the unrecognized tax benefits liability if such uncertainties were to result in tax assessments.

The Company had unrecognized tax benefits of $104,000 and $400,000 at September 30, 2009 and December 31, 2008, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2009 and December 31, 2008 are accrued interest and penalties in the amount of $11,000 and $91,000, respectively.

The Company utilizes the asset and liability method of accounting for income taxes. As such, the Company records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making this judgment, the Company considers all available positive and negative evidence, including projected future taxable income, scheduled reversals of deferred tax liabilities, tax planning strategies, and recent financial performance. As of June 30, 2009, the Company updated its projections of taxable income for 2009, and projected that the Company will have a three-year U.S. cumulative pre-tax book loss, calculated using 2007 and 2008 actual results combined with projected 2009 results. This was considered to be a significant negative factor that is difficult to overcome. Based upon the Company’s review of all positive and negative evidence, including its projected three-year cumulative jurisdictional pre-tax book loss for 2007 through 2009, the Company concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three-month period ended June 30, 2009. This valuation allowance and corresponding non-cash charge to income tax provision amounted to $2,900,000. Included in this charge was $237,000 relating to the Company’s determination that it will likely not execute a strategy to realize its capital loss carry-forward, which expires in 2010.

In the future, if the Company determines that it is more likely than not that it will realize its U.S. net deferred tax assets, it will reverse the applicable portion of the valuation allowance and recognize an income tax benefit in the period in which such determination is made.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2006. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2005. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months.  These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations. Based upon the closing of the tax years in these various jurisdictions, as well as the conclusion of ongoing examinations by taxing authorities, the Company may adjust its liability for unrecognized tax benefits. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in the next twelve months, or related to ongoing examinations which the Company expects to successfully conclude in that time period. The closure of these unrecognized tax benefits could increase earnings in an amount ranging from $0 to approximately $61,000, including interest and penalties.

Note L – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. The Company’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates. The Company has hedged approximately 70% of its estimated foreign currency risk for the next six months. The Company’s derivative instruments are designated and qualify as cash flow hedges.

At September 30, 2009, the Company is party to foreign currency forward contracts with a bank designed to fix in U.S. dollars a portion of the future cost of the Company’s Canadian and United Kingdom operations, which are denominated in Canadian dollars and U.K. pounds sterling, respectively. The Company is party to monthly forward contracts for both Canadian dollars and U.K. pounds sterling through March 2010. The Canadian dollar contracts effectively fix the exchange rate on the first $360,000CDN of monthly expenses for the months October through December 2009 (and the first $350,000CDN for the months January through March 2010) at rates ranging from .785 to .787. The U.K. pounds sterling contracts effectively fix the exchange rate on the first £105,000 of quarterly expenses during 2009 and the first £100,000 of expenses in the first quarter 2010 at rates ranging from 1.3900 to 1.5005.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in GAAP and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability.

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

The fair value of the Company's derivative instruments was as follows:

	Balance	Fair value at
	Sheet	September 30,	December 31,
	Location	2009	2008
Derivatives designated as hedging instruments	Current assets	$343,000	$107,000

The Company’s derivative instruments had the following effect on the statements of operations:

Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location	Three	Nine
	of gain	months	months
	recognized in	ended	ended
Derivatives in fair value hedging relationships	operations	September 30, 2009
Foreign exchange contracts	Operating expenses	$150,000	$248,000

The Company’s derivative instruments had the following effect on other comprehensive (loss) income:
Amount of gain (loss) recognized in other comprehensive income
	Three	Nine
	months	months
	ended	ended
September 30, 2009
Net change in the fair value of foreign currency hedge contracts, net of tax:	$(73,000)	$147,000

Note M – Restructuring

During the third quarter 2009, the Company implemented a voluntary separation program in which substantially all U.S. employees of the Company were offered the opportunity to elect termination of employment, subject to the Company’s approval. Eight employees were approved for voluntary termination under this plan. In connection with this action, the Company incurred a third quarter 2009 restructuring charge of $181,000, entirely for employee-related costs, substantially all of which resulted in third quarter 2009 cash expenditures.

In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. In connection with this reduction, the Company incurred first quarter 2009 restructuring charges of $444,000, primarily for employee-related costs, of which $437,000 resulted in first quarter 2009 cash expenditures, and the remainder resulted in second quarter 2009 cash expenditures.

Note N – Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under GAAP. This guidance requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Application of this authoritative guidance was required as of January 1, 2009. The adoption of this standard resulted in the inclusion of additional footnote disclosures in the Company’s financial statements.

Effective for financial statements issued for interim and annual periods ending after September 15, 2009, The FASB Accounting Standards Codification™ (the "Codification") became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded, but did not change, all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. Transition to the Codification did not affect the Company’s results of operations, cash flows or financial position. This Form 10-Q reflects the implementation of the Codification.

In June 2009, the FASB issued authoritative guidance which establishes two levels of GAAP -authoritative and non-authoritative. The FASB’s Accounting Standards Codification has become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance was effective in the third quarter 2009 and the Company adopted this guidance without any significant impact on its Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this guidance in the second quarter of 2009 and the adoption did not impact the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date on which these financial statements were issued. During this period there were no material subsequent events that impacted the consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective on July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact the Company's financial statements.

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

Prior to the second quarter 2009, management believed, based on the weight of all available evidence, that it was more likely than not that the Company would realize its deferred tax assets. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. The Company’s ability to realize the recorded balances of its deferred tax assets depends upon the Company’s ability to generate future taxable income in the jurisdictions in which the Company operates. These carry-forwards begin to expire in 2024. As of September 30, 2009, the Company estimates that it will require future pre-tax earnings in excess of $10 million in order to fully realize the value of the Company's deferred tax assets. Of this amount, the Company must recognize approximately $650,000 of capital gains in the remainder of 2009 or 2010 in order to fully realize the recorded balance of deferred tax assets relating to capital loss carry-forwards.

At June 30, 2009, the Company projected that it will have a cumulative taxable loss in the United States for the three-year period covering 2007 through 2009, which the Company believed to be significant negative evidence in evaluating the realizability of its deferred tax assets, in light of the carry-forward expirations and continued weak global economy. As a result, the Company concluded that a full valuation allowance was necessary to record against its U.S. net deferred tax assets in the second quarter 2009. This valuation allowance and corresponding non-cash charge to income tax provision amounted to $2.9 million. Included in this charge was $.2 million relating to the Company’s determination that it will likely not execute a strategy to realize its capital loss carry-forward, which expires in 2010.

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

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the accounting guidance. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Carrying Value of Goodwill: Tests for impairments of goodwill are conducted annually, at year end, or more frequently if circumstances indicate that the asset might be impaired. The accounting guidance requires a two-step method for determining goodwill impairment where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. An impairment loss is then recognized to the extent that the goodwill’s carrying amount exceeds its fair value. The Company is considered to consist of being only one reporting unit.

The quoted market capitalization of the Company was less than the Company’s book value at December 31, 2008 and September 30, 2009. The Company used a discounted cash flow valuation model applied to a five-year projection of future cash flows in its evaluation of goodwill at December 31, 2008, and determined that it was necessary to update this model as of June 30, 2009 due to the decision to record a valuation allowance against the Company’s U.S. deferred tax assets (as discussed above). In addition, the Company employs a market capitalization test and a multiple-of-revenue test for one of its marketable proprietary technologies as additional methods to estimate the market value of the Company. The Company did not believe that it was necessary to update its valuation model as of September 30, 2009, and does not believe that the fair value of goodwill is impaired at September 30, 2009.

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

Stock-Based Compensation: The Company’s Board of Directors approves grants of stock options to employees to purchase our Common Stock. Under GAAP, stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

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

Global economic conditions continue to make forward quarterly forecasting very challenging. While we continue to see healthy market interest in our existing and evolving product portfolio, specific predictions of when that interest will convert into revenues remains very difficult.

The OEM telecommunications market, which historically is the Company’s largest vertical market, continues to be very challenging, but we are beginning to see new design opportunities related to the next wave of mobile communications build out.

Our signaling systems products are sold to carriers and service providers based on their need to support the worldwide growth in signaling volumes. While larger wireless carriers around the globe are investing in their signaling network infrastructure, many tier two and tier three carriers, the Company’s primary market in the U.S., have been delaying purchasing decisions as long as possible.

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

While the near-term business climate remains challenging, management has decided to proactively take several steps, beginning in the fourth quarter 2009, to further position the Company for growth as business conditions improve. The timing of this decision is based upon recent forward-looking market data that we expect will drive opportunities for our technologies. At a high level, a sampling of a few of these opportunity indicators includes: the potential return to mobile handset growth in 2010, wireless growth opportunities in emerging markets and increasing government-driven communications infrastructure expenditures.

In order for the Company to be properly positioned to take advantage of these projected market dynamics, management believes it must make an additional level of investment in focused areas in advance of potential offsetting revenues. Given this additional level of investment, the following steps will add to our operating expenses in the fourth quarter 2009 and beyond.

First, the Company’s sales team has been realigned to more closely synchronize it with both the progress made in our product evolution and projected future market opportunities. Under this change, the overall sales organization has been unified under one senior vice president and structured with both a market and geographic focus. One aspect of this realignment is the creation of a dedicated Government Systems sales team, handling our complete communications product portfolio. A second aspect of the realignment is the establishment of a team focused globally from an account management and key relationships perspective on tier one and growing tier two telecom equipment manufacturers. Another aspect of our sales realignment is a highly focused expansion of our presence in Europe/Middle East/Africa (“EMEA”) and Central/Latin America (“CALA”) market areas undergoing substantial mobile telecom growth.

Second, management is undertaking in the fourth quarter 2009 the addition of several positions to our research and development team to further build upon and productize the technology we licensed in the third quarter. These positions will join with some of our existing research and development resources and this overall team will be responsible for both moving the technology to our carrier grade platforms as well as leveraging the technology into end applications in the network communications space.

Third, the Company will be expanding our product management team. Starting in the fourth quarter and throughout 2010, we will be announcing substantial expansion of the elements and attributes of our product portfolio. In order to maximize the return on the product development investment underlying this portfolio expansion, it will be vital that we have sufficient product management resources to properly launch and fully shepherd new product introductions as they occur.

While external business conditions may to some extent throttle the near-term ramp-up of these endeavors, management is fully committed to this course and is enthusiastic about the future opportunities that can be addressed.

There are identifiable risks associated with the Company’s strategy in the current economic climate. While management believes that the signaling and aerospace and defense sectors are growing markets over the long term, the application developers and original equipment manufacturers markets for communications products are experiencing challenging economic conditions which are impacting business prospects. Management expects to realize measurable progress on its strategic initiatives established in 2009. However, based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near term is very difficult.

Financial Overview Revenue:

The deterioration of the global economic climate, which began accelerating in the third quarter of 2008, has continued to significantly impact investments in network infrastructure by carriers and service providers through the first three quarters of 2009, as compared to the prior year. Revenue in the third quarter 2009 amounted to $7.9 million, compared to $9.2 million in the third quarter 2008. This decline in revenue reflected a $1.3 million decline in shipments to the Company’s traditionally two largest customers, continued softness in demand for the Company’s IPnexus product lines, offset by $1.1 million of shipments to the Federal Aviation Administration (“FAA”). Shipments to customers outside of the United States represented 60% and 59% of sales in the third quarter 2009 and 2008, respectively.

Earnings:

The Company incurred a net loss in the third quarter 2009 amounting to ($.3 million), or ($.03) per basic share, based on 11.1 million shares outstanding. This loss includes a discrete income tax benefit of $.01 per share, a restructuring charge of $.02 per share and stock compensation expense of $.01 per share. Net income in the third quarter 2008 amounted to $.02 per diluted share, including stock-based compensation expense of $.01 per share and a discrete income tax benefit of $.03 per share, based on 11.6 million shares outstanding.

The Company incurred a net loss for the nine months ended September 30, 2009 amounting to ($6.5 million), or ($.58) per basic share, based on 11.1 million shares outstanding. This loss includes a non-cash income tax charge amounting to $.30 per share for an income tax valuation allowance recorded against the Company’s U.S. deferred tax assets. The loss also includes a restructuring charge of $.06 per share, discrete income tax benefits of $.02 per share and stock-based compensation expense of $.04 per share. Net income for the nine months ended September 30, 2008 amounted to $.13 per diluted share, including stock-based compensation expense of $.03 per share and a discrete income tax benefit of $.03 per share, based on 11.7 million shares outstanding.

Liquidity:

Cash, cash equivalents, short-term investments and long-term investments amounted to $29.9 million and $33.5 million at September 30, 2009 and December 31, 2008, respectively. The Company had no long-term debt at either date.

Cash used by operating activities amounted to $.3 million in the nine months ended September 30, 2009, while cash provided by operating activities amounted to $6.0 million in nine months ended September 30, 2008. The period-over-period decrease in cash generated from operating activities amounted to $6.3 million and is primarily attributable to the net loss of ($6.5 million) in the nine months ended September 30, 2009, compared to net income of $1.5 million for the corresponding period in 2008, less the increase in non-cash deferred income tax provision of $2.3 million in 2009, over 2008. Also contributing to the decrease in cash generated from operating activities was a $.5 million decrease in accounts payable and accrued expenses in 2009, compared to a $1.0 million increase in 2008. These were partially offset by a $1.1 million reduction in inventories in 2009, compared to 2008, and a year-over-year increase in depreciation and amortization of $.2 million in 2009.

Key Performance Indicator:

The Company believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Most of our OEM systems customers are placing orders for product only when they have orders in hand from their customers. Forward-looking visibility on customer orders continues to be extremely limited. Shipments to customers amounted to $7.9 million in the third quarter 2009, compared to $9.2 million in the third quarter 2008. Shipments during 2009 have been negatively impacted by the effects of the global economic slowdown, as customers sharply curtailed procurements to conserve cash.

More in-depth discussions of the Company’s strategy can be found in the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations
Three and Nine Months Ended September 30, 2009, Compared with the Three and Nine Months Ended September 30, 2008

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.5	45.4	46.8	44.2
Gross profit	54.5	54.6	53.2	55.8

Operating expenses:
Selling and marketing	20.7	20.8	24.9	19.6
Research and development	23.2	24.1	28.0	22.0
General and administrative	16.2	15.2	17.0	12.4
Restructuring charges	2.3		3.0
Total operating expenses	62.4	60.1	72.9	54.0
(Loss) income from operations	(7.9)	(5.5)	(19.7)	1.8

Other income, net	1.0	1.7	1.6	2.7
(Loss) income before income taxes	(6.9)	(3.8)	(18.1)	4.5
Income tax (benefit) provision	(2.4)	(6.6)	12.7	(0.3)
Net (loss) income	(4.5)%	2.8%	(30.8)%	4.8%

Sales. Total revenue for the third quarter 2009 amounted to $7.9 million, compared to $9.2 million for the corresponding quarter in 2008. During the third quarter 2009, the Company’s traditionally two largest customers, Data Connection Ltd. and Alcatel-Lucent, represented 15% and 3% of sales, respectively. One other customer, the FAA, represented 14% of sales in the third quarter 2009. Data Connection Ltd. and Alcatel-Lucent represented 19% and 11% of sales in the third quarter 2008, respectively. Sales to these two customers declined in terms of dollars and percentage of sales for both the third quarter and nine month period as their end-user customers curtailed product purchases. The Company’s four largest customers represented 39% and 31% of sales in the third quarter of 2009 and 2008, respectively. The Company’s four largest customers comprised 32% and 40% of sales in the nine months ended September 30, 2009 and 2008, respectively.

Shipments to customers outside of the United States represented 60% and 59% of sales during the third quarter 2009 and 2008, respectively. Shipments to customers outside of the United States represented 54% and 57% of sales for the nine months ended September 30, 2009 and 2008, respectively. Total shipments to customers in the United Kingdom represented 16% and 20% of sales in the third quarter 2009 and 2008, respectively. Total shipments to customers in the United Kingdom represented 14% and 18% of sales in the nine months ended September 30, 2009 and 2008, respectively.

The Company's products are grouped into three distinct categories in one market segment. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Communications	65%	53%	66%	57%
Computing	29%	32%	25%	30%
Switching	6%	15%	9%	13%
	100%	100%	100%	100%

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

Revenue from Communications products amounted to $5.1 million and $4.9 million in the third quarter of 2009 and 2008, respectively. Third quarter 2009 Communications revenue included shipment of two orders which had been expected in the second quarter but were not received prior to the end of that quarter. The one remaining order that had been expected in the second quarter is expected to ship in the fourth quarter 2009. The increase in revenue of $.2 million in 2009, or 4%, is primarily the result of shipments of Communications products to the FAA amounting to $1.1 million, partially offset by a decrease in shipments of Communications products primarily related to the challenging global economic environment.

Revenue from Communications products amounted to $14.0 million and $17.8 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease of $3.8 million, or 21%, is primarily attributable to a $2.4 million decrease in shipments to Alltel Communications, Inc. and a decrease in shipments related to the challenging global economic environment, partially offset by third quarter shipments to the FAA.

Computing products:

Computing products include IPnexus systems, a range of single board compute elements and associated chassis management products.

Computing products revenue amounted to $2.3 million and $2.9 million in the third quarter 2009 and 2008, respectively; and $5.3 million and $9.4 million in the nine months ended September 30, 2009 and 2008, respectively. The decreases in revenue of $.6 million, or 21%, in the third quarter 2009 and $4.1 million, or 44%, in the nine months ended September 30, 2009, over the comparable 2008 periods are primarily due to decreases in shipments to Data Connection Ltd. of $.5 million and $2.8 million for the three- and nine-month periods, plus declines in shipments to other OEM telecommunications customers, attributable to the weak global economy.

Switching products:

The Company’s Ethernet switch elements operate as the “nexus” of the IP-packet switching functionality for IPnexus systems and competing platforms. Revenue from Switching products has been declining steadily over the past few quarters as customers have generally replaced this functionality through internally developed solutions.

Switch revenue totaled $.5 million and $1.4 million in the third quarter 2009 and 2008, respectively. This decrease of $.9 million, or 64%, primarily reflects a $.8 million decrease of shipments to Alcatel-Lucent. Switch revenue amounted to $1.9 million and $4.2 million in the nine months ended September 30, 2009 and 2008, respectively. This decrease of $2.3 million, or 55%, was principally due to lower switch shipments to Alcatel-Lucent, which declined by $1.5 million.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $4.3 million and 54.5% sales in the third quarter 2009, compared to $5.0 million and 54.6% of sales for the third quarter 2008. The decline in gross profit was attributable to the lower sales volume, while the gross margin percentage was consistent as a somewhat better sales mix was offset by the effects of unabsorbed fixed manufacturing costs and lower production volumes.

Gross margin was 53.2% and 55.8% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in margin percentage is principally due to a less favorable sales mix and the effects of unabsorbed fixed manufacturing costs and lower production volumes.

Total Operating Expenses. Total operating expenses for the third quarter 2009 amounted to $4.9 million (including restructuring charges of $.2 million) compared to $5.5 million in the third quarter 2008. Total operating expenses for the first nine months of 2009 were $15.4 million (including restructuring charges of $.6 million) compared to $16.9 million for the first nine months of 2008.

Selling and marketing expenses were $1.6 million and $1.9 million for the third quarter 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, selling and marketing expenses were $5.3 million and $6.1 million, respectively. The decreases in the 2009 periods over the comparable 2008 periods were primarily due to lower commissions relating to the decrease in sales, a reduction in headcount, reduced bad debt expense, and reduced discretionary spending.

Research and development expenses were $1.8 million and $2.2 million in the third quarter 2009 and 2008, respectively. Research and development expenses amounted to $5.9 million and $6.9 million for the nine months ended September 30, 2009 and 2008, respectively. Nine month amounts capitalized to software development costs amounted to $1.7 million and $1.6 million in 2009 and 2008, respectively. The year-over-year decreases in gross expenditures for the third quarter 2009 and nine months ended September 30, 2009 were $.4 million and $.8 million, respectively, and primarily result from a net decrease in the number of engineers in research and development due to the Company’s restructuring actions, plus reduced discretionary spending.

The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million during the third quarter of both 2009 and 2008. During the third quarter, the Company paid a one-time license fee to acquire certain software technology building blocks which the Company plans to use in synergistic combination with its captive technologies to develop new end market products. Of the amount paid, $.8 million has been recorded in capitalized software development costs.

General and administrative expenses amounted to $1.3 million and $1.4 million in the third quarter 2009 and 2008, respectively. General and administrative expenses were $3.6 million and $3.9 million in the nine months ended September 30, 2009 and 2008, respectively. For the three- and nine-month periods ending September 30, 2009, general and administrative expenses included expenses related to technology acquisition and other acquisition activities amounting to $.1 million. For the three- and nine-month periods ending September 30, 2008, acquisition related expenses amounted to $.2 million. In addition, the decrease in general and administrative expenses for the nine month period ended September 30, 2009 over the corresponding period in 2008 is the result of lower stock-based compensation expenses and a decrease in administrative personnel.

Restructuring expenses amounted to $.2 million and $.6 million in the three- and nine-months ended September 30, 2009, respectively. In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. In connection with this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. The restructuring expenses were substantially all employee-related expenses, and were primarily cash expenditures. This action is expected to yield annual operating expense savings in excess of $1.0 million. In July 2009, the Company implemented a voluntary separation program in which substantially all U.S. employees were offered the opportunity to elect termination of employment, subject to the Company’s approval. Eight employees were voluntarily terminated under this plan. In connection with this action, the Company incurred a third quarter, restructuring charge in the amount of $.2 million.  Substantially all of the cash expenditure related to this restructuring charge occurred in the third quarter. This action is expected to yield annual operating expense savings of approximately $.4 million.

Other Income, net. Other income consists primarily of interest income. During the third quarter 2009 and nine month period ended September 30, 2009, the Company’s funds were invested in government-guaranteed money market funds, certificates of deposit, bank guaranteed accounts, and corporate, municipal or U.S. treasury bonds, which paid substantially lower interest rates than the auction rate municipal securities and other investments held during the comparable 2008 periods. Other income for the nine months ended September 30, 2009 included the receipt of $.05 million as a final contingent payment relating to the Company’s sale of its investment in Allworx Corporation (formerly InSciTek).

Income taxes. The Company’s effective tax rate for the three- and nine-months ended September 30, 2009 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. net deferred tax assets, the taxes on foreign income that differ from the U.S. tax rate, permanent tax differences including research activities and tax-exempt interest, and the amortization of goodwill for tax purposes.

The Company recorded income tax benefits of $.2 million and $.6 million for the third quarter 2009 and 2008, respectively. The Company recorded an income tax provision of $2.7 million and an income tax benefit of $.1 million for the nine months ended September 30, 2009 and 2008, respectively. Included in the third quarter 2009 income tax benefit were amounts related to the release of a reserve for income tax uncertainties amounting to $.1 million including interest, and the benefit associated with the Company’s allocation of an income tax provision of $.1 million against other comprehensive income. Included in income tax provision for the nine months ended September 30, 2009 was the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and corresponding non-cash charge which amounted to $3.3 million. See Note J to the financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash, cash equivalents, short-term investments and long-term investments, which totaled $29.9 million and $33.5 million at September 30, 2009 and December 31, 2008, respectively. The Company had working capital of $32.7 million and $41.2 million at September 30, 2009 and December 31, 2008, respectively. Decreases in both cash and working capital for the nine months ended September 30, 2009 are due to the Company’s third quarter investment in software technologies, investment in capitalized software development costs, and funding of the Company’s operating losses.

For the nine months ended September 30, 2009, cash used by operating activities amounted to $.3 million. This amount included net loss of ($6.5 million), a non-cash deferred income tax provision of $2.9 million, depreciation and amortization charges of $1.9 million and stock-based compensation expense of $.4 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with decreases of accounts receivable and inventory of $1.2 million and $.4 million, respectively, offset partially by a net decrease in accounts payable and accrued expenses and a decrease in prepaid income taxes of $.5 million and $.1 million, respectively. The decreases in accounts receivable and inventories were primarily due to the lower level of sales in the nine months ended September 30, 2009, compared to the first nine months of 2008, as well as improved cash collections. The decrease in accounts payable and accrued expenses was primarily due to the lower level of purchases during the period and the recognition of deferred support and maintenance revenue.

For the nine months ended September 30, 2008, cash provided by operating activities amounted to $6.0 million. This amount included net income of $1.5 million, depreciation and amortization charges of $1.7 million and stock-based compensation expense of $.5 million. Cash provided by operations due to changes in operating assets and liabilities amounted to $1.7 million and consisted primarily of a decrease in accounts receivable and increase in accounts payable and accrued expenses, offset partially by an increase in inventories.

Cash used by investing activities during the nine months ended September 30, 2009 totaled $9.0 million, resulting from investment purchases of $11.0 million, acquisition of software technologies of $.9 million, capitalized software development costs amounting to $1.7 million and capital expenditures of $.3 million, offset by proceeds from investment sales of $4.9 million, including the sale of the Company’s auction rate municipal security for $2.5 million in January 2009. For the nine months ended September 30, 2008, investing activities provided cash totaling $6.8 million, resulting from net sales of investments of $8.9 million, offset by capitalized software development costs amounting to $1.6 million and capital expenditures of $.5 million.

Cash used by financing activities for the nine months ended September 30, 2009 amounted to $.3 million, resulting from repurchases by the Company of its Common Stock. In October 2008, the Board of Directors authorized the Company to repurchase shares of the Company’s Common Stock for an aggregate amount not to exceed $10.0 million, through October 23, 2009. Under this program, shares of Common Stock may be repurchased through open market or private transactions, including block purchases. Repurchased shares can be used for stock option plans, potential acquisition initiatives and general corporate purposes. Under this program, the Company repurchased .1 million common shares for a total cost of $.3 million during the nine months of 2009. Since the program’s inception in October 2008, the Company has repurchased .5 million shares under this plan for a total cost of $1.6 million.

Net cash used by financing activities for the nine months ended September 30, 2008 amounted to $.5 million, resulting from Common Stock buybacks of $1.1 million, offset by proceeds from the exercise of stock options of $.6 million.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the nine months ended September 30, 2009.

Contractual Obligations:

The Company has approximately $.1 million associated with unrecognized tax benefits and estimated related interest and penalties at September 30, 2009. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect the Company’s liquidity.

Current Position:

Assuming there is no significant change in the business, management believes that the Company’s current cash, cash equivalents and investments, together with cash generated/used by operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. Management is continuing to evaluate opportunities for strategic acquisitions to accelerate the Company’s growth and market penetration efforts. If any of these opportunities come to fruition, they could have an impact on working capital, liquidity or capital resources.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under generally accepted accounting principles (“GAAP”). This guidance requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Application of this authoritative guidance was required as of January 1, 2009. The adoption of this standard resulted in the inclusion of additional footnote disclosures in the Company’s financial statements.

Effective for financial statements issued for interim and annual periods ending after September 15, 2009, The FASB Accounting Standards Codification™ (the "Codification") became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded, but did not change, all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. Transition to the Codification did not affect the Company’s results of operations, cash flows or financial position. This Form 10-Q reflects the implementation of the Codification.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this guidance in the second quarter of 2009 and the adoption did not impact the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date on which these financial statements were issued. During this period there were no material subsequent events that impacted the consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective on July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact the Company's financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively the “Company”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words or phrases such as the Company or its management “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. All statements herein that describe the Company’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2008, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes the Company’s exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and primarily consist of money market funds, certificates of deposit and bank guaranteed contracts. The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom (“UK”). The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, the Company’s expenses at these locations are denominated in the local currency and the Company’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the U.K.

During the second and third quarters of 2009, the U.S. dollar declined in value as compared to the Canadian dollar by approximately 14%, and declined in value as compared to the U.K. pound sterling by approximately 10%. While the weakening of the U.S. dollar makes the Company’s products less expensive in relation to local foreign currencies and is likely accretive to the Company’s revenue from customers outside the United States, this weakening also has the effect of increasing the cost of our U.K. and Canadian operations as expressed in U.S. dollars.

The Company has foreign currency hedge contracts in both its Canadian and U.K. subsidiaries to reduce by approximately 70% the exposure of foreign currency exchange variability to the Company’s 2009 and first quarter 2010 results of operations (see Note L to the financial statements included elsewhere in this Form 10-Q). The Company has not entered into foreign currency hedge contracts past March 2010.

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

PERFORMANCE TECHNOLOGIES, INCORPORATED

November 6, 2009	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

November 6, 2009	By: /s/	Dorrance W. Lamb
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 6, 2009	By:/s/	John M. Slusser
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 6, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: November 6, 2009	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: November 6, 2009	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer