Form 10-K
period 2009-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2010-03-11
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2009 was approximately $24,757,725, based on the closing price of the registrant’s common stock on the NASDAQ global market on that date.

The number of shares outstanding of the registran'ts Common Stock, $.01 par value, was 11,116,397 as of March 5, 2010.

Documents Incorporated by Reference

The information called for by Items 10-14 of Part III of Form 10-K, except for the equity plan information required by Item 12, which is set forth herein, is incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 20, 2010, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009.

PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively “PT”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Words such as the “Company,” “PT,” “management,” “we,” “us,” or “our,” mean Performance Technologies, Incorporated and its subsidiaries. All statements herein that describe PT’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause PT’s actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in this Annual Report on Form 10-K. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Available Information

The Company’s website address is www.pt.com. The Company makes available free of charge via a hypertext link on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company will provide this information upon written request to the attention of the Chief Financial Officer, Performance Technologies, Incorporated, 205 Indigo Creek Drive, Rochester, New York 14626. Materials we provide to the SEC are also available for the public to read and copy through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 or by calling 1-800-SEC-0330.

ITEM 1 – Business

Overview

Performance Technologies, Incorporated (“PT”), a Delaware corporation founded in 1981, is a global supplier of advanced network communications solutions to carrier, government and OEM markets.

PT’s product portfolio includes IP-centric network solutions, elements and applications designed for high availability, scalability, and long life cycle deployments. The Company’s entire line of offerings is anchored by IPnexus®, PT’s own IP-native, highly integrated platforms and element management systems. OEMs and application developers, including PT itself, leverage the carrier grade Linux® development environment and suite of communications protocols (PT’s Nexusware®) of IPnexus Application-Ready Systems as a cornerstone component of their end product value proposition. PT’s SEGway™ Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridge, and core-to-edge distributed intelligence.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, Chicago, Dallas, and San Jose and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego and San Luis Obispo, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

As used in this report, unless otherwise indicated, the terms “Company,” “PT,” “management,” “we,” “our,” and “us” refer to Performance Technologies, Incorporated and its subsidiaries.

Strategy

The Company strategy is to maximize the value proposition of its products by leveraging its field-proven systems, software and hardware technologies. Management believes the tightly integrated combination of these technologies results in considerable benefits to its customers including a compelling return-on-investment proposition, significant development risk mitigation and a substantially accelerated time-to-market opportunity.

As outlined in our 2008 Annual Report as filed on Form 10-K, management is concentrating on four network communications focused initiatives to construct a solid foundation for long-term growth. These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our IPnexus Application-Ready Systems for mission critical communications applications, intensifying our market diversification efforts in government systems and defense markets, and identifying forward-looking network communications growth opportunities, such as our Xpress™ portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions. The following highlights our progress on these multi-year initiatives in 2009.

From a product perspective, the capabilities and features of our SEGway Signaling product line increased dramatically during 2009. We believe we now offer the highest capacity signaling solution available when viewed from the very critical telecommunications plant parameters of footprint and power consumption. In addition, the Company’s SEGway signaling solution set now covers a wide breadth of network requirements – everything from link transport replacements, signaling gateways, cost effective edge solutions and core network STP deployment. With regard to our IPnexus product line, we appreciably moved the market bar when it comes to the clear advantages that a true application-ready system provides to OEMs and other end application developers. PT’s highly integrated combination of hardware - coupled with our NexusWare development tools, communications software, distributed management support and our own carrier grade Linux – all provided by a single supplier – results in a compelling platform proposition for firms building the next wave of network communications solutions.

With specific regard to IPnexus in the government systems and defense market, PT enhanced the value proposition of its radar and sensor communications solutions in 2009. Finally, in the third quarter 2009, PT acquired an unlimited license to productize a substantial set of technology building blocks centered on SIP (Session Initiation Protocol) which is the predominant signaling methodology for IP-based communications networks. Since that time our engineering team has been diligently working on combining those building blocks with our existing core technologies and targeting the combination on an evolving set of revenue generating application solutions for communications service providers. As a result of these efforts, on February 12, 2010, PT introduced its newest product line, Xpress™, a portfolio of SIP-based applications and enabling infrastructure built upon its IPnexus Application-Ready Systems foundation and targeted towards wireless and wireline carriers deploying next-generation network (NGN) architectures.

A second area of substantial progress in 2009 was that of our overall organization. During the year, we completed our transformation from a product group approach to a functional discipline-based structure. With regard to our engineering efforts, all corporate product development and related product management now report to one senior vice president of products and technology. Our sales organization has been chartered with a market focus, rather than a product focus, and is supported by newly structured company-wide commercial marketing and customer service teams. All of these functions are now reporting to one senior vice president of sales, marketing and service. Within the overall sales organization, we established a dedicated Government Systems sales team, handling our complete product portfolio. It has been tasked with leveraging existing relationships and targeting new opportunities in both direct government agencies as well as major government prime contractors. On the manufacturing front, we spent the major part of the year taking a fresh look at our manufacturing requirements and related core competencies – especially from the perspective of our strategic plan and the focus of our evolving product portfolio. Near year end, after a careful evaluation and analysis, we concluded that we should outsource our printed circuit board assembly and selected a world-class manufacturing organization, Mack Technologies, as our partner in this endeavor. Upon its completion in 2010, this move will make our product costs more predictable, reduce our capital expenditure requirements and enhance our ability to continue to offer the cutting-edge technologies implemented by our hardware development team without sacrificing our high standards of quality. We believe these organizational changes offer a greater focus, efficiency and flexibility to our business as we move forward with solutions based upon a common set of core technologies.

Our ongoing corporate evolution was the third major area of progress in 2009. PT underwent a significant corporate evolution built upon the fundamental premise that the combination of our historical hardware roots, our acquired technologies, and our ongoing organic development provide us with the ability to directly satisfy a meaningful portion of end product design requirements in the network communications arena. We have re-focused the Company on highly integrated products. The software component of our product portfolio has been elevated as a key element in our product value proposition. We have substantially added to our product portfolio from a solutions perspective and now view ourselves – first and foremost – as a solutions provider. It is the essence of this corporate evolution, underpinned by the elements of our strategic plan, which we believe positions us for long term, profitable growth.

Beginning in the fourth quarter 2009, management proactively undertook several steps, to further position PT for growth as business conditions improve. The timing of this decision is based upon recent forward-looking market data that we expect will drive opportunities for our technologies. At a high level, a sampling of these opportunity indicators includes: forecasted mobile handset growth in 2010, wireless growth opportunities in emerging markets and increasing government-driven communications infrastructure expenditures.

In order for PT to be properly positioned to take advantage of these projected market dynamics, management believes it must make an additional level of investment in three focused areas in advance of potential offsetting revenues.

First, we are hiring ten additional direct sales people to bolster our newly aligned sales organization. Management strongly believes our product portfolio has broad applicability to a larger array of customers and that a larger direct sales force can result in increased profitable revenues. Most of these new hires will be focused globally on tier-one and growing tier-two telecom equipment manufacturers, and on the expansion of our presence in the Europe/Middle East/Africa (“EMEA”) and Central/Latin America (“CALA”) market areas, which are undergoing substantial mobile telecom growth.

Second, management is undertaking the addition of several positions to our research and development team to further productize the SIP technology we licensed in the third quarter 2009 and thereby continue to build out our Xpress product line.

Third, PT will be expanding its product management team. Throughout 2010, we will be announcing substantial expansion of the elements and attributes of our product portfolio. In order to maximize the return on the product development investment underlying this portfolio expansion, it will be vital that we have sufficient product management resources to properly launch and fully shepherd new product introductions as they occur.

While external business conditions may to some extent throttle the near-term ramp-up of these endeavors, management is fully committed to this course and is enthusiastic about the future opportunities that can be addressed.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers growth in the long term, some elements of the customer base in this market are experiencing very challenging economic conditions which are impacting business prospects. Management expects to realize measurable progress in 2010 on the strategic initiatives it established in 2009. However, based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near-term is likely to be very difficult.

Market Overview

PT’s business addresses one industry segment – Communications, and globally targets two primary vertical markets for its network communications products: telecommunications and government systems and defense. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure. Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress product lines, are governed by investments necessary to support existing and evolving service demands such as the ongoing worldwide explosive growth in text messaging and the transition to Internet-based communications networks. Sales into the government systems and defense market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.

We expect that the economic climate in 2010 will remain very challenging. Although market interest and activity related to our product portfolio remains strong, actual sales visibility is quite low. In light of these conditions, staffing reductions were initiated in January and July 2009 to further reduce our expense levels. As the Company moves into 2010, management is strategically making targeted investments in sales, marketing and research and development in order to position PT for growth as business conditions improve.

Products

PT’s product portfolio includes SEGway Signaling Solutions which provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridge, and core-to-edge distributed intelligence and our IPnexus Application-Ready Systems which anchors a growing portfolio of PT solutions. These products are built on PT’s own U.S. manufactured hardware combined with PT’s NexusWare Carrier Grade Linux operating system and software development environment.

SEGway Signaling Solutions: PT’s premier suite of IP-centric STPs, gateways, edges, and network applications, permits service providers to cost effectively deliver revenue generating features in next-generation networks. SEGway solutions have been deployed in numerous world-class carrier networks around the globe because of their high density and unparalleled price-to-performance ratio. This, together with SEGway’s flexibility in edge-to-core deployments, small footprint, and ease of use, has earned the portfolio its reputation as "Simply Smarter Signaling®.”

Deployed for over ten years, PT’s SEGway Signaling solutions, which are built on our IPnexus Application-Ready systems, provide a full suite of signaling capabilities that seamlessly operate in both circuit-switched and IP-based networks to address the signaling needs of wireless and wireline carriers and service providers.

IPnexus Application-Ready Systems: PT’s IPnexus Application-Ready Systems are designed for high availability, scalability, and long life cycle deployments. These systems are PT’s own IP-native, highly integrated platforms and element management systems. OEMs and application developers, including PT itself, leverage PT’s carrier grade Linux development environment and suite of communications protocols (PT’s Nexusware) as a cornerstone component of their end product value proposition.

Management believes that the tightly integrated combination of systems, hardware and software technologies found in the Company’s IPnexus Systems provides measurable benefits to our customers through development risk mitigation and substantially accelerated time-to-market metrics. Furthermore, the IPnexus product line is built upon a fundamental premise of long life-cycle deployment that is fully supported by PT, as opposed to offerings from some of our competitors.

Xpress SIP Applications: On February 12, 2010, PT introduced their newest product line, Xpress, a portfolio of SIP-based applications and enabling infrastructure for next-generation network (NGN) architectures. The adoption of voice-over-packet architectures by wireless and wireline carriers, and the emergence of SIP (Session Initiation Protocol) as the predominant signaling protocol on these networks have presented new opportunities for service providers to market media-rich and web-friendly applications to their subscribers. PT’s Xpress product line is a new approach for delivering these capabilities in the most cost effective manner. Based on a pure IP implementation, new service offerings can be quickly developed and readily deployed, network-wide, on IMS enabled, converged TDM/IP and VoIP networks.

Sales, Marketing and Distribution

PT markets its products worldwide to a variety of customers through its direct sales force and various channels including OEMs, Value Added Resellers (VARs), distributors and systems integrators. The majority of PT's business is sold through PT's direct sales force.

Due to the highly technical nature of PT's products, it is essential that PT's salespeople are technically oriented and are knowledgeable in the communications, networking and embedded systems fields. To supplement its sales force, PT has customer engineers who assist prospective customers in determining if PT’s products will meet their requirements.

At year end 2009, PT had a total of 50 sales, marketing and sales support personnel located in various U.S. offices including: Rochester, New York; Raleigh, North Carolina; Chicago, Illinois; Dallas, Texas; San Jose, California and internationally in London, England and Shanghai, China.

In the fourth quarter of 2009, PT announced that it would add ten additional experienced sales and marketing people to its direct sales organization over the next few quarters in order to gain greater market penetration for its products. In addition, a number of new independent sales representatives and agents covering selected geographic areas internationally have been added.

PT executes various ongoing marketing strategies designed to attract new customers and to stimulate additional business with existing customers. These strategies include web-based activities, technology seminars, direct mail and email campaigns, telemarketing, active participation in technical standards groups, participation in regional, national and international trade shows, placement of selected trade press advertisements and the authoring of technical articles.

Sales to customers outside of the United States represented 51%, 60% and 48% of PT's revenue in 2009, 2008 and 2007, respectively. In 2009 and 2008, export shipments to the United Kingdom represented 15% and 18% of sales, respectively. International sales are subject to risks of import and export controls, transportation delays and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars.

Customers

PT has approximately 125 customers worldwide in the telecommunications and government systems and defense markets. Many of PT’s major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Israel, and Asia. In 2009, PT’s two traditionally largest customers, Metaswitch Networks (formerly Data Connection Limited) and Alcatel-Lucent, represented 15% and 8% of sales, respectively, and PT’s four largest customers (Metaswitch Networks, Alcatel-Lucent, Leap “Cricket” Wireless, and Raytheon) together represented 36% of sales. In 2008, PT’s two largest customers, Metaswitch Networks and Alcatel-Lucent, represented 17% and 11% of sales, respectively, and PT’s four largest customers (Metaswitch Networks, Alcatel-Lucent, Alltel Communications and Bakcell Ltd.) together represented 40% of sales. In 2007, PT’s two largest customers, Metaswitch Networks and Alcatel-Lucent, represented 11% and 10% of sales, respectively, and PT’s four largest customers (Metaswitch Networks, Alcatel-Lucent, Alltel Communications and Motorola) together represented 34% of sales.

In 2009, approximately 83% of PT’s revenue came from the telecommunications industry and 17% from government systems and defense market.

SEGway Signaling Solutions Customers: Announced customers for our SEGway Signaling Solutions include Alcatel-Lucent, Alltel Communications, Bakcell Ltd., Cable and Wireless Guernsey, Comfone, Elephant Talk, Ericsson, GeoLink, Hawaiian Telcom, Leap Wireless, Pocket Communications, Primus Telecommunications, Siemens, Telefonica Moviles Espana, Tata Communications (formerly Teleglobe) and VeriSign.

IPnexus Application-Ready Systems Customers: Announced customers for our IPnexus Application-Ready Systems include: Alcatel-Lucent, Aviat Networks (formerly Harris Stratex Networks), AudioCodes, Metaswitch Networks, FAA, General Dynamics, Hewlett Packard, Lockheed Martin, Motorola, Nokia Siemens, Northrup Grumman, Raytheon, Rockwell Collins, Sun Microsystems, Stratus and Vados Systems.

The loss of one or more of our larger customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

Backlog

The scheduled backlog of orders amounted to $4.8 million and $6.6 million at February 1, 2010 and February 2, 2009, respectively. The year-over-year decrease is due in large part to a $1.0 million increase in January 2010 shipments as compared with January 2009. Backlog amounts for 2010 are expected to be shipped prior to the end of the year. Orders are subject to postponement of delivery or cancellation in the normal course of business. A substantial portion of PT’s revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter. Due to the global economic climate, forward-looking visibility on customer orders is very challenging. (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

PT's business is not generally subject to large seasonal swings but business is frequently slower during the summer months due to the European and United States vacation seasons. Some of PT’s customers have seasonal swings in their business which are reflected in their orders with PT. Much of PT’s business is project-related, which can cause quarterly fluctuations in revenue.

Environmental Matters

PT complies with U.S. federal, state and local laws relating to the protection of the environment and believes that environmental matters do not have any material effect on its capital expenditures, earnings or competitive position. Further, PT complies with national laws relating to the protection of the environment in all end country markets served by export sales.

If the products that we produce in the future do not comply with a country’s laws relating to the protection of the environment, we would be unable to sell our products into those markets and our operating results would be harmed.

Competition

PT’s SEGway Signaling solutions satisfy a wide range and scale of signaling requirements, most of which typically involve some component of utilizing Internet Protocol (IP) to carry signaling traffic. PT’s SEGway Signaling Solutions currently compete with products from Alcatel-Lucent, Tekelec, Huawei, Ericsson, Nokia-Siemens and Cisco Systems.

Embedded purpose-built computer systems are either based on proprietary technology or are based on open standards. PT’s IPnexus Application-Ready Systems are standards-based, which is the smaller portion of this market. A key differentiating factor of PT’s IPnexus Systems products is PT’s internally developed NexusWare Carrier Grade Linux operating system and software development environment. We believe this is a key competitive advantage in our marketplace because many of PT’s competitors provide third party operating systems with their products.

The OEM communications equipment market is characterized by rapid technological change and frequent introduction of products based on new technologies. Competitive factors in this market include price, product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios. PT’s IPnexus Application-Ready Systems compete in certain standards-based markets, specifically AdvancedMC/µTCA and CompactPCI 2.16.

Competitors providing some level of systems offerings include Emerson, Radisys, GE Fanuc, Kontron and Continuous Computing. Management believes that PT’s capability to deliver fully integrated, system level solutions with a substantial software component including its NexusWare is a key differentiating factor for PT’s products.

We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that the competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

Research and Development

PT's research and development expenses were approximately $7.8 million, $9.0 million and $9.9 million in 2009, 2008, and 2007, respectively, and were net of capitalized software development costs of $2.3 million, $2.1 million and $2.1 million, respectively. These expenses consist primarily of personnel costs, material consumed in developing and designing new products, and amounts expended for software licenses/tools. PT expects to continue to invest heavily in research and development in order to create innovative next-generation products and maintain competitive advantages in the communications markets we serve.

During the third quarter 2009, PT paid a one-time license fee of $.9 million to acquire certain software technologies, which PT plans to use in synergistic combination with its captive technologies to develop new end market products. Of this amount, $.8 million has been recorded in capitalized software development costs and $.1 million has been allocated to property, equipment and improvements, based on the estimated respective fair values of the technologies acquired.

PT has significant core competencies associated with advanced network communications and control solutions. PT provides remotely manageable, IP-centric network solutions, elements and applications specifically engineered for high availability, scalability, and long life cycle deployments. Its products are built upon our own U.S. manufactured hardware combined with PT’s NexusWare Carrier Grade Linux operating system and software development environment plus a broad suite of communications protocols and high availability middleware.

Proprietary Technology

PT's success depends in part upon retaining and maximizing our proprietary technologies. To date, PT has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology. PT generally enters into confidentiality or license agreements with its customers, distributors and potential customers that contain confidentiality provisions, and limits access to, and distribution of, the source code to its software and other proprietary information. All of PT’s employees are subject to PT's employment policy regarding confidentiality. PT’s software products are provided to customers under license, generally in the form of object code, which to date has provided a high degree of confidentiality with respect to the underlying intellectual property.

Table of contents  Suppliers

In a fast-paced technology environment, product life cycles generally extend for two to four years. The obsolescence by manufacturers of individual electronic components used by PT is occurring more rapidly than ever before. In addition, industry consolidation is resulting in fewer manufacturers offering electronic components. In many situations, PT is utilizing sole or limited source components on its products. PT obtains components on a purchase order basis and generally does not have long-term contracts with its suppliers. PT does not have a large total procurement budget in relation to the overall market which results in a continuous challenge for PT to obtain adequate supplies of components, even compared to a number of years ago. Lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when components are not available has become a challenging factor in several cases.

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

Manufacturing

PT performs in-house printed circuit board (PCB) based electronic assembly, system integration and product testing in its Rochester, New York headquarters facility. PT does not maintain significant amounts of long-lived assets outside of the United States.

Many of PT’s products are produced in low volumes and have high software content, and PT has historically utilized an in-house manufacturing capability to build its products.

In December 2009, PT announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products. In management’s judgment, this decision will bring tangible benefits to PT, which includes more predictable product costs, a significant reduction in capital expenditure requirements, and an enhanced ability to continue to offer cutting-edge technologies in PT’s product lines without sacrificing PT’s high standards of quality. In management’s judgment, these benefits outweigh the risks inherent in utilizing a third party contract manufacturer.

In the event of an interruption of production at PT’s outsourcing vendors or its Rochester manufacturing facility, PT's ability to deliver products in a timely fashion would be compromised, which could have a material adverse effect on PT’s results of operations.

Employees

As of December 31, 2009, PT had 196 full-time, five part-time and contract employees, and one engineering cooperative education student. Management believes its relations with its employees are generally good. PT’s employees are not subject to collective bargaining agreements.

The Company’s full-time employees work in the following areas:
Research and Development	71
Sales and Marketing	50
Manufacturing	56
General and Administrative	19
Total	196

Management believes that PT's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A – Risk Factors

Our global growth is subject to a number of economic risks.

Our revenue and profitability depend on the overall demand for our products and related services and the successful implementation of our strategy. As widely reported, the financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in investment valuations, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.

Our global business is also adversely affected by decreases in the general level of economic activity, such as decreased capital expenditures by telecommunications service providers, decreases in general business and consumer spending, and government procurement. Many carriers/service providers have been cautious of making investments in infrastructure during difficult economic times, which customarily results in reduced budgets and spending. This can impact us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure. Fluctuations in the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Pound Sterling, the Canadian Dollar and other currencies also have an effect of making our products more or less costly for foreign customers and can adversely affect our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, and are unable to fully anticipate the effect that the current economic conditions will have on our business.

If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is generally characterized by rapid technological change and frequent introduction of products based on new technologies. Additionally, application of our IPnexus Application-Ready Systems, especially as targeted at the telecommunications industry, is volatile as the effects of new technologies, new standards, and new products contribute to changes in the market and the performance of industry participants. Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that meet customer requirements and comply with industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results. Further, current technologies may become obsolete before being replaced by new technologies, which would have a material adverse effect on our revenue and operating results.

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

Carriers and service providers in our target markets are experiencing consolidation which could delay or cancel ongoing network infrastructure expansion and upgrade programs.

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

In order to fulfill orders for customers in the most optimal manner for a volume and mix of business, we have historically manufactured the majority of our products at our Rochester, New York facility. However, beginning in 2010, we will outsource manufacturing of printed circuit boards assemblies for our products to an outside contract manufacturer. In addition, certain elements of these products, such as platform chassis, are manufactured by contract manufacturers. We do not have significant alternative manufacturing capabilities, either internally or through third parties, to perform manufacturing of our products. Even if we were able to identify alternative third-party contract manufacturers, we cannot assume that we would be able to retain their services on terms and conditions acceptable to us. In the event of an interruption in production or damage to our manufacturing facility from a natural disaster or other catastrophic event, either of which would cause interruptions or delays in our manufacturing process, we would not be able to deliver products on a timely basis, which would have a material adverse effect on our revenue and operating results. Although we currently have business interruption insurance, we cannot be assured that such insurance would adequately cover our lost business as a result of such an interruption.

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

Because of the existence of an extremely large number of patents in the communications industry and the rapid rate of new patents granted or new standards or new technology developed, we may have to obtain technology licenses from others. We do not know whether these third party technology licenses will be available to us on commercially reasonable terms. The loss of, or inability to obtain, any of these technology licenses could result in delays or reductions in our product shipments. Any such delays or reductions in product shipments would have a material adverse effect on our revenue and operating results. Furthermore, although we believe that our products do not intentionally infringe on the proprietary rights of third parties, we cannot assure that infringement claims will not be asserted, resulting in costly litigation in which we may not ultimately prevail. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which would have a material adverse effect on our revenue and operating results.

A third party competitor has initiated a claim that we are infringing upon their intellectual property rights. While we believe that the claim is without merit, defending ourselves against this claim is expected to be time consuming and costly, and may distract management’s attention and resources. Such claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. In the event of an adverse outcome, if we were to be unable to not license the alleged infringed intellectual property, license the technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

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

Foreign and domestic governmental agencies periodically issue directives pertaining to the distribution of products which contain certain substances. While we believe we are in full compliance with all such existing directives, if in the future the products that we produce do not comply with existing or similar directives, we would be unable to sell our products into those markets and our operating results would be harmed.

Errors or defects in our products could result in disputes, litigation and product liability claims by our customers and could diminish demand for our products, injure our reputation and adversely affect our operating results.

Our products are very complex and may contain errors or defects that could be detected at any point in the life of the product. While we have rigorous quality control and testing procedures for our products, we can provide no absolute assurances that errors or defects will not be found in our products until deployment or long after a product has been deployed. Our products, even if error-free, must interoperate with other vendors’ equipment in our customers’ networks and such operation could result in technical problems with our products. A warranty or product liability claim brought against us could result in costly, highly disruptive and time-consuming litigation, which could harm our business. Although our agreements with our customers contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective to cover all claims.

Although we maintain product liability insurance, it may not be sufficient to cover all claims to which we may be subject. Errors and defects or failures to properly interoperate, could cause diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation, increased service and warranty costs or could result in disputes, litigation and product liability losses with our customers. If any of these were to occur, there would be a material adverse effect to our revenue and operating results.

In future periods, we may experience material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we identify material weaknesses, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions, securities litigation, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 - Properties

PT’s corporate headquarters is located in 57,000 square feet of leased office and manufacturing space in Rochester, New York. This lease expires in 2012. Corporate headquarters includes executive offices, along with sales, marketing, engineering and manufacturing operations. There is sufficient space for growth in this facility and it is capable of accommodating a variety of expansion options. PT owns land adjacent to this facility to accommodate future expansion, if necessary. PT has a center for engineering excellence located in 8,600 square feet of office space in San Luis Obispo, California and this lease expires in August 2010. PT also leases sales and engineering office space in San Diego, California under a lease which expires in November 2010. PT’s Signaling Systems Group is located in 16,000 square feet of office space located in Kanata Ontario (Canada), a suburb of Ottawa. This lease expires in October 2011. PT’s European, Middle East and Africa marketing group occupies leased office space near London, England. The lease for this space expires in March 2012. In addition, PT leases a sales/marketing office in Connecticut.

ITEM 3 - Legal Proceedings

From time to time, PT is involved in litigation relating to claims arising out of its operations in the normal course of business.

In December 2009, the Company became aware that Tekelec, a California corporation headquartered in Morrisville, North Carolina, had filed but not served a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina. The complaint alleges that certain of the Company’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company through its designated agent in North Carolina. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges the Company’s signaling systems products infringe. The Company believes that the basis for Tekelec's infringement claims is without merit and will vigorously defend against those claims. No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any.

PT is not presently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on PT’s results of operations, financial condition or cash flows.

PART II

ITEM 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PT's common stock is traded on NASDAQ under the trading symbol "PTIX." The following table sets forth the high and low closing prices of the common stock for each quarter during the two most recent years, as reported on NASDAQ. These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

2009	High	Low
First Quarter	$3.60	$2.55
Second Quarter	3.04	2.50
Third Quarter	3.09	2.71
Fourth Quarter	$3.02	$2.66

2008	High	Low
First Quarter	$5.50	$4.38
Second Quarter	5.97	4.46
Third Quarter	5.41	4.38
Fourth Quarter	$4.30	$3.11

Stock Performance Graph

The following graph compares the cumulative total return of our common stock at the end of each calendar year since December 31, 2004 to the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Manufacturer Index. The stock performance shown in the graph below is not intended to forecast or be indicative of future performance.

As of March 5, 2010, there were 168 stockholders of record of the Company's common stock.

To date, PT has not paid cash dividends on its common stock and has no expectation to do so for the foreseeable future. PT has not sold any securities during the past three years, other than shares of common stock issued pursuant to stock option exercises. Reference is made to Item 12 for PT’s equity plan information.

ITEM 6 - Selected Financial Data                            (in thousands, except per share amounts)

The following selected financial data are derived from our consolidated financial statements:

For the Year Ended December 31:	2009	2008	2007	2006	2005
Sales	$29,491	$40,517	$40,319	$48,405	$49,633
Net (loss) income	(10,112)	1,663	1,814	1,483	3,045
Basic (loss) earnings per share:
Net (loss) income	$(0.91)	$0.14	$0.14	$0.11	$0.24
Weighted average common shares	11,130	11,601	12,581	13,202	12,885
Diluted earnings per share:
Net income		$0.14	$0.14	$0.11	$0.23
Weight average common and
common equivalent shares		11,611	12,626	13,344	13,167

At December 31:	2009	2008	2007	2006	2005
Working capital (1)	$32,326	$41,220	$40,307	$47,700	$46,848
Total assets	$48,889	$59,318	$59,520	$64,261	$62,943
Total stockholders' equity	$43,616	$53,447	$52,896	$58,267	$55,287
(1) – defined as current assets less current liabilities

See “Financial Overview” of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PT's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in Item 1A of this Form 10-K. PT's future operating results may be affected by various trends and factors, which are beyond PT's control. These risks and uncertainties include, among other factors, business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of PT’s manufacturing capacity and arrangements, the protection of PT’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to goodwill and investments, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of PT’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-K, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. PT's actual results could differ materially from those discussed in the forward-looking statements.

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
  Carrying Value of Long-Lived Assets

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

For the sale of multiple-element arrangements whereby equipment is combined with other elements, such as software and maintenance, PT allocates to, and recognizes revenue from, the various elements based on their fair value. Revenue from software requiring significant production, modification, or customization is recognized using the percentage of completion method of accounting. Anticipated losses on contracts, if any, are charged to operations as soon as such losses are determined. If all conditions of revenue recognition are not met, revenue recognition is deferred and revenue will be recognized when all obligations under the arrangement are fulfilled. Revenue from software maintenance contracts is recognized ratably over the contractual period.

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

Income Taxes: PT provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the net recorded amount, an adjustment to the valuation allowance would increase income to be recognized in the period such determination was made.

PT operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time for resolution. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of PT. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $10 million in order to fully realize the value of the Company's deferred tax assets. Of this amount, approximately $650,000 of capital gains must be realized in 2010 in order to fully realize PT’s deferred tax assets relating to capital loss carryforwards. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance was recorded in 2009 against substantially the full value of its deferred tax assets.

Product Warranty: Warranty obligations are generally incurred in connection with the sale of PT’s products. The warranty period for these products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required.

Stock-Based Compensation: PT’s board of directors approves grants of stock options to employees to purchase our common stock. Stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

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

Carrying Value of Goodwill: Tests for impairments of goodwill are conducted annually at year end, or more frequently if circumstances indicate that the asset might be impaired. PT employs a two-step method for determining goodwill impairment where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. An impairment loss is then recognized to the extent that the goodwill’s carrying amount exceeds its fair value. PT is considered to consist of being only one reporting unit.

The quoted market capitalization of PT was less than PT’s book value at December 31, 2009. PT used a discounted cash flow valuation model applied to a five-year projection of future cash flows in its evaluation of goodwill. This cash flow valuation model necessarily involves considerable judgment in the estimation of inputs and assumptions used in this cash flow valuation model. As a result of its analysis, PT recorded an impairment charge against the full recorded value of goodwill. The accounting estimate related to impairment of goodwill is considered a "critical accounting estimate" because PT’s impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors that impact estimated future cash flows and the estimated implied fair value of PT.

Carrying Value of Long-Lived Assets: In addition to impairment-testing the recorded value of goodwill, PT reviews the carrying values of its long-lived assets, other than goodwill, capitalized software development costs and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. PT assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. PT estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, PT records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. PT determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows. The accounting estimate related to impairment of long-lived assets is considered a “critical accounting estimate” because PT’s impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors that impact estimated future cash flows and the estimated fair value of long-lived assets.

Key Performance Indicators

PT believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be very low. Most of our OEM customers are placing orders for product only when they have orders in hand from their customers. Total shipments to customers in 2009 amounted to $29.5 million, compared to $40.5 million in 2008. This significant decrease in revenue was attributable to weak demand from most of PT’s traditional OEM telecommunications customers and to sharply lower shipments of products to each of the Company’s two largest customers, Metaswitch Networks and Alcatel-Lucent. As a result of decreased product demand from their customers in 2009, our combined shipments to Metaswitch Networks and Alcatel-Lucent decreased by $4.7 million.

Overview

Performance Technologies, Incorporated (“PT”), a Delaware corporation founded in 1981, is a global supplier of advanced network communications solutions to carrier, government and OEM markets.

PT’s product portfolio includes IP-centric network solutions, elements and applications designed for high availability, scalability, and long life cycle deployments. The company’s entire line of offerings is anchored by IPnexus, PT’s own IP-native, highly integrated platforms and element management systems. OEMs and application developers, including PT itself, leverage the carrier grade Linux development environment and suite of communications protocols (PT’s Nexusware) of IPnexus Application-Ready Systems as a cornerstone component of their end product value proposition. PT’s SEGway Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridge, and core-to-edge distributed intelligence.

PT’s business addresses one industry segment – communications, and globally targets two primary vertical markets for its network communications products, namely telecommunications and government systems and defense. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure. This market began deteriorating in the third quarter of 2008 as customers made decisions to preserve cash and only modestly began to improve during the second half of 2009. Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress product lines, are governed by investments necessary to support existing and evolving service demands such as the ongoing worldwide explosive growth in text messaging and the transition to Internet-based communications networks. While some wireless carriers around the globe continue to significantly invest in their signaling network infrastructure and customer applications, many are delaying purchasing decisions as long as possible. Sales into the government systems and defense market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. Government systems and defense shipments are subject to project deployment schedules and are not often consistent from quarter-to-quarter. We are continuing to see new government systems and defense project opportunities for our network communications products.

Please refer to Part 1, Item 1, under the caption “Business,” for further discussion of the industry, markets and economic environment.

Strategy

The Company strategy is to maximize the value proposition of its products by leveraging its field proven systems, software and hardware technologies. Management believes the tightly integrated combination of these technologies results in considerable benefits to our customers including a compelling return-on-investment proposition, significant development risk mitigation and a substantially accelerated time-to-market opportunity.

Management is concentrating on four network communications-focused initiatives to construct a solid foundation for long-term growth. These initiatives include further strengthening of our SEGway Signaling Systems product line, continued evolution and enhancement of our IPnexus Application-Ready Systems for mission critical communications applications, intensifying our market diversification efforts in government systems and defense markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions.

Beginning in the fourth quarter 2009, management proactively undertook several steps to further position PT for growth as business conditions improve. These steps include the hiring of additional sales people to bolster our sales organization, the addition of several positions to our research and development team and the expansion of our product management team.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers growth in the long term, some elements of the customer base in this market are experiencing very challenging economic conditions which are impacting business prospects. Management expects to realize measurable progress on the strategic initiatives it established in 2009. However, based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near term is likely to be very difficult.

Please refer to Part 1, Item 1, under the caption “Business,” for further information regarding the Company’s “Strategy.”

Financial Overview

Revenue:

Revenue for 2009 amounted to $29.5 million, compared to $40.5 million in 2008. Due to the global economic recession, PT’s telecommunications customers sharply curtailed demand for the Company’s products as end-users slashed capital expenditure budgets. Shipments to PT’s two traditionally largest customers, Metaswitch Networks and Alcatel-Lucent, declined by $4.7 million in 2009, from $11.2 million in 2008.

Shipments to customers outside of the United States represented 51% and 60% of sales in 2009 and 2008, respectively. The decrease in shipments to customers outside of the United States was principally due to lower shipments to Metaswitch Networks and other OEM telecommunications customers due to the global economic slowdown. While shipments to customers in the United States also declined, the decline in the United States was less severe due primarily to a relatively stable demand for the Company’s signaling products. Shipments to the United Kingdom represented 15% and 18% of PT’s total sales in 2009 and 2008, respectively.

Earnings:

PT incurred a net loss for 2009 amounting to ($10.1 million), or ($.91) per basic share, based on 11.1 million shares outstanding. This loss included:

  A non-cash goodwill and long-lived asset impairment charge of $.33 per share;
  A non-cash income tax charge against deferred tax assets amounting to $.30 per share;
  Restructuring charges of $.06 per share;
  Discrete income tax benefits of $.06 per share; and
  Stock-based compensation expense of $.05 per share.

Net income in 2008 amounted to $1.7 million, or $.14 per diluted share, based on 11.6 million shares outstanding and included:

  Stock compensation expense of $.03 per share;
  Unsuccessful acquisition expenses of $.02 per share; and
  A discrete income tax benefit of $.03 per share.

The decrease in weighted average shares outstanding in 2009 is attributable to the Company’s stock repurchase programs, under which .1 million and .6 million shares were repurchased during 2009 and 2008, respectively.

Cash:

Cash, cash equivalents and investments amounted to $29.3 million and $33.5 million at December 31, 2009 and 2008, respectively, and the Company had no long-term debt at either date. The decrease in cash in 2009 was due primarily to capitalized software development costs of $2.3 million, a technology acquisition of $.9 million, purchases of property, equipment and improvements of $.5 million, and purchases of treasury stock of $.3 million.

Cash used by operating activities amounted to $.2 million in 2009, as compared to cash generated by operating activities of $5.7 million in 2008. The year-over-year decrease in cash generated from operating activities amounted to $5.9 million and is primarily attributable to the $10.1 million loss in 2009, compared to net income in 2008 of $1.7 million, reduced by non-cash depreciation and amortization, and impairment charges of $2.5 million and $4.3 million, respectively, and offset by decreases in accounts receivable of $.4 million and inventories of $.8 million. Also contributing to the change were the non-cash valuation allowance recorded against the Company’s deferred tax assets which amounted to $2.9 million and the non-cash stock-based compensation expense which amounted to $.5 million.

Restructuring Activities:

PT implemented two restructuring actions during 2009. In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions in the first quarter 2009, or approximately 8% of its global workforce. In the first quarter, PT recorded restructuring charges for cash expenditures associated with employee-related costs of approximately $.4 million. In July 2009, the Company implemented a voluntary separation program in which substantially all U.S. employees were offered the opportunity to elect termination of employment, subject to the Company’s approval. Eight employees were voluntarily terminated under this program. In the third quarter, PT recorded restructuring charges for cash expenditures associated with employee-related costs of approximately $.2 million. This action is expected to yield annual operating expense savings of approximately $.4 million.

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

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, which has been included as an aid to understanding PT’s results and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of goods sold	46.8%	43.7%	46.0%
Software capitalization write-off		0.2%	1.3%
Gross profit	53.2%	56.1%	52.7%

Operating expenses:
Selling and marketing	24.3%	20.4%	16.9%
Research and development	26.4%	22.3%	24.4%
General and administrative	15.7%	11.7%	12.0%
Restructuring charges	2.1%		1.0%
Impairment charges of goodwill and long-lived assets	14.5%
Unsuccessful acquisition expenses		0.5%
Total operating expenses	83.0%	54.9%	54.3%
(Loss) income from operations	(29.8%)	1.2%	(1.6%)

Other income, net	1.5%	2.4%	5.2%
Gain on sale of investment			0.8%
Note receivable recoveries (valuation charge)			0.4%
(Loss) income before income taxes	(28.3%)	3.6%	4.8%
Income tax provision (benefit)	6.0%	(0.5%)	0.3%
Net (loss) income	(34.3%)	4.1%	4.5%

Year Ended December 31, 2009 compared with the Year Ended December 31, 2008

Sales. Total revenue for 2009 amounted to $29.5 million, compared to $40.5 million for 2008. Historically, PT’s products are grouped into three distinct categories in one market segment: Communications products, Computing products and Switching products. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2009	2008
Communications	65%	57%
Computing	25%	28%
Switching	10%	15%
Total	100%	100%

Communication products:

Communications products are comprised of network access, SEGway signaling and voice products. Network access products provide a connection between a variety of voice, data and signaling networks and PT’s IPnexus systems (and competing platforms) that are used to control the network and/or process information being transported over networks. The Company’s SEGway signaling products, which are built on our IPnexus systems, provide a full suite of signaling solutions that seamlessly bridge between circuit-switched networks and the growing “IP-based” networks. Voice products enable voice, data and fax processing for communications applications.

Revenue from Communications products amounted to $19.1 million and $23.2 million in 2009 and 2008, respectively. This decrease in revenue of $4.2 million, or 18%, resulted primarily from decreases in sales of network access and voice products.

Computing products:

Computing products are primarily IPnexus systems, which are built upon PT’s own U.S. manufactured hardware combined with the Company’s NexusWare Carrier Grade Linux® operating system and software development environment plus a broad suite of communications protocols and high availability middleware. The product family also includes a range of single board compute elements and associated chassis management products.

Computing products revenue totaled $7.5 million and $11.5 million in 2009 and 2008, respectively. The decrease in revenue of $4.0 million, or 34%, was primarily attributable to a decrease in shipments to Metaswitch Networks amounting to $2.5 million, plus decreases in shipments to the Company’s other computing products customers. These declines are attributable to considerably lower end-user demand in light of the global economic slowdown and intentional reductions in inventory levels by the Company’s OEM telecommunications customers.

Switching products:

PT’s Ethernet switch elements operate as the “nexus” of the IP packet switching functionality for IPnexus systems and competing platforms.

Switch revenue totaled $2.8 million and $5.9 million in 2009 and 2008, respectively. The decrease in revenue of $3.1 million, or 52%, is primarily due to substantially lower shipments to Alcatel-Lucent, one of PT’s traditionally two largest customers. Shipments to Alcatel-Lucent decreased by $2.2 million in 2009. Demand from PT’s other switching products customers also declined primarily due to significantly reduced capital expenditures among their end-user customers.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function, and totaled $15.7 million and $22.8 million in 2009 and 2008, respectively. Gross margin was 53.2% and 56.1% of sales for 2009 and 2008, respectively. Despite improved product mix, gross margin as a percentage of sales fell in 2009 due primarily to the non-absorption of fixed manufacturing costs, which resulted from significantly lower sales and production volumes. Also included in cost of goods sold is the amortization of software development costs which totaled $1.7 million and $1.6 million in 2009 and 2008, respectively. In 2008, charges amounting to $.1 million were recorded to write off certain software development costs relating to new products which had not reached commercial general release and were discontinued.

Total Operating Expenses. Total operating expenses in 2009 amounted to $24.5 million including impairment charges recorded against goodwill and long-lived assets which totaled $4.3 million, restructuring expenses of $.6 million, and stock compensation expense of $.5 million. Total operating expenses in 2008 amounted to $22.3 million including expenses associated with an unsuccessful acquisition of $.2 million and stock compensation expense amounting to $.6 million.

Selling and marketing expenses were $7.2 million and $8.3 million in 2009 and 2008, respectively. This decrease of $1.1 million, or 13%, was primarily the result of the reduction of two salaried employees, lower commissions, reduced travel expenses, and carefully controlled discretionary expenditures.

Research and development expenses amounted to $7.8 million and $9.0 million in 2009 and 2008, respectively. The Company capitalizes certain software development costs, which reduces the amount charged to research and development expenses. Amounts capitalized were $2.3 million and $2.1 million in 2009 and 2008, respectively. Gross research and development expenditures decreased $1.1 million, or 10% in 2009, which was primarily attributable to both workforce reductions in 2009, controlled discretionary expenditures, and the 2009 effect of the Company’s hedging of the Canadian dollar at a more favorable rate than the average exchange rate in 2008.

General and administrative expenses totaled $4.6 million and $5.0 million for 2009 and 2008, respectively. The decrease in expenses was primarily related to lower corporate, legal and audit costs, and the elimination of two administrative positions. In addition, in 2008 PT incurred $.2 million of legal, investment banking, and due diligence costs associated with an unsuccessful acquisition. These costs were charged to expense when negotiations for the acquisition were ended.

Restructuring charges amounted to $.6 million in 2009 and relate to two reductions in force that management initiated during 2009. In January 2009, twenty positions were eliminated in an involuntary reduction in force, while in August 2009, eight positions were eliminated in a voluntary reduction in force. Both of these actions were completed in 2009. These two actions are expected to result in annualized cost savings of $1 million and $.5 million, respectively.

A summary of the activity with respect to the 2009 and 2008 restructuring activity is as follows (amounts in millions):

	Number		Lease
	of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2008	-	$-	$.5	$.5
2008 utilization	-	-	(.5)	(.5)
Balance at December 31, 2008	-	-	-	-
2009 restructuring charges	28	.6	-	.6
2009 utilization	(28)	(.6)	-	(.6)
Balance at December 31, 2009	-	$-	$-	$-

All utilization amounts in 2009 and 2008 represent cash payments.

Carrying Value of Goodwill and Long-lived Assets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment at least annually as of December 31st of each fiscal year or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value. Management has determined that the Company has one reporting unit for purposes of applying the impairment testing rules based on its reporting structure. The fair value of the Company's single reporting unit at each measurement date is determined based on a combination of the fair market value of the Company's outstanding common stock on a control basis, a discounted cash flow valuation model applied to a projection of future cash flows.

Management performed an interim assessment of the carrying value of goodwill as of June 30, 2009 due to the low price of the Company’s stock in relation to its book value per share and due to the second quarter decision to record a valuation charge against the Company’s deferred tax assets. Based on that assessment, management determined that the fair value of the Company was in excess of its book value including goodwill, and therefore it was not necessary to record impairment at that date.

The results of the annual impairment tests performed as of December 31, 2008 and 2007 indicated the fair value of the reporting unit exceeded its carrying value. Due to the Company’s decreased stock price during the second half of 2009 and resulting lower market capitalization, particularly in comparison with the 2009 recovery in United States equity markets, management recorded an impairment charge amounting to $4.14 million against the full recorded value of goodwill based on the Company’s assessment at December 31, 2009.

In conjunction with the review for impairment of goodwill at December 31, 2009, PT also performed a review of the recoverability of its other long-lived assets. As a result, PT recorded a non-cash impairment charge against the carrying value of property, equipment and improvements amounting to $.14 million.

Other Income, net. Other income consists primarily of interest income and totaled $.4 million in 2009, compared to $1.0 million in 2008. This decrease was due to a sharp decline in the yields the Company earned on its investments, resulting from lower interest rates in general and the Company’s decision to invest in lower-risk investment securities. As of December 31, 2009, the Company’s funds are primarily invested in government-backed money market funds, certificates of deposit, government or government-backed bonds of short duration and high-quality corporate bonds of short duration. At December 31, 2008, the Company owned one auction rate municipal security for which the periodic auctions had failed since February 2008. In November 2008, the Company entered into an agreement with the brokerage firm that sold this investment to the Company. This agreement provided the Company a put option which, if exercised, required the brokerage firm to purchase the investment from the Company at its par value of $2.45 million. The Company exercised this option and the brokerage firm purchased this investment from the Company at its full par value in January 2009.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, and tax-exempt interest income.

For 2009, the income tax provision amounted to $1.8 million, which included state and foreign taxes of $.1 million and a valuation allowance recorded against the balance of the Company’s United States deferred tax assets in the amount of $2.9 million, offset by discrete income tax benefits of $.3 million, the recognition of a deferred tax asset relating to a United States tax law change in November 2009 of $.4 million, and the reversal of the deferred tax liability relating to the Company’s full impairment of goodwill which amounted to $.5 million.

For 2008, the income tax benefit amounted to $.2 million, which included income tax benefits of $.3 million for the aforementioned credits, a discrete income tax benefit of $.4 million relating to the release of a reserve for income tax uncertainties, offset partially by the income tax on the Company’s pre-tax income at statutory rates.

Stock compensation expense. Cost of goods sold and operating expenses include stock compensation expense which totaled $.5 million, $.6 million and $.7 million in 2009, 2008, and 2007, respectively.

During 2007, stock options to purchase 127,500 shares of common stock were granted that were to vest only upon the attainment of an earnings-per-share target of $.40 in 2007, 2008 or 2009. During the fourth quarter 2008, management determined that attainment of the stated per-share earnings target was not probable. As such, the previously recorded expense relating to this option grant in the amount of $139,000 was reversed during the fourth quarter 2008.

Similarly, during 2008, stock options to purchase 137,500 shares of common stock were granted that were to vest only upon the attainment of a pre-tax earnings-per-share target of $.69 in 2008, 2009 or 2010. During the first quarter 2009, management determined that the attainment of this target was not probable in either 2009 or 2010 and reversed the previously recorded expense relating to this option grant, which has totaled $44,000.

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

Computing products:

Computing products revenue totaled $11.5 million and $11.1 million in 2008 and 2007, respectively. The increase in revenue of $.4 million, or 3%, was primarily attributable to an increase in shipments to Metaswitch Networks amounting to $2.4 million, partially offset by a $2.2 million decrease in shipments to four other customers. Lower shipments to these customers were primarily attributable to weaker demand in these customers’ end markets.

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

In 2008, the Company incurred $.2 million of legal, investment banking, and due diligence costs associated with the unsuccessful acquisition of another company. These costs were charged to expense when negotiations for the acquisition were ended.

Restructuring charges amounted to $.4 million in 2007 and principally relate to charges for a change in estimated future cash flows from sub-leasing the former San Luis Obispo engineering center and an agreement at year end to buy out the remaining lease term for this facility. The consideration for the early termination of this lease amounted to $.5 million, which was paid in January 2008.

A summary of the activity with respect to the 2008 and 2007 restructuring activity is as follows (amounts in millions):

	Number		Lease
	of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2007	-	$-	$.5	$.5
2007 restructuring charges			.4	.4
2007 utilization	-	-	(.4)	(.4)
Balance at December 31, 2007	-	-	.5	.5
2008 utilization	-	-	(.5)	(.5)
Balance at December 31, 2008	-	$-	$-	$-

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

Interest income in 2007 also included $.4 million related to a note receivable from Allworx Corporation.

Gain on sale of investment. 2007 results included a gain on sale of an investment in Allworx preferred stock which amounted to $.3 million, which did not recur in 2008.

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

Stock compensation expense. Cost of goods sold and operating expenses include stock compensation expense which totaled $.6 million and $.7 million in 2008 and 2007, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, our primary sources of liquidity are cash, cash equivalents and investments, which together totaled $29.3 million. The Company had working capital of $32.3 million and $41.2 million at December 31, 2009 and 2008, respectively. The decrease in working capital is due to an increase in non-current investments amounting to $2.4 million, an impairment of current deferred tax assets of $1.3 million, a decrease in inventories of $.8 million, net investments in software development costs of $1.4 million and capital expenditures of $.5 million, and the collection of income tax refunds of $.3 million. The decrease in cash is primarily the result of capitalized software development costs, capital expenditures, an acquisition of software technology and Company repurchases of shares of its common stock.

Cash used by operating activities amounted to $.2 million, compared to cash provided by operating activities of $5.7 million in 2008. This amount included net loss of $(10.1 million), offset by non-cash charges including depreciation and amortization of $2.5 million, stock-based compensation expense of $.5 million, impairment charges of $4.3 million, and net valuation allowances against deferred taxes of $2.0 million. In addition, accounts receivable and inventories were reduced by $.4 million and $.8 million, respectively, offset by a decrease in accrued expenses of $.4 million. The decrease in accounts receivable was principally due to lower fourth quarter sales in 2009, compared to 2008. The decrease in inventory is primarily related to lower sales volumes and management’s efforts to reduce inventory balances during times of economic uncertainty. Accrued expenses decreased primarily due to lower accrued payroll, accrued warranty, and deferred revenue.

Cash used by investing activities during 2009 amounted to $11.2 million, compared to cash provided by investing activities during 2008 of $9.7 million. Cash used by investing activities in 2009 consisted of the acquisition of software technologies of $.9 million, capitalized software development costs of $2.3 million, capital asset purchases of $.5 million and a net purchase of investments of $7.6 million, as the Company moved monies from money market funds into certificates of deposit and short-maturity bonds. Cash used by investing activities during 2008 included net proceeds from the sale of investments which amounted to $12.4 million, as the Company shifted its investment strategy toward investing in high-quality, lower risk money market funds, offset partially by capital asset purchases of $.6 million, and capitalized software development costs of $2.1 million.

Cash used by financing activities for 2009 and 2008 amounted to $.3 million and $1.8 million, respectively, primarily resulting from the Company’s repurchase of common stock, which totaled $.3 million and $2.3 million, respectively. Cash used by financing activities in 2008 was offset partially by cash proceeds from the exercise of stock options, which totaled $.6 million.

Off-Balance Sheet Arrangements:

The Company had no off-balance sheet arrangements during 2009.

Contractual Obligations:

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays annual rent which amounts to $783,000, with pre-established adjustments each year.

The Company leases a facility in San Luis Obispo, California under a two-year lease which expires in August 2010. Rent payments under this lease amount to approximately $130,000 annually. Effective December 31, 2007, the Company terminated its lease for its former San Luis Obispo property and paid $.5 million in connection with that termination.

The Company leases office space in Kanata, Ontario, Canada. The term of this lease extends through October 2011. Rent payments under this lease, including payments of minimum operating costs, amount to $396,000CDN annually (approximately $379,000USD at December 31, 2009), with annual inflationary adjustments.

The Company leases office space near London, England. The terms of this lease extend through March 2012 and require quarterly lease payments which amount to £28,000 annually (approximately $45,000USD at December 31, 2009).

For the lease agreements described above, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

The Company enters into purchase commitments during the normal course of its operations. Certain of these purchase commitments are non-cancelable. As of December 31, 2009, the Company’s non-cancelable purchase commitments expire through December 31, 2010. Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2009.

Future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments at December 31, 2009 are as follows:

	Payments Due by Period
	(in thousands)
			2011
			through
Contractual Obligations	Total	2010	2013
Operating leases	$2,722	$1,371	$1,351
Purchase commitments	143	143	-
Total	$2,865	$1,514	$1,351

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

In addition, as noted in Note P to the Consolidated Financial Statements, in December 2009, the Company became aware that Tekelec, a California corporation headquartered in Morrisville, North Carolina, had filed but not served a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina. The complaint alleges that certain of the Company’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company through its designated agent in North Carolina. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges the Company’s signaling systems products infringe. The Company believes that the basis for Tekelec’s infringement claims is without merit and will vigorously defend against those claims.

No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any. If the Company were unsuccessful in its defense, this matter could have a material impact on our working capital, liquidity, capital resources, and results of operations. In addition, the Company is prepared to commit substantial resources if necessary in order to present a vigorous defense in this matter.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB for non-governmental entities. The Codification became effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on the Company’s consolidated financial statements.

On June 30, 2009, the Company adopted ASC Topic 855-10-50 “Subsequent Events - Disclosure”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This standard defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements.

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

In March 2008, the FASB issued authoritative guidance amending and expanding the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. This guidance, which was incorporated into ASC Topic 815, “Derivatives and Hedging,” was adopted by the Company as of January 1, 2009. See Note O, “Derivative Instruments – Foreign Currency Hedge Contracts,” in the Notes to Consolidated Financial Statements for the required disclosures.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments. The Company believes its exposure to such risk is minimal. The Company’s investments are made in accordance with the Company’s investment policy and consist primarily of money market funds, highly-rated corporate and government bonds, certificates of deposit and bank-guaranteed investment contracts at December 31, 2009. The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada and London, England. The Company believes that its exposure to foreign currency risk is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, the Company’s expenses at these locations are denominated in the local currency and the Company’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom. The Company has entered into foreign currency hedge contracts in its Canadian subsidiary to reduce the exposure of such foreign currency exchange variability to the Company’s 2010 results of operations and in its United Kingdom subsidiary to reduce the exposure of foreign currency exchange variability to the Company’s first quarter 2010 results of operations. The fair value of these contracts as of December 31, 2009 was $201,000. Should the foreign currency exchange rates among the U.S. dollar, the British pound and the Canadian dollar remain the same, the Company will realize this amount in the first quarter 2010 upon settlement of these contracts. The amount the Company will realize will increase or decrease as these exchange rates change.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and their subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP Rochester, New York March 9, 2010

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$17,563,000	$29,218,000
Investments (Note B)	7,533,000	2,450,000
Accounts receivable, net	6,542,000	6,677,000
Inventories	4,459,000	5,303,000
Prepaid income taxes	24,000	299,000
Prepaid expenses and other assets	820,000	796,000
Deferred taxes (Note L)	392,000	1,841,000
Fair value of foreign currency hedge contracts (Note O)	201,000	107,000
Total current assets	37,534,000	46,691,000
Investments (Note B)	4,239,000	1,797,000
Property, equipment and improvements, net	1,686,000	2,069,000
Software development costs, net (Note M)	5,254,000	3,840,000
Deferred taxes (Note L)	176,000	778,000
Goodwill		4,143,000
Total assets	$48,889,000	$59,318,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013,000	$922,000
Accrued expenses (Note G)	4,195,000	4,549,000
Total current liabilities	5,208,000	5,471,000
Income taxes payable	65,000	400,000
Total liabilities	5,273,000	5,871,000

Commitments and contingencies (Notes H and P)

Stockholders’ equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 authorized; 13,304,596
shares issued; 11,116,397 and 11,216,397 shares outstanding, respectively	133,000	133,000
Additional paid-in capital	16,596,000	16,052,000
Retained earnings	36,577,000	46,689,000
Accumulated other comprehensive income	128,000	73,000
Treasury stock – at cost; 2,188,199 and 2,088,199 shares held, respectively	(9,818,000)	(9,500,000)
Total stockholders’ equity	43,616,000	53,447,000
Total liabilities and stockholders’ equity	$48,889,000	$59,318,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
Sales	$29,491,000	$40,517,000	$40,319,000
Cost of goods sold	13,793,000	17,689,000	18,537,000
Software capitalization write-off (Note N)		76,000	520,000
Gross profit	15,698,000	22,752,000	21,262,000

Operating expenses:
Selling and marketing	7,152,000	8,251,000	6,824,000
Research and development	7,796,000	9,043,000	9,854,000
General and administrative	4,642,000	4,742,000	4,833,000
Restructuring charges (Note Q)	626,000		393,000
Impairment of goodwill and long-lived assets (Note F)	4,278,000
Unsuccessful acquisition expenses		229,000
Total operating expenses	24,494,000	22,265,000	21,904,000
(Loss) income from operations	(8,796,000)	487,000	(642,000)

Other income, net	444,000	987,000	2,129,000
Gain on sale of investment (Note S)			305,000
Note receivable recovery (Note S)			143,000
(Loss) income before income taxes	(8,352,000)	1,474,000	1,935,000
Income tax provision (benefit)	1,760,000	(189,000)	121,000
Net (loss) income	$(10,112,000)	$1,663,000	$1,814,000

Basic (loss) earnings per share	$(.91)	$0.14	$0.14
Diluted earnings per share		$0.14	$0.14

Weighted average number of common shares
used in basic (loss) earnings per share	11,129,548	11,600,931	12,580,602
Potential common shares		10,569	45,582
Weighted average number of common shares
used in diluted earnings per share		11,611,500	12,626,184

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Stock		Income	Total
Balance -
January 1, 2007	13,277,201	$133,000	$14,699,000	$43,435,000	$-	$		$58,267,000
Comprehensive income:
2007 net income				1,814,000				1,814,000
Total comprehensive income								1,814,000
Purchases of 1,632,600
treasury shares					(8,015,000)			(8,015,000)
Stock compensation
expense			678,000					678,000
Exercise of 40,215 options	27,395		106,000	(15,000)	64,000			155,000
Change in accounting
principle				(3,000)				(3,000)
Balance -
December 31, 2007	13,304,596	133,000	15,483,000	45,231,000	(7,951,000)			52,896,000
Comprehensive income:
2008 net income				1,663,000				1,663,000
Unrealized gain on foreign
currency hedge contracts,
net of tax of $34,000							73,000	73,000
Total comprehensive income								1,736,000
Purchases of 623,880
treasury shares					(2,342,000)			(2,342,000)
Stock compensation
expense			569,000					569,000
Exercise of 178,491 options				(205,000)	793,000			588,000
Balance -
December 31, 2008	13,304,596	133,000	16,052,000	46,689,000	(9,500,000)		73,000	53,447,000
Comprehensive income:
2009 net loss				(10,112,000)				(10,112,000)
Unrealized gain on foreign
currency hedge contracts,
net of tax of $39,000							55,000	55,000
Total comprehensive loss								(10,057,000)
Purchase of 100,000
treasury shares					(318,000)			(318,000)
Stock compensation
expense			544,000					544,000
Balance -
December 31, 2009	13,304,596	$133,000	$16,596,000	$36,577,000	$(9,818,000)		$128,000	$43,616,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(10,112,000)	$1,663,000	$1,814,000
Non-cash adjustments:
Depreciation and amortization	2,546,000	2,326,000	2,191,000
Stock-based compensation expense	544,000	569,000	678,000
Impairment of goodwill and long-lived assets	4,278,000
Provision for bad debts	(226,000)	(4,000)	27,000
Gain on sale of investment			(305,000)
Non-cash intangible asset write-off		76,000	520,000
(Gain) loss on disposal of assets	(58,000)	7,000	16,000
Deferred taxes	2,012,000	580,000	288,000
Changes in operating assets and liabilities:
Accounts receivable	361,000	1,260,000	1,601,000
Inventories	844,000	(520,000)	895,000
Prepaid expenses and other assets	(24,000)	120,000	110,000
Accounts payable and accrued expenses	(263,000)	(346,000)	55,000
Income taxes payable and prepaid income taxes	(60,000)	7,000	(141,000)
Net cash (used) provided by operating activities	(158,000)	5,738,000	7,749,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(479,000)	(613,000)	(822,000)
Capitalized software development costs	(2,273,000)	(2,122,000)	(2,064,000)
Acquired technology	(928,000)
Purchases of investments	(15,479,000)	(9,323,000)	(88,650,000)
Proceeds from sales of investments	7,920,000	21,700,000	96,721,000
Proceeds from sale of equipment	60,000
Net cash (used) provided by investing activities	(11,179,000)	9,642,000	5,185,000

Cash flows from financing activities:
Purchase of treasury stock	(318,000)	(2,342,000)	(8,015,000)
Exercise of stock options		588,000	155,000
Net cash used by financing activities	(318,000)	(1,754,000)	(7,860,000)
Net (decrease) increase in cash and cash equivalents	(11,655,000)	13,626,000	5,074,000
Cash and cash equivalents at beginning of year	29,218,000	15,592,000	10,518,000
Cash and cash equivalents at end of year	$17,563,000	$29,218,000	$15,592,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net income taxes refunded	$224,000	$724,000	$72,000
Non-cash financing activity:
Exercise of stock options using 23,030 shares
of common stock	$-	$105,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (the Company) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a global supplier of advanced network communications solutions to carrier, government and OEM markets.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable. Investments consist of high quality, interest bearing financial instruments. Included in cash and cash equivalents at December 31, 2009 are $10.9 million of AAA-rated money market funds and $6.8 million of deposits with one AA- -rated Canadian bank.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2009, two customers, Leap Wireless and Metaswitch Networks, represented 30% and 17% of net accounts receivable, respectively. Substantially all of these accounts receivable have been received in cash subsequent to December 31, 2009. As of December 31, 2008, two customers, Alcatel-Lucent and Metaswitch Networks, represented 24% and 10% of net accounts receivable, respectively, which were fully collected in 2009.

Fair Value of Financial Instruments: The carrying amounts of the Company's accounts receivable and accounts payable approximate fair values at December 31, 2009 and 2008, as the maturity of these instruments are short term. The fair value of investments is discussed in Note B – Investments.

Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments: The Company classifies its investments as available-for-sale, held-to-maturity, or trading. Available-for-sale investments are carried at fair value, with unrealized gains and losses, if any, reported in accumulated other comprehensive income, a component of stockholders’ equity. The Company records losses that are judged to be other-than-temporary, if any, in net income. Held-to-maturity investments are carried at amortized cost. Amortization of purchase premiums or discounts is included in other income, net.

Investments at December 31, 2008 included one auction rate municipal debt security classified as available-for-sale. Auction rate municipal securities are variable rate debt instruments which bear interest rates that reset approximately every 35 days, but which have contractual maturities that can be well in excess of ten years. The brokerage firm which sold the investment to the Company purchased this security from the Company at its full par value in January 2009.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors.

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

Goodwill: Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment at least annually as of December 31 of each fiscal year or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value. Management has determined that the Company has one reporting unit for purposes of applying the impairment testing rules based on its reporting structure. The fair value of the Company's single reporting unit at each measurement date is determined based on a weighted average of the fair market value of the Company's outstanding common stock on a control basis and a discounted cash flow valuation model applied to a projection of future cash flows. Each of these methods was weighted 50%.

The Company recorded an impairment charge against the full recorded value of goodwill based on the Company’s assessment at December 31, 2009. (See Note F)

Long-Lived Assets: The Company reviews the carrying values of its long-lived assets (other than goodwill, capitalized software development costs and purchased intangible assets with indefinite useful lives) for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. The Company assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows. If this review indicates that the remaining useful life of the long-lived asset has changed significantly, the Company adjusts the depreciation on that asset to facilitate full cost recovery over its revised estimated remaining useful life.

In conjunction with the review for impairment of goodwill at December 31, 2009, the Company also performed a review of the recoverability of its other long-lived assets. As a result, the Company recorded a non-cash impairment charge against the carrying value of property, equipment and improvements (See Note F).

Derivative Financial Instruments:  The Company uses derivative financial instruments as foreign currency hedges of a portion of the costs of its Canadian and United Kingdom operations. The fair value of these derivative instruments is estimated in accordance with the framework for measuring fair value contained in GAAP and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability (See Note O).

Research and Development: Research and development costs, excluding amounts capitalized as software development costs, are expensed as incurred and include employee related costs, occupancy expenses and new product prototyping costs.

Shipping and Handling Costs: Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

Advertising: Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Operations. Advertising expense amounted to $65,000, $157,000 and $180,000 for 2009, 2008 and 2007, respectively.

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

The Company recognizes and measures uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may or may not accurately forecast actual outcomes.

The Company reports interest and penalties accrued relating to uncertain income tax positions as a component of income tax provision. The liability for uncertain income tax positions is presented in the accompanying December 31, 2009 balance sheet as a non-current liability (income taxes payable) as it cannot be known if, or when, this liability will be satisfied.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Due to the net loss in 2009, diluted earnings per share are equal to basic earnings per share. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,445,000, 1,446,000 and 1,500,000 options in 2009, 2008 and 2007, respectively, since such options have an exercise price in excess of the average market price of the Company’s common stock.

Stock Options and Stock-Based Employee Compensation: In 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant. In 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors. At December 31, 2009, 786,000 options were available for future grant under these two stock option plans.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to five years.

The Company recognizes compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense amounted to $544,000, $569,000 and $678,000 in 2009, 2008 and 2007, respectively.

The Company may either issue shares or utilize treasury stock shares upon employees’ stock option exercises. In 2009 there were no exercises of stock options and in 2008, the Company utilized only its treasury stock shares for employee stock option exercises (See Note J).

Please refer to Note J, Stock-based Compensation Expense, for further information.

Segment Data, Geographic Information and Significant Customers: The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete financial information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments.

Shipments to customers outside of the United States represented 51%, 60% and 48% of sales in 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, export shipments to the United Kingdom represented 15%, 18% and 13% of sales, respectively. The Company does not maintain significant amounts of long-lived assets outside of the United States.

For 2009, 2008, and 2007, four customers accounted for approximately 36%, 40% and 34% of sales respectively. In 2009, two customers, Metaswitch Networks (formerly Data Connection) and Alcatel-Lucent accounted for 15% and 8% of sales, respectively. In 2008, these same two customers constituted 17% and 11% of sales, respectively. In 2007, Alcatel-Lucent and Metaswitch Networks accounted for 11% and 10% of sales, respectively. During each of these years, Alcatel-Lucent purchased primarily switching products and Metaswitch Networks purchased computing products.

Fair Value Measurements: GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Such inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the asset or liability. Such inputs are used to measure fair value when observable inputs are not available.

The Company’s assets measured at fair value on a recurring basis at December 31, 2009, were as follows:

	Level 1	Level 2	Level 3
Assets:
Foreign currency hedge contracts	$-	$201,000	$-
Total assets measured at fair value	$-	$201,000	$-

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

Contingencies and Related Legal Costs: An accrual of losses related to contingencies is made when, in the opinion of management and legal counsel, if applicable, the likelihood of loss is deemed probable and the amount of loss is reasonably estimable. Related legal costs are expensed as incurred.

Recent Accounting Pronouncements: In June 2009, the FASB issued Accounting Standards Codification (“ASC” or the “Codification”) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB for non-governmental entities. The Codification became effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on the Company’s consolidated financial statements.

On June 30, 2009, the Company adopted ASC Topic 855-10-50 “Subsequent Events - Disclosure”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. This standard defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements.

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

In March 2008, the FASB issued authoritative guidance amending and expanding the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. This guidance, which was incorporated into ASC Topic 815, “Derivatives and Hedging,” was adopted by the Company as of January 1, 2009.

Note B – Investments

Investments consisted of the following:
	At December 31,
	2009	2008
Municipal bond, at amortized cost	$1,016,000	$1,047,000
U.S. Government bond, at amortized cost	1,999,000	-
U.S. Government-backed FHLMC bond, at amortized cost	2,000,000	-
Corporate bonds, at amortized cost	2,537,000	-
Guaranteed investment certificate, at cost	1,100,000	-
Certificates of deposit, at cost	3,120,000	-
U.S. Government-backed FNMA note, at amortized cost	-	750,000
Auction rate municipal securites, at fair value	-	1,951,000
Put option on auction rate municipal security, at fair value	-	499,000
Total investments	$11,772,000	$4,247,000
Less-current investments	(7,533,000)	(2,450,000)
Non-current investments	$4,239,000	$1,797,000

All income generated from the Company’s investments is recorded in other income, net, and totaled $277,000, $952,000 and $1,111,000 in 2009, 2008 and 2007, respectively.

The Company’s bond investments have a cumulative par value of $7,500,000. Two of these bonds each have a par value of $2,000,000 and mature in 2011 and 2012, respectively, while the remaining bonds mature in 2010 and are classified as current assets. These investments have been classified as held-to-maturity and are stated at amortized cost at December 31, 2009.

At December 31, 2008, investments included one auction rate municipal security for which the periodic auctions had failed, and the Company had not been able to sell this security throughout 2008. In November 2008, the Company entered into an agreement with the investment brokerage company which had sold this security to the Company, whereby the Company acquired an option to put the security to the brokerage company anytime during 2009 or 2010, at its full par value of $2,450,000. As of December 31, 2008, the Company valued the underlying security at $1,951,000, and valued the put option at $499,000. Subsequent to December 31, 2008, the Company exercised its put option and sold this security to the brokerage company for its full par value in cash.

The auction rate security and put option were valued using Level 3 inputs. In order to estimate the fair value of these instruments, the Company employed a discounted future cash flows model, using the following estimated assumptions: the receipt of interest only over an assumed liquidity horizon of five years, calculated at the default rate (assuming such rate stays constant over the term); a sale of the investment at par after five years; and a discount rate of 12.6% on a pre-tax basis, which represents approximately a 4.5% illiquidity premium. The discounted cash flows model results in an estimated fair value impairment of approximately 20% below par.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2009 and 2008:

	Auction rate
	security	Put option	Total
Balance, January 1, 2008	$-	$-	$-
Transfers to level 3	2,500,000	-	2,500,000
Partial redemption at par	(50,000)	-	(50,000)
Total gains (losses) realized or unrealized	(499,000)	499,000	-
Balance, December 31, 2008	1,951,000	499,000	2,450,000
Total redemption at par	(1,951,000)	(499,000)	(2,450,000)
Balance, December 31, 2009	$-	$-	$-

Note C - Accounts Receivable, net

Accounts receivable consisted of the following:
	At December 31,
	2009	2008
Accounts receivable	$6,702,000	$7,087,000
Less: allowance for doubtful accounts	(160,000)	(410,000)
Net	$6,542,000	$6,677,000

Note D - Inventories

Inventories consisted of the following:
	At December 31,
	2009	2008
Purchased parts and components	$3,045,000	$3,142,000
Work in process	1,041,000	1,642,000
Finished goods	373,000	519,000
Net	$4,459,000	$5,303,000

Note E – Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:
At December 31,
2009		2008
Land	$407,000	$407,000
Engineering equipment and software	5,415,000	5,020,000
Manufacturing equipment	2,352,000	2,439,000
Furniture and equipment	1,792,000	1,696,000
Leasehold improvements	391,000	357,000
	10,357,000	9,919,000
Less: accumulated depreciation and amortization	(8,671,000)	(7,850,000)
Net	$1,686,000	$2,069,000

Total depreciation and amortization expense for equipment and improvements for 2009, 2008 and 2007 was $820,000, $797,000 and $759,000, respectively.

During 2009, the Company disposed of assets with a cost basis of $120,000 and accumulated depreciation of $119,000, and recorded a gain on disposal amounting to $58,000. During 2008, the Company disposed of assets with a cost basis of $52,000 and accumulated depreciation of $45,000, and recorded a loss on disposal amounting to $7,000. During 2007, the Company disposed of assets with a cost basis of $1,097,000 and accumulated depreciation of $1,081,000, and recorded a loss on disposal amounting to $16,000.

Note F – Impairments

Management performed its annual assessment of the carrying value of goodwill as of December 31, 2009. Due to the Company’s decreased stock price during the second half of 2009 and resulting lower market capitalization, particularly in comparison with the 2009 recovery in United States equity markets, management determined that the fair value of the Company was no longer in excess of its book value including goodwill, and recorded a non-cash impairment charge of $4,143,000 (less income taxes of $586,000) against the full recorded value of goodwill as of December 31, 2009.

A summary of the changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2009 is shown below:

Balance, January 1, 2008	$4,143,000
Activity – 2008	-
Balance, December 31, 2008	4,143,000
Goodwill impairment	(4,143,000)
Balance, December 31, 2009:
Goodwill	4,143,000
Accumulated impairment losses	(4,143,000)
Net balance - goodwill	$-

In conjunction with its assessment of the carrying value of goodwill as of December 31, 2009, management also reviewed the carrying values of the Company’s other long-lived assets for recoverability (excluding capitalized software development costs which are amortized and separately reviewed for impairment). As a result of this review, the Company recorded a non-cash impairment charge against the recorded value of property, equipment and improvements in the amount of $135,000.

Note G - Accrued Expenses

Accrued expenses consisted of the following:
	At December 31,
	2009	2008
Accrued compensation and related costs	$684,000	$804,000
Accrued vacation	536,000	544,000
Accrued professional services	194,000	178,000
Deferred revenue	2,320,000	2,364,000
Accrued warranty obligations	78,000	167,000
Other accrued expenses	383,000	492,000
Total	$4,195,000	$4,549,000

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for 2009, 2008 and 2007 were as follows:

Accrued warranty obligations at January 1, 2007	$309,000
Actual warranty experience	(138,000)
Net warranty provisions	44,000
Accrued warranty obligations at December 31, 2007	215,000
Actual warranty experience	(138,000)
Net warranty provisions	90,000
Accrued warranty obligations at December 31, 2008	167,000
Actual warranty experience	(89,000)
Net warranty provisions	-
Accrued warranty obligations at December 31, 2009	$78,000

Note H - Commitments

The Company leases facilities under operating leases. Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays an annual rental of $783,000 with pre-established inflationary adjustments each year. Under the terms of the facility lease in San Luis Obispo, California, which expires in August 2010, the Company pays a monthly rental of approximately $11,000. The lease for office space in San Diego, California requires a monthly payment of approximately $7,000 and expires in November 2010.

The Company also leases office space in Kanata, Ontario, Canada. This lease, which requires a monthly rental and operating expense totaling approximately to $33,000CDN (approximately $379,000USD annually based on the December 31, 2009 exchange rate), expires in October 2011. In addition, the Company leases office space near London, England. This lease requires an annual rental of approximately £28,000 (approximately $45,000 annually based on the December 31, 2009 exchange rate), and expires in 2012.

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

Future minimum payments for all operating leases at December 31, 2009 are as follows (based on current foreign currency exchange rates):

2010	$1,371,000
2011	1,144,000
2012	207,000
Total	$2,722,000

Rent expense, excluding lease termination costs recorded during 2007, amounted to $1,340,000, $1,374,000 and $1,335,000 for 2009, 2008 and 2007, respectively.

Rent expense, excluding lease termination costs recorded during 2007, amounted to $1,340,000, $1,374,000 and $1,335,000 for 2009, 2008 and 2007, respectively.

Note I – Stock Repurchase Program

On July 11, 2005, the Board of Directors authorized the Company to repurchase shares of its common stock for an aggregate amount not to exceed $10,000,000. In July 2007, this program was extended through July 2008, at which time the program expired. Repurchased shares were to be used for the Company's stock option plans, potential acquisition initiatives and general corporate purposes. Under this plan, 226,880 shares were repurchased during 2008 for an aggregate purchase price of $1,063,000. Under this plan, 1,632,000 shares were repurchased during 2007 for an aggregate purchase price of $8,015,000.

In October 2008, the Board of Directors authorized a new stock repurchase program, for an aggregate amount not to exceed $10,000,000. Under this program, which expired in October 2009, repurchased shares were to be used for the Company’s stock option plan, potential acquisition initiatives and general corporate purposes. Under this program, 100,000 shares were repurchased during 2009 for an aggregate purchase price of $318,000 and 397,000 shares were repurchased during 2008 for an aggregate purchase price of $1,279,000.

Note J – Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Stock-based compensation expense:
Stock options	$544,000	$569,000	$678,000
Income tax benefit	-	(174,000)	(216,000)
Net decrease in net income	$544,000	$395,000	$462,000
Decrease in earnings per share:
Basic	$.05	$.03	$.04
Diluted	$.05	$.03	$.04

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards. This model incorporates various and highly subjective assumptions, including expected term and expected volatility. For valuation purposes, stock option awards were categorized into two groups, stock option grants to employees and stock option grants to members of the Board of Directors.

The expected term of options granted in 2007 was estimated to be the average of the vesting term and the contractual life of the option. In 2008, management completed an analysis of employee exercise history and concluded that the expected term of options granted was not significantly different than the average of the vesting term and the contractual life of the option. This assumption was also used in 2009 as it is consistent with 2008 and still valid for 2009 option grants. The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

Pre-vesting option forfeitures at the time of grant are required to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2009, 2008 and 2007:

	2009	2008	2007
Expected term (years)	3.25 to 4 years	3 to 4 years	3 to 6.5 years
Volatility	33% to 39%	34% to 45%	44% to 63%
Risk free interest rate	1.8% to 1.9%	3.0%	4.7% to 5.1%

The weighted average grant date fair value of options granted during 2009 and 2008 was $.82 and $1.99 per option, respectively. Unrecognized stock-based compensation expense was approximately $521,000 as of December 31, 2009, relating to a total of 822,000 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.5 years.

The following table summarizes stock option activity for the three years ended December 31, 2009:

		Weighted
		Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range
Outstanding at January 1, 2007	1,567,966	$9.49	$3.40 - $18.13
Granted	596,033	$4.95	$4.48 - $5.85
Exercised	(40,215)	$3.87	$3.83 - $3.90
Expired	(424,061)	$11.46	$3.83 - $18.13
Outstanding at December 31, 2007	1,699,723	$7.54	$3.40 - $18.13
Granted	398,250	$5.37	$5.31 - $5.38
Exercised	(178,491)	$3.87	$3.83 - $4.48
Expired	(324,874)	$7.90	$3.83 - $18.13
Outstanding at December 31, 2008	1,594,608	$7.33	$4.48 - $18.13
Granted	275,000	$2.61	$2.59 - $2.69
Exercised	-
Expired	(424,625)	$12.25	$4.93 - $18.13
Outstanding at December 31, 2009	1,444,983	$4.99	$2.59 - $7.08

The following table summarizes stock option information at December 31, 2009:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
Range of		remaining	exercise		remaining	exercise
exercise price	Shares	life (yrs)	price	Shares	life (yrs)	price
$2.59 to $4.25	275,000	4.22	$2.61	-	-	$-
$4.26 to $5.25	395,733	2.40	$4.93	221,533	2.40	$4.93
$5.26 to $5.99	534,250	3.64	$5.47	217,350	3.61	$5.58
$6.00 to $7.08	240,000	4.00	$6.76	184,000	3.33	$6.80
	1,444,983	3.47	$4.99	622,883	3.10	$5.71

The total intrinsic value of all outstanding options at December 31, 2009 whose exercise price was less than the Company’s closing stock price on that date was $50,000. The total intrinsic value, determined as of the date of exercise, of options exercised in 2008 was $124,000. No options were exercised in 2009. Cash received from option exercises in 2008 and 2007 amounted to $588,000 and $155,000, respectively. The total fair value of options that vested during 2009 and 2008 was $609,000 and $525,000, respectively.

In 2008, all of the shares issued upon option exercise were from treasury stock. In 2007, of the 40,215 shares of common stock issued upon option exercise, 12,820 were issued from treasury stock and the remaining 27,395 were new shares issued.

During 2007, stock options to purchase 127,500 shares of common stock were granted that would vest only upon the attainment of an earnings-per-share target of $.40 in 2007, 2008 or 2009. This target was not achieved and these options have expired unvested. Through the third quarter 2008, stock compensation expense had been recorded in relation to these options as management had believed that achievement of the stated per-share earnings target was probable. During the fourth quarter 2008, management changed this assessment as it was no longer believed that attainment of the stated per-share earnings target was probable. As such, the previously recorded expense relating to this option grant in the amount of $139,000 was reversed during the fourth quarter 2008.

During 2008, stock options to purchase 137,500 shares of common stock were granted that will vest only upon the attainment of a pre-tax earnings per-share target of $.69 in 2008, 2009 or 2010. Expense relating to this grant in the amount of $44,000 was recorded in 2008 as management believed that achievement of the pre-tax per-share target was probable. During the first quarter 2009, management changed this assessment and no longer believes that attainment of the stated per-share earnings target is probable. As such, the previously recorded expense relating to this option grant in the amount of $44,000 was reversed during the first quarter 2009.

With respect to non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date. Tax benefits related to such stock option exercises are credited to income if less than the amount of stock compensation recorded for the related options, or if greater, credited to additional paid-in capital.

In January 2010, 371,150 options were granted with an exercise price of $2.97, a three-year vesting schedule, and a life of five years. The fair value of these options is $.85 per share.

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

Note L - Income Taxes

Pre-tax earnings consisted of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Pre-tax (loss) earnings:
United States	$(8,646,000)	$708,000	$1,201,000
Outside United States	294,000	766,000	734,000
Total pre-tax earnings	$(8,352,000)	$1,474,000	$1,935,000

For the same periods, the provision (benefit) for income taxes was as follows:

	2009	2008	2007
Current income tax provision (benefit):
Federal	$(26,000)	$(447,000)	$(101,000)
State	12,000	16,000	12,000
Foreign	57,000	70,000	114,000
Net change in liability for unrecognized
tax benefits	(335,000)	(407,000)	(249,000)
	(292,000)	(768,000)	(224,000)
Deferred provision	2,052,000	579,000	345,000
Total provision (benefit)	$1,760,000	$(189,000)	$121,000

Deferred tax assets, including carryforwards and other attributes, are reviewed for expected realization and a valuation allowance is established when appropriate to reduce the assets to their estimated net realizable value. Expected realization of deferred tax assets is dependent upon sufficient taxable income in the appropriate jurisdiction and year that is also of the appropriate character. During the second quarter of 2009, the Company evaluated the availability of such taxable income, the nature of its deferred tax assets and the relevant tax laws in determining the net realizable value of its deferred tax assets, and determined that the Company’s United States deferred tax assets were substantially impaired at that time. The 2009 deferred income provision includes a second-quarter charge of $2,935,000 to record a full valuation allowance against the Company’s then current balance of United States deferred tax assets as well as deferred tax assets generated during 2009. Offsetting this charge were the reversal of the deferred tax liability relating to the Company’s fourth quarter impairment of goodwill, which totaled $587,000, and the recognition of a deferred tax asset totaling $385,000 relating to a fourth quarter United States tax law change that allows the Company to carry back net operating losses five years rather than two years. This tax law change will allow the Company to carry its 2009 net operating loss back to 2006 and is expected to result in a refund in the amount recognized upon filing of the Company’s 2009 federal income tax return.

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

A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

	2009	2008	2007
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	.3	(0.2)	.4
State tax provision, net of federal benefit	3.2	.7	1.5
Meals and Entertainment	(0.3)	1.8	.8
Stock compensation expense	(0.3)	1.9	1.2
Tax exempt interest	.2	(3.2)	(2.9)
Canadian tax credits	4.5	(24.8)	(13.6)
Valuation allowance	(73.9)	20.6	7.2
Reversal of valuation allowance due to
change in enacted U.S. tax law	4.6
Research and development credits	2.5	(16.2)	(13.3)
Resolution of prior year tax uncertainties	3.4	(30.2)	(24.0)
Addition to income taxes payable-uncertainties		2.6	5.9
Change in estimated deferred tax rate			8.5
Other	.7	.2	.6
Effective tax rate	(21.1)%	(12.8)%	6.3%

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

Deferred income tax assets and liabilities consist of the following:
	At December 31,
	2009	2008
Assets:
Current:
Accrued vacation, payroll and other accrued expenses	$296,000	$363,000
Inventory and inventory related items	986,000	1,365,000
Bad debt and note receivable reserves	58,000	148,000
Non-current:
Net operating loss carryforwards	2,503,000	306,000
Stock compensation expense	708,000	540,000
Capital loss carryforwards	236,000	237,000
Tax credit carryforwards	2,433,000	1,850,000
Depreciation and long-lived asset impairments	195,000	21,000
Goodwill	998,000
Other	46,000	17,000
Total gross deferred tax assets	8,459,000	4,847,000

	At December 31,
	2009	2008
Liabilities:
Current:
Fair value of foreign currency hedge contracts	$(73,000)	$(35,000)
Non-current:
Capitalized software development costs, net	(1,596,000)	(1,388,000)
Goodwill		(345,000)
Total deferred tax liabilities	(1,669,000)	(1,768,000)
Net deferred tax assets	6,790,000	3,079,000
Less-valuation allowance	(6,222,000)	(460,000)
Net deferred tax assets, net of valuation allowance	$568,000	$2,619,000

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

	At December 31,
	2009	2008
Net current deferred tax assets	$392,000	$1,841,000
Net long-term deferred tax assets	$176,000	$778,000

The total change in the valuation allowance in 2009 was $5,762,000.

In 2009, 2008 and 2007, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $6,971,000 at December 31, 2009, begin to expire in 2026, if not utilized. Of the Company’s tax credit carryforwards, $2,089,000 expire between 2019 and 2029, if not utilized, and the remaining $344,000 of carryforwards do not expire. In addition, the Company has a capital loss carryforward in the amount of approximately $657,000, expiring in 2010 through 2012.

As of December 31, 2009, retained earnings of the Company's Canadian and United Kingdom subsidiaries amounted to approximately $8,200,000. No deferred taxes have been provided on these undistributed earnings, as the Company’s policy is to indefinitely reinvest undistributed earnings in its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on these undistributed earnings.

At December 31, 2009, the Company had unrecognized tax benefits of $65,000, of which $22,000 would have a favorable impact on our tax provision (benefit), if recognized. A reconciliation of the unrecognized tax benefits liability for 2009 and 2008 is as follows:

Balance at January 1, 2007	$1,056,000
Additions for prior year tax positions	51,000
Reductions related to expirations of statutes of limitations
(including interest of $59,000)	(464,000)
Additions for the accrual of interest and penalties	86,000
Addition due to the change in foreign exchange rates	78,000
Balance at December 31, 2007	807,000
Reductions related to expirations of statutes of limitations
(including interest of $69,000)	(375,000)
Additions for the accrual of interest and penalties	37,000
Reduction due to the change in foreign exchange rates	(69,000)
Balance at December 31, 2008	400,000
Reductions related to expirations of statutes of limitations
(including interest of $50,000)	(172,000)
Reductions from settlements with taxing authorities
(including interest and penalties of $39,000)	(176,000)
Additions for the accrual of interest and penalties	11,000
Addition due to the change in foreign exchange rates	2,000
Balance at December 31, 2009	$65,000

Included in the balance of unrecognized tax benefits as of December 31, 2009 and 2008 are accrued interest and penalties in the amount of $12,000 and $91,000, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2005. For foreign and state returns, the Company is also no longer subject to tax examinations for years prior to 2005. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits. These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations. Certain of the Company’s unrecognized tax benefits are related to tax years that are expected to close in 2010. Statute of limitations expirations and settlements of examinations in 2010 could decrease the balance of unrecognized tax benefits in an amount ranging from $0 to $65,000, including interest.

Note M - Research and Development

The Company incurred research and development costs relating to the development of new products as follows:

	2009	2008	2007
Gross expenditures for engineering and software development	$10,069,000	$11,165,000	$11,918,000
Less: amounts capitalized	(2,273,000)	(2,122,000)	(2,064,000)
Net charged to operating expenses	$7,796,000	$9,043,000	$9,854,000

Software development costs consisted of the following:
	At December 31,
	2009	2008
Capitalized software development costs	$18,692,000	$15,584,000
Less: accumulated amortization	(13,438,000)	(11,744,000)
Net	$5,254,000	$3,840,000

Amortization of software development costs included in cost of goods sold was $1,694,000, $1,579,000 and $1,952,000 for 2009, 2008 and 2007, respectively. It is estimated that amortization of software development costs capitalized at December 31, 2009 will total approximately $2,272,000, $1,755,000, $1,114,000, and $113,000 in 2010, 2011, 2012 and 2013, respectively.

Amortization of software development costs for 2008 and 2007 included charges to write off software development costs amounting to $76,000 and $520,000, respectively, which were capitalized for new products which had not reached commercial general release and were discontinued.

During the third quarter 2009, the Company paid a one-time license fee of $928,000 to acquire certain software technologies, which the Company plans to use in synergistic combination with its captive technologies to develop new end-market products. Of this amount, $835,000 has been recorded in capitalized software development costs and $93,000 has been allocated to property, equipment and improvements, based on the estimated respective fair values of the technologies acquired.

Note N - Employee Benefit Plans

For the Company’s operations in the United States, the Company’s Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. Discretionary matching contributions by the Company to the plan were $21,000, $100,000 and $94,000 for 2009, 2008 and 2007, respectively. In conjunction with its flexible benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $16,000, $42,000 and $34,000 for 2009, 2008 and 2007, respectively.

For its operations in Canada, contributions were made in 2009, 2008 and 2007 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. Discretionary matching contributions to the Plan amounted to $6,000, $25,000 and $20,000 for 2009, 2008 and 2007, respectively.

Note O – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign exchange rates in its Canadian and United Kingdom operations. The Company’s risk management program is designed to reduce the exposure and volatility arising from this risk.

During 2009, the Company entered into foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) in order to fix in U.S. dollars a portion (approximately 70%) of the first quarter 2010 cost of the Company’s Canadian and United Kingdom operations, which are denominated in Canadian dollars and pounds sterling, respectively. The purpose of these contracts is to reduce the Company’s exposure to variability in the exchange rates between the United States and Canada and the United Kingdom in the first quarter 2010. The Canadian dollar contracts effectively fix the exchange rate on the first $350,000CDN of first quarter 2010 monthly expenses at approximately .785. The pounds sterling contracts effectively fix the exchange rate on the first £100,000 of first quarter 2010 quarterly expenses at approximately 1.39.

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

In addition, during 2008 the Company entered into similar instruments in order to fix in U.S. dollars a portion of the cost of the Canadian and United Kingdom operations for all of 2009. These contracts effectively fixed the exchange rate on the first $360,000CDN of 2009 monthly expenses at rates ranging from .785 to .787, and fixed the exchange rate on the first £105,000 of 2009 quarterly U.K. expenses at rates ranging from 1.497 to 1.501.

The fair value of the Company’s derivative instruments was as follows:

	Balance	Fair value at
	Sheet	December 31, 2009	December 31, 2008
	Location
Derivatives designated as hedging instruments	Current assets	$201,000	$107,000

All of the fair value of the Company’s derivative instruments is expected to be reclassified to earnings during 2010.

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain reclassified from accumulated other comprehensive income to the statement of operations

		Year ended December 31,
	Location of gain
Derivatives fair value hedging	recognized in
relationships	operations	2009	2008

Foreign exchange contracts	Reduction of operating expenses	$430,000	$-

The Company’s derivative instruments had the following effect on other comprehensive (loss) income:

	Amount of gain recognized in other comprehensive income
	Year ended December 31,
	2009	2008
Net change in the fair value of
foreign currency hedge
contracts, net of tax:	$55,000	$73,000

Note P - Litigation

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

In December 2009, the Company became aware that Tekelec, a California corporation headquartered in Morrisville, North Carolina, had filed but not served a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina. The complaint alleges that certain of the Company’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company through its designated agent in North Carolina. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges the Company’s signaling systems products infringe. The Company believes that the basis for Tekelec’s infringement claims is without merit and will vigorously defend against those claims. No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during 2009 was not material to the Company’s financial position, results of operations or cash flows.

Note Q - Restructuring Charges

Restructuring charges amounted to $626,000, $0 and $393,000 in 2009, 2008 and 2007, respectively. Restructuring charges in 2009 relate to actions the Company took to improve its cost structure primarily through reductions in the Company’s staff. These actions, which consisted of a reduction in force of 20 employees in January 2009 and a voluntary reduction in force of 8 employees in August 2009, were both completed in 2009. The restructuring charges consisted entirely of employee severance and related costs.

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

A summary of the activity with respect to restructuring charges is as follows:

			Lease
	Number of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2007	-	$-	$492,000	$492,000
2007 restructuring charges	-	-	393,000	393,000
2007 utilization	-	-	(380,000)	(380,000)
Balance at December 31, 2007	-	-	505,000	505,000
2008 utilization	-	-	(505,000)	(505,000)
Balance at December 31, 2008	-	-	-	-
2009 restructuring charges	28	626,000	-	626,000
2009 utilization	(28)	(626,000)	-	(626,000)
Balance at December 31, 2009	-	$-	$-	$-

All utilization amounts in 2007 through 2009 represent cash payments.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of the Company’s products. In connection with this decision, the Company expects to gradually reduce its Rochester workforce by approximately twenty employees. Restructuring charges associated with this action are estimated to be in the range of $250,000 to $350,000 and will be recorded during 2010.

Note R - Product Revenue

The following table represents the Company’s total sales for 2009, 2008 and 2007 classified by product category:

	2009	2008	2007
Communications products	$19,144,000	$23,171,000	$23,301,000
Computing products	7,546,000	11,453,000	11,102,000
Switching products	2,801,000	5,893,000	5,916,000
Total	$29,491,000	$40,517,000	$40,319,000

Note S – Investment in Unconsolidated Company and Notes Receivable

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

In October 2007, Allworx was acquired by a third party. In connection with the acquisition, the Company received $305,000 as consideration for its Series A preferred stock investment. As the value of this investment had been reduced to zero in 2006, the entire consideration was recorded as Gain on Sale of Investment in 2007. During 2009, the Company received $55,000 of additional consideration relating to this transaction that had been held in escrow. This amount in included in other income in the accompanying consolidated statement of operations.

Note T - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2009 and 2008:

	2009
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$6,927	$6,356	$7,876	$8,332
Gross profit	3,736	3,202	4,295	4,465
Restructuring charges	444		181
Impairment charges				4,278
Stock compensation expense	148	158	107	131
Loss from operations	(1,880)	1,663)	(619)	(4,634)
Net loss	$(1,426)	$(4,731)	$(348)	$(3,607)

Basic loss per share	$(0.13)	$(0.43)	$(0.03)	$(0.32)

	2008
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$10,981	$11,225	$9,181	$9,130
Software capitalization write-offs				76
Gross profit	6,136	6,368	5,009	5,240
Unsuccessful acquisition expenses			229
Stock compensation expense	167	152	194	56
Income (loss) from operations	438	648	(502)	(94)
Net income	$591	$636	$256	$183

Basic earnings per share	$.05	$.05	$0.02	$0.02
Diluted earnings per share	$.05	$.05	$0.02	$0.02

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T) - Controls and Procedures

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009, according to the criteria.

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

c. Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B - Other Information

None.

PART III

Except as provided in Item 12 below, the information required by Part III, Items 10 – 14, is omitted from this Report and will be presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 20, 2010, which information included therein is incorporated herein by reference.

ITEM 10 - Directors, Executive Officers and Corporate Governance

The sections entitled “Corporate Governance,” “Section 16(a) Beneficial Ownership Compliance Reporting,” “Election of Directors” and “Executive Officers” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2010, sets forth certain information with respect to the directors, executive officers and corporate governance of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The sections entitled "Executive Compensation" and “Compensation Committee Report” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2010, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2010, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In May 2001, the stockholders approved the 2001 Stock Option Plan. The 2001 Stock Option Plan replaced the 1986 Incentive Stock Option Plan which expired on December 31, 2001. In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The following table provides certain information regarding the Company’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of
securities
	Number of	Weighted	remaining
	securities to be	average	available for
	issued upon	exercise	future
	exercise of	price of	issuance
	outstanding	outstanding	(excluding
	options and	options and	securities
	restricted	restricted	reflected in
Plan Category	shares	shares	column a)
Equity compensation plans approved by
security holders	1,444,983	$4.99	785,761
Equity compensation plans not approved
by security holders	-	-	-
Total	1,444,983	$4.99	785,761

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships, Related Transactions and Director Independence

The sections entitled "Certain Relationships and Transactions" and “Corporate Governance” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2010, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers, as well as director independence, and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2010, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(1)	Financial Statements
The financial statements filed as part of this report are included in the response to Item 8 of Part II of this Form 10-K.

(2) Financial Statement Schedule

         Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts		Additions Charged (credited) to earnings	Deductions Amounts written off (recoveries)	Balance at end of period
	Balance at beginning of period

Year End December 31, 2009
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$410,000	$(226,000)	$24,000	$160,000

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$453,000	$(4,000)	$39,000	$410,000

Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$415,000	$27,000	$(11,000)	$453,000

Valuation Allowance for Note Receivable
		Additions Charged to earnings	Deductions Amounts written off (recoveries)
	Balance at beginning of period			Balance at end of period

Year End December 31, 2009
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$-	$-	$-	$-

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$-	$-	$-	$-

Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Note Receivable
Valuation Allowance for Note Receivable	$2,000,000	$-	$(2,000,000)	$-

Valuation Allowance for Deferred Tax Assets
		Additions Charged to earnings	Deductions Amounts written off (recoveries)	Balance at end of period
	Balance at beginning of period

Year End December 31, 2009
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$460,000	$6,147,000	$(385,000)	$6,222,000

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$157,000	$303,000	$-	$460,000

Year End December 31, 2007
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$272,000	$75,000	$(190,000)	$157,000

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Exhibit	Ref. Number
Number		Description
3.1	(1)	Restated Certificate of Incorporation
3.2	(2)	Certificate of Amendment
3.3	(1)	Amended By-laws
3.3	(8)	Amendment to By-laws
4.1	(1)	Form of Common Stock Certificate
4.2	(1)	Amended and Restated 1986 Incentive Stock Option Plan
4.4	(3)	February 2000 Amendment to Amended and Restated 1986 Incentive Stock Option Plan
4.5	(4)	Rights Agreement
4.6	(5)	2001 Incentive Stock Option Plan
4.7	(7)	2003 Omnibus Incentive Plan
10.16	(1)	License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992
10.28	(1)	Adoption Agreement between the Registrant and Principal Mutual Life Insurance Company dated September 20, 1993

10.29		(1)	The Principal Financial Group Prototype Basic Savings Plan dated May 7, 1990
10.30		(1)	Form of Stock Option Agreement
10.33	a	(6)	Lease Agreement dated as of May 19, 2001 between the Registrant and Christa
			PT, LLC
10.33	b	(6)	First Amendment to Lease dated as of July 19, 2001 between the Registrant and
			Christa PT, LLC
10.33	c	(6)	Second Amendment to Lease dated as of July 31, 2001 between the Registrant
			and Christa PT, LLC
10.34		(*)	Form of stock option grant - Executive Officers and Certain Key Employees
10.35		(*)	Form of stock option grant - Executive Officers - change in control provision
21.1		(*)	List of Subsidiaries
23.1		(*)	Consent of PricewaterhouseCoopers LLP
31.1		(*)	Certification of Chief Executive Officer
31.2		(*)	Certification of Chief Financial Officer
32.1		(*)	Section 1350 Certification

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(2)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on March 30, 2000.
(3)	Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-8 filed June 21, 2000 (Registration No. 333-39834).
(4)	Incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A12G filed November 8, 2000 (Registration No. 000-27460).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed June 3, 2002 (Registration No. 333-89636).
(6)	Incorporated by reference to Exhibits 10.33(a)-(c) of the Quarterly Report on Form 10-Q filed on August 14, 2001.
(7)	Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8 filed March 5, 2004 (Registration No. 333-113330).
(8)	Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed December 28, 2007.
(*)	Included with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

Date: March 11, 2010	By:/s/	JOHN M. SLUSSER
John M. Slusser
President and Chief Executive Officer

	By:/s/	DORRANCE W. LAMB
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Signature	Title	Date

/s/JOHN M. SLUSSER	Chairman of the Board,	March 11, 2010
John M. Slusser	President, Chief Executive Officer
(Principal Executive Officer)

/s/DORRANCE W. LAMB	Senior Vice President and	March 11, 2010
Dorrance W. Lamb	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/DENNIS C. CONNORS	Director	March 11, 2010
Dennis C. Connors

/s/CHARLES E. MAGINNESS	Director	March 11, 2010
Charles E. Maginness

/s/STUART B. MEISENZAHL	Director	March 11, 2010
Stuart B. Meisenzahl

/s/E. MARK RAJKOWSKI	Director	March 11, 2010
E. Mark Rajkowski

/s/ROBERT L. TILLMAN	Director	March 11, 2010
Robert L. Tillman

EXHIBIT 10.34

FORM OF STOCK OPTION AWARD - EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED

2001 Incentive Stock Option Plan

Grantee:

                                                               Number of Shares:

                                                               Option Price: $

                                                               Date of Grant: January 18, 2010

1. Grant of Option. This Award Notice serves to notify you that the Stock Option Committee (the “Committee”) of the Board of Directors of Performance Technologies, Incorporated (the “Company”) has granted to you, under the Company’s 2001 Incentive Stock Option Plan (the “Plan”), a non-qualified stock option (the “Option”) to purchase, on the terms and conditions set forth in this Award Notice and the Plan, up to the number of shares of its Common Stock, $.01 par value per share (the “Common Stock”) and at the price per share set forth above. The Plan is incorporated herein by reference and made a part of this Award Notice. Capitalized terms not defined herein have the respective meanings set forth in the Plan.

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

Date of Grant: January 18, 2010

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

__________________________________

Chief Executive Officer

ATTEST:__________________________

EXHIBIT 10.35

FORM OF STOCK OPTION GRANT - EXECUTIVE OFFICERS - CHANGE IN CONTROL PROVISION:

AWARD NOTICE

NOTICE OF NON-QUALIFIED STOCK OPTION GRANTED PURSUANT TO THE

PERFORMANCE TECHNOLOGIES, INCORPORATED 2003 OMNIBUS INCENTIVE PLAN

Grantee:

Number of Shares: Option Price: $ Date of Grant: January 18, 2010

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

Date of Grant: January 18, 2010

Grantee:

PERFORMANCE TECHNOLOGIES, INCORPORATED

___________________________________
Chief Financial Officer

ATTEST:____________________________

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

PerfTech (PTI) Canada Corporation (formerly MicroLegend Telecom Systems, Inc.), a Canadian corporation wholly owned by 3688283 Canada, Inc.

Performance Technologies (UK) Limited, a United Kingdom limited liability company wholly owned by Performance Technologies, Incorporated

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-89636 and 333-113330) of Performance Technologies, Incorporated of our report dated March 9, 2010 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Rochester, New York March 9, 2010

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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2010	By:/s/	John M. Slusser
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
	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 11, 2010	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 11, 2010	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: March 11, 2010	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer