Form 10-Q
period 2010-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2010-05-07
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2010
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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of April 30, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	March 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$18,394,000	$17,563,000
Investments	5,674,000	7,533,000
Accounts receivable, net	4,631,000	6,542,000
Inventories	4,964,000	4,459,000
Prepaid expenses and other assets	805,000	820,000
Deferred income taxes	392,000	392,000
Fair value of foreign currency hedge contracts	33,000	201,000
Prepaid income taxes		24,000
Total current assets	34,893,000	37,534,000

Investments	5,239,000	4,239,000
Property, equipment and improvements, net	1,835,000	1,686,000
Software development costs, net	5,465,000	5,254,000
Deferred income taxes	181,000	176,000
Total assets	$47,613,000	$48,889,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,666,000	$1,013,000
Accrued expenses	4,105,000	4,195,000
Income taxes payable	25,000
Total current liabilities	5,796,000	5,208,000
Income taxes payable	50,000	65,000
Total liabilities	5,846,000	5,273,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares
authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	16,754,000	16,596,000
Retained earnings	34,677,000	36,577,000
Accumulated other comprehensive income	21,000	128,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	41,767,000	43,616,000
Total liabilities and stockholders' equity	$47,613,000	$48,889,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,

	2010	2009

Sales	$7,355,000	$6,927,000
Cost of goods sold	3,457,000	3,191,000
Gross profit	3,898,000	3,736,000

Operating expenses:
Selling and marketing	2,373,000	1,917,000
Research and development	1,990,000	2,116,000
General and administrative	1,308,000	1,139,000
Restructuring charges	63,000	444,000
Total operating expenses	5,734,000	5,616,000
Loss from operations	(1,836,000)	(1,880,000)

Other income, net	63,000	80,000
Loss before income taxes	(1,773,000)	(1,800,000)

Income tax provision (benefit)	127,000	(374,000)
Net loss	$(1,900,000)	$(1,426,000)

Basic loss per share	$(0.17)	$(0.13)

Weighted average number of common shares used in basic loss per share	11,116,397	11,169,730

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2010	2009
Cash flows from operating activities:
Net loss	$(1,900,000)	$(1,426,000)
Non-cash adjustments:
Depreciation and amortization	617,000	644,000
Stock-based compensation expense	158,000	148,000
Deferred income taxes	(5,000)	(344,000)
Changes in operating assets and liabilities:
Accounts receivable	1,911,000	1,872,000
Inventories	(505,000)	(563,000)
Prepaid expenses and other assets	15,000	37,000
Accounts payable and accrued expenses	563,000	395,000
Income taxes payable and prepaid income taxes	95,000	142,000
Net cash provided by operating activities	949,000	905,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(330,000)	(212,000)
Capitalized software development costs	(628,000)	(535,000)
Purchases of investments	(1,720,000)	(5,020,000)
Proceeds from sales of investments	2,560,000	3,200,000
Net cash used by investing activities	(118,000)	(2,567,000)

Cash flows from financing activities:
Purchase of treasury stock		(318,000)
Net cash used by financing activities		(318,000)

Net increase (decrease) in cash and cash equivalents	831,000	(1,980,000)
Cash and cash equivalents at beginning of year	17,563,000	29,218,000
Cash and cash equivalents at end of year	$18,394,000	$27,238,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note A – Basis of Presentation

The unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (collectively “PT” or “the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2009, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note B – Investments

Investments consisted of the following:

	March 31, 2010	December 31, 2009
Municipal bond, at amortized cost	$1,008,000	$1,016,000
U.S. Treasury Note, at amortized cost	1,999,000	1,999,000
FHLMC bond, at cost	2,000,000	2,000,000
FHLB bond, at cost	1,000,000	-
Corporate bonds, at amortized cost	2,026,000	2,537,000
Certificates of deposit, at cost	2,880,000	3,120,000
Guaranteed investment certificate, at cost	-	1,100,000
Total investments	10,913,000	11,772,000
Less-current investments	(5,674,000)	(7,533,000)
Non-current investments	$5,239,000	$4,239,000

PT’s bond investments have a cumulative par value of $8,000,000. Three bonds with an aggregate par value of $5,000,000 mature in 2011 and 2012, while the remaining bonds mature in 2010 and are classified as current assets. These investments have been classified as held-to-maturity and are stated at amortized cost at March 31, 2010.

Note C – Inventories, net

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Purchased parts and components	$3,176,000	$3,045,000
Work in process	1,256,000	1,041,000
Finished goods	532,000	373,000
Net	$4,964,000	$4,459,000

Note D – Software Development Costs

Software development costs consisted of the following:

	March 31, 2010	December 31, 2009
Capitalized software development costs	$19,320,000	$18,692,000
Less: accumulated amortization	(13,855,000)	(13,438,000)
Net	$5,465,000	$5,254,000

Amortization of software development costs included in cost of goods sold was $417,000 and $432,000 in the first quarter 2010 and 2009, respectively.

Note E – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for PT’s products is generally one year from date of sale. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Accrued warranty obligations, January 1	$78,000	$167,000
Actual warranty experience	(31,000)	(26,000)
Warranty provisions	31,000	26,000
Accrued warranty obligations, March 31	$78,000	$167,000

Note F – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations would reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method, if applicable. Due to the net loss incurred in the first quarter 2010 and 2009, dilutive options (which totaled 1,816,133 and 1,773,158 shares, respectively) were not considered for either period.

Note G – Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2010 and 2009, respectively, are as follows:

	2010	2009
Net loss	$(1,900,000)	$(1,426,000)
Decrease in unrealized gain on foreign hedge contracts, net of tax	(107,000)	(54,000)
Comprehensive loss	$(2,007,000)	$(1,480,000)

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. PT’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates. At March 31, 2010, the Company has contracts in place to hedge approximately 25% of its estimated Canadian foreign currency risk for the next nine months. PT’s derivative instruments are designated and qualify as cash flow hedges. As such, any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income or loss. The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates. Such payments will be recorded as reductions to, or increases in, expense as they are determined.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in generally accepted accounting principles (“GAAP”) (Note I) and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability. All of the Company’s derivative instruments are deemed to be fully effective, and the fair value of these instruments is expected to be reclassified to earnings during 2010.

These hedge contracts are designed to fix in U.S. dollars a portion of the future cost of PT’s Canadian operation, which is denominated in Canadian dollars. These contracts effectively fix the exchange rate on the first $100,000CDN of monthly expenses for April through December 2010, at an exchange rate of .948. The fair value of these contracts is $33,000 at March 31, 2010, and is reported net of tax of $12,000 as accumulated other comprehensive income in stockholders’ equity.

At December 31, 2009, the Company had foreign currency hedge contracts in place to fix in U.S. dollars a portion of PT’s Canadian and U.K. operations for each of the months of January through March 2010. These contracts have matured and have cash settled.

	Balance	Fair value at
	Sheet	March 31,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments	Current assets	$33,000	$201,000

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location
	of gain	Three Months Ended
	recognized in	March 31,
Derivatives in fair value hedging relationships	operations	2010	2009
Foreign exchange contracts	Operating expenses	$201,000	$12,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2010	2009
Accumulated other comprehensive income, January 1	$128,000	$73,000
Amount of gain recognized in statement of operations, net of tax	(128,000)	(9,000)
Net change associated with current period hedging transactions, net of tax	21,000	-
Net change in fair value of derivative instruments	-	(54,000)
Accumulated other comprehensive income, March 31	$21,000	$10,000

Note I – Fair Value Measurements

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

At March 31, 2010, PT is a party to foreign currency hedge contracts, the fair value of which is estimated to be an asset in the amount of $33,000. The fair value of these contracts is estimated using Level 2 inputs. The value is estimated based on the projected cash settlement amounts, using the spread between the contract strike exchange rate and the March 31, 2010 U.S.-Canadian exchange rate.

The Company’s assets measured at fair value on a recurring basis at March 31, 2010, were as follows:

	Level 1	Level 2	Level 3
Assets:
Foreign currency hedge contracts	$-	$33,000	$-
Total assets measured at fair value	$-	$33,000	$-

The Company’s assets measured at fair value on a recurring basis at December 31,

	Level 1	Level 2	Level 3
Assets:
Foreign currency hedge contracts	$-	$201,000	$-
Total assets measured at fair value	$-	$201,000	$-

There were no transfers into or out of Levels 1, Level 2 or Level 3.

Note J – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Stock-based compensation expense	$158,000	$148,000
Income tax benefit	-	(46,000)
Increase in net loss	$158,000	$102,000

Increase in basic loss per share:	$.01	$.01

The following table summarizes stock option activity for the first quarter 2010:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Outstanding at January 1, 2010	1,444,983	$ 4.99
Granted	371,150	2.97
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2010	1,816,133	4.58

Exercisable at March 31, 2010	685,283	$ 5.56

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At March 31, 2010, PT had approximately $642,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.1 years.

Note K – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets. In addition, the effective tax rate includes a benefit which offsets the provision charged to other comprehensive income associated with the increase in unrealized gain on foreign currency hedge contracts entered into in 2010 (see Note H).

PT’s estimated effective annual tax rate was -3% for the three months ended March 31, 2010. The tax provision includes a discrete provision amounting to $72,000, which offsets the benefit credited to other comprehensive income associated with the decrease in unrealized gain on foreign currency hedge contracts that matured in the first quarter 2010. The estimated effective annual tax rate used for the three months ended March 31, 2009 was 21% and did not include any material discrete items. The change in the 2010 annual tax rate over 2009 is due primarily to the full valuation allowance recorded against PT’s deferred tax assets in the second quarter 2009.

The Company had unrecognized tax benefits of $50,000 and $65,000 at March 31, 2010 and December 31, 2009, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2010 and December 31, 2009 are accrued interest in the amount of $7,000 and $12,000, respectively.

At March 31, 2010, the Company had gross deferred income tax assets totaling approximately $7,480,000, against which the Company has recorded a valuation allowance of approximately $6,907,000.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2006. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2006. It is reasonably possible that the liability associated with PT’s unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations. Based upon the closing of the tax years in these various jurisdictions, as well as the conclusion of ongoing examinations by taxing authorities, the Company may adjust its liability for unrecognized tax benefits. Certain of PT’s unrecognized tax benefits are related to tax years that are expected to close in the next twelve months, or related to ongoing examinations which the Company expects to successfully conclude in that time period.

Note L – Restructuring

Restructuring expenses totaled $63,000 and $444,000 in the first quarter 2010 and 2009, respectively.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products. This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable. In connection with this decision, the Company expected to gradually reduce its Rochester workforce by approximately twenty employees, eliminating positions made redundant by the outsourcing action. The action is not expected to result in net cost savings. Restructuring charges associated with this action are estimated to be in the range of $220,000 to $250,000, and consist primarily of severance charges which are only payable if the employees stay with the Company during the transition. As of March 31, 2010, two affected employees had left the Company, forfeiting their rights under this program. Generally accepted accounting principles require that such costs be accrued and charged to expense ratably over the time period of the transition.

In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions, or approximately 8% of its global workforce.

The following table sets forth the amounts recognized for restructuring expense and incurred during the quarters ended March 31, 2010 and 2009, respectively, and the balance of accrued restructuring at each quarter end:

	2010	2009
Accrued restructuring, January 1	$-	$-
Restructuring expense - primarily employee-related costs	63,000	444,000
Amount incurred in the period	-	(437,000)
Accrued restructuring, March 31	$63,000	$7,000

Note M – Litigation

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina, but did not serve the complaint on the Company. The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT's signaling systems products infringe. The Company answered the complaint on April 15, 2010, denying Tekelec's claims, making certain counterclaims and demanding summary judgment. Discovery in this matter has not yet commenced.

The Company believes that the basis for Tekelec’s infringement claims is without merit and is vigorously defending itself against those claims. No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any.

Note N – Stock Repurchase Program

In the three months ended March 31, 2009, PT repurchased 100,000 shares of its Common Stock for an aggregate purchase price of $318,000, under the terms of a Stock Repurchase Program that expired in October 2009.

Note O – Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective on July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact PT’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” This standard requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to measurements within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the Level 1 and 2 disclosure requirements in the first quarter 2010, and will adopt the Level 3 requirements in the first quarter 2011.

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

Critical Accounting Estimates and Assumptions

In preparing the financial statements in accordance with the accounting principles generally accepted in the United States (GAAP), estimates and assumptions are required to be made that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information disclosures, including information about contingencies, risk and financial condition. These estimates and assumptions are made during the closing process for the quarter, after the quarter end has past. The Company believes that given the current facts and circumstances, these estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. Management's judgments in making these estimates and relying on these assumptions may materially impact amounts reported for any period.

The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are set forth below:

• Revenue Recognition

• Software Development Costs

• Valuation of Inventories

• Income Taxes

• Product Warranty

• Stock-Based Compensation

• Restructuring Costs

• Carrying Value of Long-Lived Assets

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

PT operates within multiple taxing jurisdictions worldwide and is subject to audit in these jurisdictions. Such audits can involve complex issues, which may require an extended period of time for resolution. Although management believes that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on the earnings of PT. Conversely, if these issues are resolved favorably in the future, the related provisions would be reduced, thus having a positive impact on earnings.

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

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $10 million in order to fully realize the value of the Company's deferred tax assets. Of this amount, approximately $650,000 of capital gains must be realized in 2010 in order to fully realize PT’s deferred tax assets relating to capital loss carry-forwards. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance was recorded in 2009 against substantially the full value of its U.S. deferred tax assets.

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

Carrying Value of Long-Lived Assets: PT reviews the carrying values of its long-lived assets, other than capitalized software development costs and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. PT assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. PT estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, PT records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. PT determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows. The accounting estimate related to impairment of long-lived assets is considered a “critical accounting estimate” because PT’s impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors that impact estimated future cash flows and the estimated fair value of long-lived assets.

Business Overview

The following discussion contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and these forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

PT is a global supplier of advanced network communications solutions to carrier, government, and OEM markets. PT’s portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments. The Company’s entire line of offerings is anchored by IPnexus®, PT’s own IP-native, highly integrated platforms and element management systems. OEMs and application developers, including PT itself, leverage the robust carrier grade Linux® development environment and rich suite of communications protocols (PT’s Nexusware®) of IPnexus Application-Ready Systems as a cornerstone component of their end product value proposition. PT’s SEGway™ Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridge, and core-to-edge distributed intelligence. The Company’s Xpress™ NGN applications enable evolving Mobile 2.0, Multi-media, and IMS based revenue generating services.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, Chicago and Dallas and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego and San Luis Obispo, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

PT’s business addresses one industry segment - Communications - and globally targets two primary vertical markets for its network communications products, namely telecommunications, and military, aerospace and government systems. Military, aerospace and government systems is recently renamed from “aerospace and defense” as it better describes the full range of market opportunities we see in this vertical market.

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

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. Military, aerospace and government systems shipments are subject to project deployment schedules and are not often consistent from quarter-to-quarter.

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

As outlined in PART 1, ITEM 1, under the caption “Business” of PT’s Annual Report for the year ended December 31, 2009, as filed on Form 10-K with the Securities and Exchange Commission, management is concentrating on four network communications-focused initiatives to construct a solid foundation for long-term growth. These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our IPnexus Application-Ready Systems for mission critical communications applications, intensifying our market diversification efforts in government systems markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions.

The following are announcements made during the first quarter 2010 relative to our strategic initiatives:

• PT Debuts Xpress Product Line - A Portfolio of SIP-based Applications and Enabling Infrastructure for Carriers Deploying Next-Generation Network (NGN) Architecture

The adoption of voice-over-packet architectures by wireless and wireline carriers, and the emergence of SIP (Session Initiation Protocol) as the predominant signaling protocol on these networks have presented new opportunities for service providers to market media-rich and web-friendly applications to their subscribers. PT’s Xpress is based on a pure IP implementation allowing new service offerings to be quickly developed and readily deployed, network-wide, on IMS enabled, converged TDM/IP and VoIP networks.

• SEGway Delivers the Industry's Highest Capacity Signaling Platform for Next-Generation Networks - 400,000 Transactions per Second, Ideal for IP-Centric Signaling Architectures

Network signaling traffic is increasing by orders of magnitude due to mobile messaging and mobile services, leading telecom operators to face serious limitations in their legacy TDM or hybrid networks. Increasingly, they face the choice to retrofit or replace existing nodes with IP-based architecture. Management believes that PT’s SEGway X301 and X401 are the only signaling systems purpose- built for the rigors of an IP-centric network with its high bandwidth demands and database-heavy applications.

• PT Introduces LTE and WiMAX Application-Ready Systems - Specifically Designed for LTE and WiMAX Equipment Manufacturers

These systems integrate all the hardware components, operating system, and software protocols, and are ideal for wireless application development. PT is the leader in Application-Ready Systems consisting of tightly integrated hardware and software. Management believes that no other vendor provides its own Carrier Grade Linux (NexusWare® ) with wireless protocols and software, integrated in a rugged, standards-based platform. The solution has been chosen by wireless equipment providers such as Aviat Networks, who offer it in a WiMAX ASN Gateway application.

• PT Adds Next Generation MPR2000 IP-Based Radar/Sensor Recording and Playback Platform to its Air Traffic Control and Defense Communication Systems

This new product offering enables integrators to more easily expand their existing air traffic control recording systems and leverage new technologies to build next generation, IP-based sensor and radar recording solutions. The MPR2000 Data Record/Playback System is the newest addition to the Company’s suite of air traffic control and defense communication systems, complementing the world class MPS1000 Data Distribution Server which transports multiple radar formats and sensor interfaces over IP. Over 3500 such PT systems have been deployed in 30 different countries gathering and delivering vital data such as weather, flight tracking, and ground surveillance.

• PT Launches the IPnexus Element Management System for Remote, IP Monitoring and Management of Globally Deployed, Mission-Critical Communications Infrastructure

The PT IPnexus EMS (Element Management System) is an IP-native system that allows network engineers at wireless and wireline carriers, service providers, and OEMs to rapidly install, monitor, and simultaneously manage hundreds of network elements from a single, secure interface point. It is a stand-alone, turn-key carrier grade device that includes all the hardware and software needed to provide a highly-available, centralized, and scalable management system that adheres to the five key ITU-T recommended areas: fault, configuration, performance, accounting, and security.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers growth in the long term, some sectors of the customer base in this market are experiencing very challenging economic conditions which are impacting business prospects. Management expects to realize measurable progress in 2010 on the strategic initiatives it established in 2009. However, based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near-term is likely to be very challenging.

Financial Overview

Revenue:

Revenue in the first quarter 2010 amounted to $7.4 million, compared to $6.9 million in the first quarter 2009. This increase in revenue was attributable to a rebound in demand from PT’s traditionally largest customer, Data Connection Ltd., amounting to an increase in revenue totaling $1.5 million, offset primarily by lower shipments to Raytheon and various signaling customers. Shipments to customers outside of the United States represented 54% and 39% of sales in the first quarter 2010 and 2009, respectively.

Earnings:

PT incurred a net loss in the first quarter 2010 in the amount of ($1.9 million), or ($.17) per basic share, including a restructuring charge of $.1 million, or $.01 per share and stock-based compensation expense of $.2 million, or $.01 per share, based on 11.1 million shares outstanding. Net loss in the first quarter 2009 totaled ($1.4 million), or ($.13) per basic share, including a restructuring charge of $.4 million, or $.03 per share and stock-based compensation expense of $.1 million, or $.01 per share, based on 11.2 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $29.3 million at both March 31, 2010 and December 31, 2009. The Company had no long-term debt at either date.

Accounts receivable at the March 31, 2010 amounted to $4.6 million, compared to $6.5 million at the end of the fourth quarter. The lower level of accounts receivable is primarily related to lower sales during the first quarter.

Inventories increased by $.5 million, to $5.0 million at March 31, 2010, from December 31, 2009. The increase in inventory is primarily attributable to our decision to procure material and build product in advance of receiving expected orders for the first quarter, while some of those orders did not arrive by quarter end. Also contributing to the increase in inventory, we have begun procuring overlapping inventories associated with the outsourcing of our manufacturing of our circuit boards. It should also be noted that we are beginning to see a substantial increase in component supply chain lead times. This shift is not unique to PT, but extends across the electronics industry in general over a wide range of active and passive component types. While we would like to believe that it is due to a substantial economic recovery boom as in past lead time shifts, it appears to be more related to very tight controls by manufacturers on any speculative production and distribution channels not willing to commit to buffer potential future demand. Due to this shift in lead times, we may take steps to mitigate these supply chain challenges by increasing inventory of some long lead time items.

Cash generated from operating activities amounted to $.9 million in both the three months ended March 31, 2010 and 2009, respectively. Excluding income taxes, the net loss in the first quarter 2010 was equal to the comparable quarter in 2009.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure. Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress product lines, are directed by investments necessary to support existing and evolving service demands such as the ongoing worldwide explosive growth in text messaging and the transition to Internet-based communications networks. The global economy is recovering but growth expectations are still moderate and current business conditions continue to make some sectors of the telecommunications market very sluggish. Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. The timing of government funded network infrastructure and military related expenditures remains for the most part unpredictable. As an example, during the first quarter we fully anticipated shipment of the next phase of our portion of the previously announced Ship Self Defense System or SSDS program. This next phase was awarded as forecast to the prime contractor during the first quarter 2010 but funding was delayed by the Government until April. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Most of our OEM systems customers are placing orders for product only when they have orders in hand from their customers. Forward-looking visibility on customer orders continues to be at record low levels.

During the first quarter 2010, the challenging economic climate continued to cause customers to limit and/or delay investments in their network infrastructure. Shipments to customers amounted to $7.4 million in the first quarter 2010, compared to $6.9 million in the first quarter 2009. During the first quarter, we saw an increase in sales opportunities for our products, compared to previous quarters.

Despite the weakness of our revenue in the first quarter, management expects higher revenue during the second half of the year than during the first half of the year, based on two factors: First, various facets of the communications market are expected to grow in 2010 and, second, we have hired six additional experienced sales people who are expected to be productive during the second half of the year.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations
Three Months Ended March 31, 2010, Compared with the
Three Months Ended March 31, 2009

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Sales	100.0%	100.0%
Cost of goods sold	47.0%	46.1%
Gross profit	53.0%	53.9%

Operating expenses:
Selling and marketing	32.3%	27.7%
Research and development	27.0%	30.5%
General and administrative	17.8%	16.4%
Restructuring	.9%	6.4%
Total operating expenses	78.0%	81.0%
Loss from operations	(25.0)%	(27.1)%

Other income, net	.9%	1.1%
Loss before income taxes	(24.1)%	(26.0)%
Income tax provision (benefit)	1.7%	(5.4)%
Net loss	(25.8)%	(20.6)%

Sales. Total revenue for the first quarter 2010 amounted to $7.4 million, compared to $6.9 million for the corresponding quarter in 2009. During the first quarter 2010, one customer, Data Connection Ltd., accounted for 26% of sales. PT’s traditionally two largest customers, Data Connection Ltd. and Alcatel-Lucent, represented 31% of sales in the first quarter 2010, compared to 14% in the first quarter 2009. This increase is attributable to a significant increase in product demand by Data Connection Ltd. In the first quarter 2010, PT’s four largest customers represented 42% of sales, compared to 36% of sales in the first quarter 2009. In the first quarter 2009, one customer, Raytheon, represented 11% of sales.

Shipments to customers outside of the United States represented 54% and 39% of PT’s sales during the first quarter 2010 and 2009, respectively. Total shipments to customers in the United Kingdom represented 27% of sales in the first quarter 2010, compared to 7% of sales in the first quarter 2009. One U.K. customer, Data Connection Ltd., represented 26% and 6% of sales in the first quarter 2010 and 2009, respectively.

Management is focused on selling PT’s products into two primary vertical markets within one segment, communications. We are no longer reporting revenue based on product lines - communications, computing and switching, as such presentation is no longer meaningful in the context of how management views our business. Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Telecommunications	84%	81%
Military, aerospace and government systems	16%	19%
	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $6.2 million and $5.6 million in the first quarter 2010 and 2009, respectively. This increase of $.6 million, or 10%, was largely due to a $1.5 million increase in shipments to Data Connection Ltd., and a $.2 million increase in shipments to Alcatel-Lucent, offset by a decline in shipments to various signaling customers, as several expected equipment orders did not materialize.

Military, Aerospace and Government Systems market:

Our newly realigned Government Systems group continues to work with numerous prime contractors including Raytheon, Lockheed Martin, and General Dynamics to incorporate PT’s COTS-based, application ready systems into specific programs and projects requiring enhanced communications capabilities. Our newly introduced Xpress product line is already generating interest from our Government Systems customers.

Military, aerospace and government systems products revenue amounted to $1.2 million and $1.3 million in the first quarter 2010 and 2009, respectively. This decrease of $.1 million, or 8%, was primarily attributable to a $.5 million decrease in shipments to Raytheon, partially offset by $.4 million in shipments to two other government customers.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $3.9 million and 53.0% of sales in the first quarter 2010, compared to $3.7 million and 53.9% of sales for the first quarter 2009. The increase in gross profit was attributable to the higher sales volume, while the decline in gross margin percentage was primarily attributable to a less favorable sales mix.

Total Operating Expenses. Total operating expenses amounted to $5.7 million and $5.6 million in the first quarter 2010 and 2009, respectively.

Selling and marketing expenses were $2.4 million and $1.9 million for the first quarter 2010 and 2009, respectively. The increase of $.5 million, or 24%, primarily relates PT’s initiative to add to its sales and marketing team to enable the Company to reach more potential customers, and an increase in trade show expenditures.

Research and development expenses were $2.0 million and $2.1 million in the first quarter 2010 and 2009, respectively. PT capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million and $.5 million during the first quarter of 2010 and 2009, respectively. Gross expenditures amounted to $2.6 million in both periods.

General and administrative expenses were $1.3 million and $1.1 million in the first quarter 2010 and 2009, respectively. This increase of $.2 million, or 15%, primarily relates to litigation expenses incurred in the first quarter 2010.

Restructuring expenses were $.1 million and $.4 million in the first quarter 2010 and 2009, respectively. In December 2009, PT announced its decision to outsource the manufacturing of the printed circuit board assembly for the hardware elements of PT’s products. In connection with this decision, the Company expected to gradually reduce its Rochester workforce by approximately twenty employees. Total restructuring charges associated with this action are estimated to be approximately $.2 million, of which approximately 25% was recorded in the first quarter 2010, and consist primarily of severance charges which are only payable if the employees stay with the Company during the transition. This action is expected to be completed by March 31, 2011, and substantially all of the related charges are expected to be paid out by December 31, 2010. No amounts were actually paid out for restructuring costs in the first quarter 2010. This action was initiated with the goals of making product costs more predictable, reducing future capital expenditure requirements, and enhancing PT’s ability to offer cutting-edge technologies in our product lines without sacrificing high standards of quality.

In January 2009, PT implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. In connection with this action, the Company eliminated twenty positions, or approximately 8% of its global workforce. The restructuring expenses were substantially all employee-related expenses, and substantially all were cash expenditures in the first quarter 2009.

Other Income, net. Other income consists primarily of interest income. During the first quarter 2010, PT’s funds were invested in high-quality corporate and quasi-government bonds, certificates of deposit and money market funds. Due to generally historic low returns on such investments and the Company’s strategy to invest in high-quality instruments, other income amounted $.1 million for both the first quarter 2010 and 2009.

Income taxes. The Company’s effective tax rate for the first quarter 2010 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. deferred tax assets, the taxes on foreign income that differ from the U.S. tax rate, and permanent tax differences including Canadian research activities, and tax-exempt interest.

PT’s income tax provision for the first quarter 2010 amounted to $.1 million, compared to a benefit of $.4 million for the first quarter 2009. For the first quarter 2010, PT’s annual estimated effective income tax rate is -3%. For the first quarter 2009, the estimated effective income tax rate was 21%. A discrete income tax provision of $.1 million was recorded in the first quarter 2010 due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts during the first quarter 2010. The expected annual effective tax rate in the first quarter 2010 is considerably lower than in the corresponding quarter in 2009 primarily because the Company does not expect to recognize an income tax benefit relating to its pre-tax loss in 2010 due to the full valuation allowance which was recorded against United States deferred tax assets in the second quarter 2009.

Liquidity and Capital Resources

PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $29.3 million at both March 31, 2010 and December 31, 2009. The Company had working capital of $29.1 million and $32.3 million at March 31, 2010 and December 31, 2009, respectively. There was no decrease in cash, cash equivalents and long-term investments during the first quarter 2010 as the Company generated $.9 million from operations and the Company invested $.9 million in capital expenditures and capitalized software projects.

For the first quarter 2010, cash provided by operating activities amounted to $.9 million. This amount included net loss of ($1.9 million), depreciation and amortization charges of $.6 million and stock-based compensation expense of $.2 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a decrease of accounts receivable, and an increase in accounts payable and accrued expenses of $1.9 million and $.6 million, respectively, offset partially by an increase of inventory of $.5 million. The decrease in accounts receivable was primarily due to the lower level of sales in March 2010, compared to December 2009.

Cash used by investing activities during the first quarter 2010 totaled $.1 million, reflecting capitalized software development costs amounting to $.6 million and capital expenditures of $.3 million, offset by net proceeds from the sale of investments of $.8 million.

Cash used by financing activities for the first quarter 2010 was zero, as compared to $.3 million in the first quarter 2009, which consisted entirely of a repurchase by the Company of .1 million shares of its Common Stock.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first quarter 2010.

Contractual Obligations:

In April 2010, the Company renewed its lease for its San Diego engineering center through November 2013 on the same terms as its current lease.

The Company has approximately $.1 million associated with unrecognized tax benefits and estimated related interest and penalties at March 31, 2010. These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months. The Company does not believe that the ultimate settlement of these obligations will materially affect PT’s liquidity.

Current Position:

Assuming there is no significant change in the business, management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, management is continuing to evaluate opportunities for strategic acquisitions to accelerate PT’s growth and market penetration efforts. If any of these opportunities come to fruition, they could have an impact on working capital, liquidity or capital resources.

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina. The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe. The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment. Discovery in this matter has not yet commenced.

PT believes that the basis for Tekelec’s infringement claims is without merit and is vigorously defending itself against those claims. No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any. Adverse determinations in patent litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which would have a material adverse effect on our revenue, operating results and liquidity.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective on July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact PT’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” This standard requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to measurements within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. PT adopted the Level 1 and 2 disclosure requirements in the first quarter 2010, and will adopt the Level 3 requirements in the first quarter 2011.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively “PT”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Words such as the “Company,” “PT,” “management,” “we,” “us,” or “our,” mean Performance Technologies, Incorporated and its subsidiaries. All statements herein that describe PT’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2009, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal. PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts. The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom. The Company has entered into foreign currency hedge contracts in its Canadian subsidiary to reduce by approximately 25% the exposure of such foreign currency exchange variability to PT’s remaining 2010 results of operations (see Note H to the financial statements included elsewhere in this Form 10-Q). However, while the Canadian dollar strengthened considerably against the U.S. dollar during the first quarter 2010, PT had in place hedge contracts for the first quarter which largely shielded the Company from the effect of that trend.

ITEM 4. CONTROLS AND PROCEDURES

A. Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer have evaluated PT's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PT's disclosure controls and procedures were effective as of such date.

B. Changes in Internal Control Over Financial Reporting

There has been no change in PT's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, PT's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against Performance Technologies, Incorporated in the U.S. District Court for the Eastern District of North Carolina, but did not serve the complaint on the Company. The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe. The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment. Discovery in this matter has not yet commenced.

The Company believes that the basis for Tekelec’s infringement claims is without merit and is vigorously defending itself against those claims. No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

May 7, 2010	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

May 7, 2010	By: /s/	Dorrance W. Lamb
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 7, 2010	By:/s/	John M. Slusser
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 7, 2010	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 7, 2010	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: May 7, 2010	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer