Form 10-Q
period 2010-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2010-07-30
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2010
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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of July 30, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	June 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$15,911,000	$17,563,000
Investments	7,177,000	7,533,000
Accounts receivable, net	5,128,000	6,542,000
Inventories	4,783,000	4,459,000
Prepaid expenses and other assets	964,000	820,000
Deferred income taxes	385,000	392,000
Fair value of foreign currency hedge contracts	2,000	201,000
Prepaid income taxes	59,000	24,000
Total current assets	34,409,000	37,534,000

Investments	3,426,000	4,239,000
Property, equipment and improvements, net	1,792,000	1,686,000
Software development costs, net	5,545,000	5,254,000
Deferred income taxes	174,000	176,000
Total assets	$45,346,000	$48,889,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,164,000	$1,013,000
Accrued expenses	4,216,000	4,195,000
Total current liabilities	5,380,000	5,208,000
Income taxes payable	51,000	65,000
Total liabilities	5,431,000	5,273,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596 shares issued,
11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	16,882,000	16,596,000
Retained earnings	32,717,000	36,577,000
Accumulated other comprehensive income	1,000	128,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	39,915,000	43,616,000
Total liabilities and stockholders' equity	$45,346,000	$48,889,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$7,449,000	$6,356,000	$14,804,000	$13,283,000
Cost of goods sold	4,170,000	3,154,000	7,627,000	6,345,000
Gross profit	3,279,000	3,202,000	7,177,000	6,938,000

Operating expenses:
Selling and marketing	2,034,000	1,698,000	4,407,000	3,614,000
Research and development	1,892,000	1,986,000	3,882,000	4,102,000
General and administrative	1,364,000	1,181,000	2,672,000	2,319,000
Restructuring charges	64,000		127,000	445,000
Total operating expenses	5,354,000	4,865,000	11,088,000	10,480,000
Loss from operations	(2,075,000)	(1,663,000)	(3,911,000)	(3,542,000)

Other income, net	41,000	177,000	104,000	256,000
Loss before income taxes	(2,034,000)	(1,486,000)	(3,807,000)	(3,286,000)

Income tax (benefit) provision	(74,000)	3,245,000	53,000	2,871,000
Net loss	$(1,960,000)	$(4,731,000)	$(3,860,000)	$(6,157,000)

Basic loss per share	$(.18)	$(.43)	$(.35)	$(.55)

Weighted average number of common shares used in
basic earnings per share	11,116,397	11,116,397	11,116,397	11,142,916

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,860,000)	$(6,157,000)
Non-cash adjustments:
Depreciation and amortization	1,373,000	1,257,000
Deferred income taxes	9,000	2,977,000
Stock-based compensation expense	286,000	306,000
Changes in operating assets and liabilities:
Accounts receivable	1,414,000	2,398,000
Inventories	(324,000)	(89,000)
Prepaid expenses and other assets	(144,000)	168,000
Accounts payable and accrued expenses	172,000	(853,000)
Prepaid income taxes and income taxes payable	23,000	74,000
Net cash (used) provided by operating activities	(1,051,000)	81,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(491,000)	(297,000)
Capitalized software development costs	(1,242,000)	(1,120,000)
Purchases of investments	(2,908,000)	(9,009,000)
Proceeds from sales of investments	4,040,000	3,200,000
Net cash used by investing activities	(601,000)	(7,226,000)

Cash flows from financing activities:
Purchases of treasury stock		(318,000)
Net cash used by financing activities		(318,000)

Net decrease in cash and cash equivalents	(1,652,000)	(7,463,000)

Cash and cash equivalents at beginning of period	17,563,000	29,218,000
Cash and cash equivalents at end of period	$15,911,000	$21,755,000

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

Note B – Investments

Investments consisted of the following:

	June 30,	December 31,
	2010	2009
Municipal bond, at amortized cost	$1,000,000	$1,016,000
U.S. Treasury Note, at amortized cost	2,000,000	1,999,000
FHLMC bond, at amortized cost	2,000,000	2,000,000
Corporate bonds, at amortized cost	3,048,000	2,537,000
Certificates of deposit, at cost	2,440,000	3,120,000
FHLB bond, at amortized cost	115,000	-
Guaranteed investment certificate, at cost	-	1,100,000
Total investments	$10,603,000	$11,772,000
Less-current investments	(7,177,000)	(7,533,000)
Non-current investments	$3,426,000	$4,239,000

PT’s bond investments have a cumulative par value of $8,115,000.  Three bonds with an aggregate par value of $3,115,000 are classified as non-current, with maturity dates in the second half of 2011, 2012 or 2013.  The remaining bonds are classified as current, with maturities within the next twelve months.  All investments have been classified as held-to-maturity and are stated at amortized cost at June 30, 2010.

Note C – Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009
Purchased parts and components	$2,904,000	$3,045,000
Work in process	1,258,000	1,041,000
Finished goods	621,000	373,000
Net	$4,783,000	$4,459,000

Note D – Software Development Costs

Software development costs consisted of the following:

	June 30,	December 31,
	2010	2009
Capitalized software development costs	$19,934,000	$18,692,000
Less: accumulated amortization	(14,389,000)	(13,438,000)
Net	$5,545,000	$5,254,000

Amortization of software development costs included in cost of goods sold was $534,000 and $395,000 in the second quarter 2010 and 2009, respectively.  Amortization of software development costs included in cost of goods sold was $951,000 and $827,000 for the six months ended June 30, 2010 and 2009, respectively.

Note E – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products.  The warranty period for PT’s products is generally one year from date of sale.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  Future warranty costs are estimated based on product-based historical performance rates and related costs to repair.  Changes in accrued warranty obligations for the three and six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
Accrued warranty obligations, January 1	$78,000	$167,000
Actual warranty experience	(31,000)	(26,000)
Net warranty provision	31,000	26,000
Accrued warranty obligations, March 31	78,000	167,000
Actual warranty experience	(8,000)	(34,000)
Net warranty provision (reversal)	108,000	(32,000)
Accrued warranty obligations, June 30	$178,000	$101,000

Note F – Loss Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share calculations would reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method, if applicable.  Due to the net losses incurred in the second quarters and the six months ended June 30, 2010 and 2009, dilutive options were not considered for any period.  The weighted average number of excluded options totaled approximately 1,820,000 shares and 1,600,000 shares for the second quarter 2010 and 2009, respectively, and 1,780,000 shares and 1,612,000 shares for the six months ended June 30, 2010 and 2009, respectively.

Note G – Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(1,960,000)	$(4,731,000)	$(3,860,000)	$(6,157,000)
(Decrease) increase in unrealized gain on foreign currency
hedge contracts, net of tax	(20,000)	283,000	(127,000)	220,000
Comprehensive loss	$(1,980,000)	$(4,448,000)	$(3,987,000)	$(5,937,000)

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations.  PT’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates.  At June 30, 2010, the Company had contracts in place to hedge approximately 50% of its estimated Canadian foreign currency risk for the next six months.  PT’s derivative instruments are designated and qualify as cash flow hedges.  As such, any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income or loss.  The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates.  Such payments will be recorded as reductions to, or increases in, expense as they are determined.    Subsequent to June 30, 2010, the Company placed contracts to hedge approximately an additional 25% of its estimated Canadian foreign currency risk for the remaining six months of 2010 and first three months of 2011.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in generally accepted accounting principles (“GAAP”) (Note I) and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability.  All of the Company’s derivative instruments are deemed to be fully effective at June 30, 2010, and the entire fair value of these instruments is expected to be reclassified to earnings during 2010.

These hedge contracts are designed to fix in U.S. dollars a portion of the future cost of PT’s Canadian operation, which is denominated in Canadian dollars.  These contracts effectively fix the exchange rate on the first $200,000CDN of monthly expenses for April through December 2010 at an exchange rate of .941.  The fair value of these contracts is $2,000 at June 30, 2010.

At December 31, 2009, the Company had foreign currency hedge contracts in place to fix in U.S. dollars a portion of PT’s Canadian and U.K. operations for each of the months of January through March 2010.  These contracts have matured and have cash settled.

	Balance	Fair value at
	Sheet	June 30,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments	Current assets	$2,000	$201,000

The Company’s derivative instruments had the following effect on the statements of operations:

	Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location
	of gain	Three Months Ended
	recognized in	June 30,
Derivatives in fair value hedging relationships	operations	2010	2009
Foreign exchange contracts	Operating expenses	$10,000	$85,000

		Six Months Ended
		June 30,
		2010	2009
Foreign exchange contracts	Operating expenses	$211,000	$98,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Accumulated other comprehensive income, beginning	$21,000	$10,000	$128,000	$73,000
Amount of gain recognized in statement of operations,
net of tax	(7,000)	(86,000)	(135,000)	(90,000)
Net changes associated with current period hedging
transactions, net of tax	(13,000)	-	8,000	-
Net change in fair value of derivative instruments	-	369,000	-	310,000
Accumulated other comprehensive income, ending	$1,000	$293,000	$1,000	$293,000

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

At June 30, 2010, PT is a party to foreign currency hedge contracts, the fair value of which is estimated to be $2,000.  The fair value of these contracts is estimated using Level 2 inputs.  The value is estimated based on the projected cash settlement amounts, using the spread between the contract strike exchange rate and the June 30, 2010 U.S.-Canadian exchange rate.

The Company’s assets measured at fair value on a recurring basis at June 30, 2010, were as follows:

	Level 1	Level 2	Level 3
Assets:
Foreign currency hedge contracts	$-	$2,000	$-
Total assets measured at fair value	$-	$2,000	$-

The Company’s assets measured at fair value on a recurring basis at December 31, 2009 were as follows:

	Level 1	Level 2	Level 3
Assets:
Foreign currency hedge contracts	$-	$201,000	$-
Total assets measured at fair value	$-	$201,000	$-

There were no transfers into or out of Levels 1, Level 2 or Level 3.

Note J – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model.  The table below summarizes the impact of outstanding stock options on the results of operations for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock-based compensation expense – stock options	$129,000	$158,000	$287,000	$306,000
Income tax benefit	-	-	-	-
Net increase in net loss	$129,000	$158,000	$287,000	$306,000

Per share increase in loss:
Basic	$0.01	$0.01	$0.03	$0.03

The following table summarizes stock option activity for the six months ended June 30, 2010:

		Weighted
	Number	Average
	of shares	Exercise Price
Outstanding at January 1, 2010	1,444,983	$ 4.99
Granted	421,150	2.93
Exercised	-	-
Expired	(54,000)	6.64
Outstanding at June 30, 2010	1,812,133	4.46

Exercisable at June 30, 2010	847,983	$5.20

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.  At June 30, 2010, PT had approximately $539,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.1 years.

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

PT’s estimated effective annual tax rate was -1% for the six months ended June 30, 2010.  The tax provision includes a discrete provision amounting to $72,000, which offsets the benefit credited to other comprehensive income associated with the decrease in unrealized gain on foreign currency hedge contracts that matured in the first quarter 2010.  As of June 30, 2009, the Company updated its projections of taxable income for 2009, and at that time projected that the Company would have a three year U.S. cumulative pre-tax book loss, calculated using 2007 and 2008 actual results combined with projected 2009 results.  Based upon the Company’s review of all positive and negative evidence, including its projected three year cumulative jurisdictional pre-tax book loss for 2007 through 2009, the Company concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three month period ended June 30, 2009. This valuation allowance and corresponding non-cash charge to income tax provision amounted to $3,304,000.

The Company had unrecognized tax benefits of $51,000 and $65,000 at June 30, 2010 and December 31, 2009, respectively.  Included in the balance of unrecognized tax benefits as of June 30, 2010 and December 31, 2009 are accrued interest in the amount of $8,000 and $12,000, respectively.

At June 30, 2010, the Company had gross deferred income tax assets totaling approximately $8,216,000, against which the Company has recorded a valuation allowance of approximately $7,657,000.

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

Note L – Restructuring

Restructuring expenses totaled $64,000 in the second quarter 2010, and amounted to $127,000 and $445,000 in the six months ended June 30, 2010 and 2009, respectively.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable.    In connection with this decision, the Company expected to gradually reduce its Rochester workforce by approximately twenty employees, eliminating positions made redundant by the outsourcing action.  The action is not expected to result in net cost savings.  Restructuring charges associated with this action are estimated to be in the range of $220,000 to $250,000, and consist primarily of severance charges which are only payable if the employees stay with the Company during the transition.  As of June 30, 2010, three affected employees had left the Company, forfeiting their rights under this program.  Generally accepted accounting principles require that the Company accrue and charge to expense the estimated severance charges ratably over the time period that the employees continue to work.    Adjustments will be recorded to increase or decrease restructuring expense in the future based on the Company’s actual experience.

In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. As a result of this action, the Company eliminated twenty positions, or approximately 8% of its global workforce.

The following table sets forth the amounts recognized for restructuring expense and incurred during the quarters and six month periods ended June 30, 2010 and 2009, respectively, and the balance of accrued restructuring at each quarter end:

	2010	2009
Accrued restructuring, January 1	$-	$-
Restructuring expense - primarily employee-related costs	63,000	444,000
Amount incurred in the period	-	(437,000)
Accrued restructuring, March 31	63,000	7,000
Restructuring expense - primarily employee-related costs	64,000	-
Amount incurred in the period	(2,000)	(7,000)
Accrued restructuring, June 30	$125,000	$-

Note M – Litigation

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina, but did not serve the complaint on the Company.  The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company.  The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe.  The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment.  In June 2010, the District Court Judge approved an accelerated court scheduling order.  Discovery in this matter is just commencing.

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

Note O – Recent Accounting Pronouncements

In October 2009, the FASB isused authoritative guidance on revenue recognition that will become effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact PT’s financial statements.

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

PT is a global supplier of advanced network communications solutions to carrier, government, and OEM markets.  PT’s portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments.  The Company’s entire line of offerings is anchored by IPnexus®, PT’s own IP-native, highly integrated platforms and element management systems.  OEMs and application developers, including PT itself, leverage the robust carrier grade Linux® development environment and rich suite of communications protocols (PT's Nexusware®) of IPnexus Application-Ready Systems as a cornerstone component of their end product value proposition. PT's SEGway™ Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridge, and core-to-edge distributed intelligence. The Company's Xpress™ NGN applications enable evolving Mobile 2.0, Multi-media, and IMS based revenue generating services.

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

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  Military, aerospace and government systems shipments are subject to project deployment schedules and are often not consistent from quarter-to-quarter.

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

Financial Overview

Revenue:

Revenue in the second quarter 2010 amounted to $7.4 million, compared to $6.4 million in the second quarter 2009.  Revenue for the six months ended June 30, 2010 was $14.8 million, compared to $13.3 million in the corresponding period in 2009.   The increase in revenue in both the second quarter and six months ended June 30, 2010 was attributable to a rebound in demand from PT’s traditionally largest customer, Metaswitch Networks (formerly referred to in our filings as Data Connection Ltd.), offset primarily by lower shipments to various signaling customers.  Shipments to customers outside of the United States represented 62% in the second quarter of both 2010 and 2009.

Earnings:

PT incurred a net loss in the second quarter 2010 in the amount of ($2.0 million), or ($.18) per basic share, including a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss in the second quarter 2009 in the amount of ($4.7 million), or ($.43) per basic share, based on 11.1 million shares outstanding, including a non-cash income tax charge of $.30 per share for a valuation allowance recorded against the Company’s United States deferred tax assets; a discrete income tax benefit of $.01 per share; and stock compensation expense of $.01 per share.

The Company incurred a net loss for the six months ended June 30, 2010 amounting to ($3.9 million), or ($.35) per basic share, including a restructuring charge of $.01 per share; stock-based compensation of $.03 per share; and a discrete income tax provision of $.01 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss for the six months ended June 30, 2009 amounting to ($6.2 million), or ($.55) per basic share, based on 11.1 million shares outstanding.  This loss included a non-cash income tax charge amounting to $.30 per share for a valuation allowance recorded against the Company’s United States deferred tax assets; a restructuring charge of $.04 per share; a discrete income tax benefit of $.01 per share; and stock-based compensation expense of $.03 per share.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $26.5 million at June 30, 2010 and $29.3 million at December 31, 2009.  The Company had no long-term debt at either date.  The decrease in cash, cash equivalents and long-term investments was due primarily to the Company’s operating loss for the six months ended June 30, 2010.

Accounts receivable at June 30, 2010 amounted to $5.1 million, compared to $6.5 million at December 31, 2009.  The lower level of accounts receivable is primarily related to lower sales during June 2010, as compared with the month of December 2009.

Inventories increased by $.3 million, to $4.8 million at June 30, 2010, from December 31, 2009.  The increase in inventory is primarily attributable to redundancies associated with our outsourcing of our manufacturing of our circuit boards, as well as lower than expected quarter-end sales for which the Company had built inventory.  Additionally, we are experiencing increases in component supply chain lead times. This is not unique to PT, but extends broadly across the electronics industry, over a wide range of active and passive component types. The Company believes that the increase in component lead times is related to very tight controls by manufacturers on any speculative production and distribution sources not willing to commit to build stocks to buffer potential future demand. Due to this shift in lead times, we may take steps to mitigate these supply chain challenges by increasing inventory of some long lead time items.

Cash used in operating activities amounted to $1.1 million in the six months ended June 30, 2010, compared to cash provided by operating activities which amounted to $.1 million in the six months ended June 30, 2009. This swing was principally due to the larger pre-tax loss in 2010, plus a significantly lower decrease in accounts receivable for the first six months of 2010, compared to the same period in 2009.

Key Performance Indicator

PT believes that a key indicator for its business is the trend for the volume of orders received from customers.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress product lines, are directed by investments necessary to support existing and evolving service demands such as the ongoing worldwide explosive growth in text messaging and the transition to Internet-based communications networks.  The economy appears to be recovering unevenly around the world and current business conditions continue to make some sectors of the telecommunications market very sluggish.  Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The timing of government funded network infrastructure and military related expenditures remains for the most part unpredictable.  We expect to begin our first Xpress product engagement for a government customer during the third quarter.  During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.  Most of our OEM systems customers are placing orders for product only when they have orders in hand from their customers.  Forward-looking visibility on customer orders continues to be at record low levels.

During the first six months of 2010, the challenging economic climate continued to cause customers to limit and/or delay investments in their network infrastructure.  As we entered the second quarter, there were promising signs that our customers would be increasing their purchasing levels during the quarter.  Even in late May, management still felt comfortable that PT would meet its revenue goals for the quarter.  During the month of June, the outlook changed markedly and many of the orders that were anticipated to be received in June did not occur.  Management believes that most of that business that slipped from the second quarter will be received in the second half of the year, but the lack of visibility makes it difficult to be confident.  Shipments to customers amounted to $7.4 million in the second quarter 2010, compared to $6.4 million in the second quarter 2009.  Shipments to customers in the six months ended June 30, 2010 amounted to $14.8 million, compared to $13.3 million in the corresponding period in 2009.

Despite the weakness in the economy, the Company still expects to realize revenue growth during the second half of the year based on two factors:  First, various facets of the communications market are expected to grow in 2010, and second, we have hired additional experienced sales people who are expected to be productive during the second half of the year.    In addition, the Company expects to recognize in excess of $1.0 million in revenue in the second half of the year relating to second quarter shipments to two telecommunications customers in Africa, for which revenue recognition was deferred.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Six Months Ended June 30, 2010, Compared with the

Three and Six Months Ended June 30, 2009

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.0	49.6	51.5	47.8
Gross profit	44.0	50.4	48.5	52.2

Operating expenses:
Selling and marketing	27.3	26.7	29.8	27.2
Research and development	25.4	31.2	26.2	30.9
General and administrative	18.3	18.6	18.0	17.4
Restructuring charges	.9		.9	3.4
Total operating expenses	71.9	76.5	74.9	78.9
Loss from operations	(27.9)	(26.1)	(26.4)	(26.7)

Other income, net	.6	2.7	.7	2.0
Loss before income taxes	(27.3)	(23.4)	(25.7)	(24.7)
Income tax (benefit) provision	(1.0)	51.1	.4	21.6
Net loss	(26.3)%	(74.5)%	(26.1)%	(46.3)%

Sales.  Total revenue for the second quarter 2010 amounted to $7.4 million, compared to $6.4 million for the corresponding quarter in 2009.  During the second quarter 2010, one customer, Metaswitch Networks, accounted for 28% of sales.  During the second quarter 2010, PT’s traditionally two largest customers, Metaswitch Networks and Alcatel-Lucent, represented 28% and 7% of sales, respectively.  Metaswitch Networks and Alcatel-Lucent represented 18% and 13% of sales in the second quarter 2009, respectively.  The sales increase is primarily attributable to a significant increase in product demand by Metaswitch Networks.  In the second quarter 2010, PT’s four largest customers represented 52% of sales, compared to 45% of sales in the second quarter 2009.  In the second quarter 2010, one additional customer, Raytheon, represented 10% of sales.  The Company’s four largest customers comprised 45% and 38% of sales in the six months ended June 30, 2010 and 2009, respectively.

Shipments to customers outside of the United States represented 62% of PT’s sales during the second quarter of both 2010 and 2009.  Shipments to customers outside of the United States represented 58% and 50% of the Company’s sales for the six months ended June 30, 2010 and 2009, respectively.  Total shipments to customers in the United Kingdom represented 34% of sales in the second quarter 2010, compared to 19% of sales in the second quarter 2009.  One U.K. customer, Metaswitch Networks, represented 28% and 18% of sales in the second quarter 2010 and 2009, respectively.  Total shipments to customers in the United Kingdom represented 31% and 12% of sales in the six months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Telecommunications	77%	90%	81%	85%
Military, aerospace and government systems	23%	10%	19%	15%
	100%	100%	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $5.7 million in the second quarters of both 2010 and 2009.  In 2010, there was a $.9 million increase in shipments to Metaswitch Networks, offset by a $.3 million decline in shipments to Alcatel-Lucent and declines in shipments to certain signaling customers.

Revenue from the telecommunications market amounted to $11.9 million and $11.3 million for the six months ended June 30, 2010 and 2009, respectively.  This increase of $.6 million, or 5%, was due to a $2.4 million increase in shipments to Metaswitch Networks, offset partially by a $.5 million decline in shipments to Alcatel-Lucent and a decline in shipments to various signaling and other telecommunications customers.

Military, Aerospace and Government Systems market:

Our recently realigned Government Systems group continues to work with numerous prime contractors including Raytheon, Lockheed Martin, EADS and General Dynamics to incorporate PT’s COTS-based, application ready systems into specific programs and projects requiring enhanced communications capabilities.  Our recently introduced Xpress product line is already generating interest from our Government Systems customers and we expect to begin our first Xpress product engagement for a government customer during the third quarter.

Military, aerospace and government systems products revenue amounted to $1.7 million and $.6 million in the second quarter 2010 and 2009, respectively.  This increase of $1.1 million, or 183%, was primarily attributable to a $.6 million increase in shipments to Raytheon for a U.S. Government FAA project and significant shipments to EADS, a new PT customer.

Military, aerospace and government systems products revenue amounted to $2.9 million and $1.9 million in the six months ended June 30, 2010 and 2009, respectively.  This increase of $1.0 million, or 53%, was primarily attributable to a $.5 million increase in shipments to EADS, a new PT customer, a $.1 million increase in shipments to Raytheon, and increased shipments to various other military, aerospace and government systems customers.

Gross profit.  Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function.  Gross profit and gross margin percentage amounted to $3.3 million and 44.0% of sales in the second quarter 2010, compared to $3.2 million and 50.4% of sales for the second quarter 2009.  The increase in gross profit was attributable to the higher sales volume, while the decline in gross margin percentage was attributable to a less favorable sales mix and higher software amortization charges.

Gross margin was 48.5% and 52.2% for the six months ended June 30, 2010 and 2009, respectively.  The decrease in gross margin percentage was primarily attributable to a less favorable sales mix. In addition, the transition of our printed circuit board assembly to an outside contract manufacturer accelerated during the second quarter, which also impacted gross margin.  As discussed in previous filings, we expect to incur overlapping costs to support this transition which are expected to increase cost of goods sold by between $.55 million and $.65 million over the second, third and fourth quarters of 2010.

Total Operating Expenses.  Total operating expenses amounted to $5.4 million and $4.9 million in the second quarter 2010 and 2009, respectively.  Total operating expenses amounted to $11.1 million and $10.5 million in the six months ended June 30, 2010 and 2009, respectively.

Selling and marketing expenses were $2.0 million and $1.7 million for the second quarter 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, selling and marketing expenses were $4.4 million and $3.6 million, respectively.  The increases in 2010 over the comparable 2009 periods primarily relate to an increase in trade show expenditures, higher commissions associated with the increased sales and PT’s initiative to add to its sales and marketing team to enable the Company to reach more potential customers.

Research and development expenses were $1.9 million and $2.0 million in the second quarter 2010 and 2009, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million during the second quarter of both 2010 and 2009.  Research and development expenses were $3.9 million and $4.1 million for the six months ended June 30, 2010 and 2009, respectively.  Six month amounts capitalized to software development costs amounted to $1.2 million and $1.1 million in 2010 and 2009, respectively.  The decreases in 2010 over the comparable 2009 periods are primarily the result of a net decrease in the number of engineers in research and development due to the Company’s restructuring actions.

General and administrative expenses were $1.4 million and $1.2 million in the second quarter 2010 and 2009, respectively.  General and administrative expenses were $2.7 million and $2.3 million in the six months ended June 30, 2010 and 2009, respectively.  These increases are primarily the result of litigation-related legal expenses.

Restructuring expenses were $.1 million in the second quarter 2010, and $.1 million and .4 million in the six months ended June 30, 2010 and 2009, respectively.  In December 2009, PT announced its decision to outsource the manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  In connection with this decision, the Company expected to gradually reduce its Rochester manufacturing workforce by approximately twenty employees.  Total restructuring charges associated with this action are estimated to be approximately $.2 million, of which approximately 25% was recorded in each of the first two quarters of 2010, and consist primarily of severance charges which are only payable if the employees stay with the Company during the transition.  This action is expected to be completed by March 31, 2011, and substantially all of the related charges are expected to be paid out by December 31, 2010.  Payments under this action were immaterial in the second quarter 2010.  This action was initiated with the goals of making product costs more predictable, reducing future capital expenditure requirements, and enhancing PT’s ability to offer cutting-edge technologies in our product lines without sacrificing high standards of quality.

In January 2009, PT implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. In connection with this action, the Company eliminated twenty positions, or approximately 8% of its global workforce.  The restructuring expenses were substantially all employee-related expenses and substantially all were cash expenditures in the six months ended June 30, 2009.

Other Income, net. Other income consists primarily of interest income.  During the second quarter 2010, PT’s funds were invested in high-quality corporate and quasi-government bonds, certificates of deposit and money market funds.  Due to generally historic low returns on such investments and the Company’s strategy to invest in high-quality instruments, other income amounted $.04 million in the second quarter 2010, compared to $.2 million in the second quarter 2009.  Other income was $.1 million and $.3 million in the six months ended June 30, 2010 and 2009, respectively.

Income taxes.  The Company’s effective tax rate for the second quarter 2010 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. deferred tax assets, the taxes on foreign income that differ from the U.S. tax rate, and permanent tax differences including Canadian research activities, and tax-exempt interest.

Other Income, net. PT’s income tax expense for the second quarter 2010 was a benefit amounting to $.1 million, compared to a provision of $3.2 million for the second quarter 2009.  The Company recorded income tax provisions of $.1 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively.  For the second quarter 2010, PT’s annual estimated effective income tax rate is  -1%.   Included in income tax provision for both the three and six months ended June 30, 2009 was the establishment of a valuation allowance against the Company's U.S. deferred tax assets and corresponding non-cash charge which amounted to $3.3 million.  A discrete income tax provision of $.1 million was recorded in the six months ended June 30, 2010 due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts.

Liquidity and Capital Resources

PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $26.5 million at June 30, 2010 and $29.3 million at December 31, 2009.  The Company had working capital of $29.0 million and $32.3 million at June 30, 2010 and December 31, 2009, respectively.  The decrease in cash, cash equivalents and long-term investments during the second quarter 2010 amounted to $2.8 million, resulting primarily from the Company’s operating loss, purchases of property, equipment and improvements, and capitalized software development costs.

For the six months ended June 30, 2010, cash used by operating activities amounted to $1.1 million.  This amount included the net loss of ($4.0 million), depreciation and amortization charges of $1.4 million and stock-based compensation expense of $.3 million.  Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a decrease of accounts receivable, and an increase in accounts payable and accrued expenses of $1.4 million and $.2 million, respectively, offset partially by an increase of inventory of $.3 million.  The decrease in accounts receivable was primarily due to the lower level of sales in June 2010, compared to the month of December 2009.

Cash used by investing activities during the six months ended June 30, 2010 totaled $.6 million, reflecting capitalized software development costs amounting to $1.2 million and capital expenditures of $.5 million, offset by net proceeds from the sale of investments of $1.1 million.

Cash used by financing activities during the six months ended June 30, 2010 was zero, compared to $.3 million in the six months ended June 30, 2009, which consisted entirely of a repurchase by the Company of .1 million shares of its Common Stock.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the second quarter 2010.

Contractual Obligations:

The Company has approximately $.1 million associated with unrecognized tax benefits and estimated related interest and penalties at June 30, 2010.  These liabilities are included as a component of long-term liabilities in the Company’s condensed consolidated balance sheet as the Company does not anticipate that settlement of the liabilities will require a significant payment of cash within the next twelve months.  The Company does not believe that the ultimate settlement of these obligations will materially affect PT’s liquidity.

Current Position:

Assuming there is no significant change in the business, management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.  However, management is continuing to evaluate opportunities for strategic acquisitions to accelerate PT’s growth and market penetration efforts.  If any of these opportunities come to fruition, they could have a negative impact on working capital, liquidity or capital resources.

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina. The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe. The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment.  In June 2010, the District Court Judge approved an accelerated court scheduling order.  Management expects that the accelerated scheduling order will also accelerate the amount of legal expense that the Company will incur in defense of this litigation.  Discovery in this matter is just commencing.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact PT’s financial statements.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal.  PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts.  The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars.  However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom.  The Company has entered into foreign currency hedge contracts in its Canadian subsidiary to reduce by approximately 75% the exposure of such foreign currency exchange variability to PT’s remaining 2010  results of operations (and approximately 25% of this exposure for the first quarter 2011) (see Note H to the financial statements included elsewhere in this Form 10-Q).  However, while the Canadian dollar strengthened considerably against the U.S. dollar during the first six months of 2010, PT had in place hedge contracts for the first quarter which largely shielded the Company from the effect of that trend.

ITEM 4.        CONTROLS AND PROCEDURES

A.    Evaluation of Disclosure Controls and Procedures

PT’s Chief Executive Officer and its Chief Financial Officer have evaluated PT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PT’s disclosure controls and procedures were effective as of such date.

B.    Changes in Internal Control Over Financial Reporting

There has been no change in PT’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, PT’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against Performance Technologies, Incorporated in the U.S. District Court for the Eastern District of North Carolina, but did not serve the complaint on the Company.  The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company.  The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe.  The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment.  In June 2010, the District Court Judge approved an accelerated court scheduling order.  Discovery in this matter is just commencing.

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

July 30, 2010                                                     By: /s/  John M. Slusser

                                                                                       John M. Slusser

                                                                                       President and

                                                                                       Chief Executive Officer

July 30, 2010                                                     By: /s/  Dorrance W. Lamb

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

Date: July 30, 2010                                                                    By:/s/   John M. Slusser

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

Date: July 30, 2010                                                                    By:/s/   Dorrance W. Lamb

                                                                                                                Dorrance W. Lamb

                                                                                                                Chief Financial Officer

                                                                                                            Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  July 30, 2010                                                       By:/s/   John M. Slusser

                                                                                                    John M. Slusser

                                                                                                    President and Chief Executive Officer

Date:  July 30, 2010                                                       By:/s/   Dorrance W. Lamb

                                                                                                    Dorrance W. Lamb

                                                                           Senior Vice President and Chief Financial Officer