Form 10-Q
period 2010-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2010-11-05
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2010
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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of November 4, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$12,310,000	$17,563,000
Investments	6,177,000	7,533,000
Accounts receivable, net	4,981,000	6,542,000
Inventories	5,765,000	4,459,000
Prepaid expenses and other assets	920,000	820,000
Income taxes receivable and prepaid income taxes	389,000	24,000
Deferred income taxes	86,000	392,000
Fair value of foreign currency hedge contracts	32,000	201,000
Total current assets	30,660,000	37,534,000

Investments	4,712,000	4,239,000
Property, equipment and improvements, net	2,202,000	1,686,000
Software development costs, net	5,653,000	5,254,000
Deferred income taxes	46,000	176,000
Total assets	$43,273,000	$48,889,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,234,000	$1,013,000
Accrued expenses	3,963,000	4,195,000
Total current liabilities	6,197,000	5,208,000
Income taxes payable		65,000
Total liabilities	6,197,000	5,273,000

Stockholders' equity:
Preferred stock - $.01 par value; 1,000,000 shares authorized; none issued
Common stock - $.01 par value; 50,000,000 shares authorized; 13,304,596 shares issued,
11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	16,953,000	16,596,000
Retained earnings	29,788,000	36,577,000
Accumulated other comprehensive income	20,000	128,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	37,076,000	43,616,000
Total liabilities and stockholders' equity	$43,273,000	$48,889,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$6,307,000	$7,876,000	$21,111,000	$21,159,000
Cost of goods sold	3,801,000	3,581,000	11,428,000	9,906,000
Gross profit	2,506,000	4,295,000	9,683,000	11,253,000

Operating expenses:
Selling and marketing	1,976,000	1,628,000	6,383,000	5,262,000
Research and development	1,827,000	1,830,000	5,709,000	5,932,000
General and administrative	1,661,000	1,275,000	4,334,000	3,594,000
Restructuring charges	69,000	181,000	196,000	626,000
Total operating expenses	5,533,000	4,914,000	16,622,000	15,414,000
Loss from operations	(3,027,000)	(619,000)	(6,939,000)	(4,161,000)

Other income, net	65,000	79,000	170,000	335,000
Loss before income taxes	(2,962,000)	(540,000)	(6,769,000)	(3,826,000)

Income tax (benefit) provision	(33,000)	(192,000)	20,000	2,679,000
Net loss	$(2,929,000)	$(348,000)	$(6,789,000)	$(6,505,000)

Basic loss per share	$(.26)	$(.03)	$(.61)	$(.58)

Weighted average number of common shares used in
basic earnings per share	11,116,397	11,116,397	11,116,397	11,133,979

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(6,789,000)	$(6,505,000)
Non-cash adjustments:
Depreciation and amortization	2,096,000	1,879,000
Deferred income taxes	47,000	2,898,000
Stock-based compensation expense	357,000	414,000
Changes in operating assets and liabilities:
Accounts receivable	1,561,000	1,204,000
Inventories	(1,306,000)	352,000
Prepaid expenses and other assets	(100,000)	59,000
Accounts payable and accrued expenses	989,000	(496,000)
Income taxes receivable and prepaid income taxes	20,000	(83,000)
Net cash used by operating activities	(3,125,000)	(278,000)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,068,000)	(328,000)
Acquired software technology		(928,000)
Capitalized software development costs	(1,891,000)	(1,698,000)
Purchases of investments	(4,449,000)	(11,028,000)
Proceeds from maturities of investments	5,280,000	4,920,000
Net cash used by investing activities	(2,128,000)	(9,062,000)

Cash flows from financing activities:
Purchases of treasury stock		(318,000)
Net cash used by financing activities		(318,000)

Net decrease in cash and cash equivalents	(5,253,000)	(9,658,000)

Cash and cash equivalents at beginning of period	17,563,000	29,218,000
Cash and cash equivalents at end of period	$12,310,000	$19,560,000

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

Note B – Investments

Investments consisted of the following:

	September 30,	December 31,
	2010	2009
U.S. Treasury Note, at amortized cost	$2,000,000	$1,999,000
FHLMC bond, at amortized cost	2,000,000	2,000,000
Corporate bonds, at amortized cost	4,574,000	2,537,000
Certificates of deposit, at cost	2,200,000	3,120,000
FHLB bond, at amortized cost	115,000	-
Municipal bond, at amortized cost	-	1,016,000
Guaranteed investment certificate, at cost	-	1,100,000
Total investments	$10,889,000	$11,772,000
Less-current investments	(6,177,000)	(7,533,000)
Non-current investments	$4,712,000	$4,239,000

PT’s bond investments have a cumulative par value of $8,565,000.  Four bonds with an aggregate par value of $4,315,000 are classified as non-current, with maturity dates in 2012 or 2013.  The remaining bonds are classified as current, with maturities within the next twelve months.  All investments have been classified as held-to-maturity and are stated at amortized cost at September 30, 2010.

Note C – Inventories, net

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009
Purchased parts and components	$2,982,000	$3,045,000
Work in process	1,580,000	1,041,000
Finished goods	1,203,000	373,000
Net	$5,765,000	$4,459,000

Note D – Software Development Costs

Software development costs consisted of the following:

	September 30,	December 31,
	2010	2009
Capitalized software development costs	$20,583,000	$18,692,000
Less: accumulated amortization	(14,930,000)	(13,438,000)
Net	$5,653,000	$5,254,000

Amortization of software development costs included in cost of goods sold was $541,000 and $422,000 in the third quarter 2010 and 2009, respectively.  Amortization of software development costs included in cost of goods sold was $1,492,000 and $1,250,000 for the nine months ended September 30, 2010 and 2009, respectively.

Note E – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products.  The warranty period for PT’s products is generally one year from date of sale.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  Future warranty costs are estimated based on product-based historical performance rates and related costs to repair.  Changes in accrued warranty obligations for the three and nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
Accrued warranty obligations, January 1	$78,000	$167,000
Actual warranty experience	(31,000)	(26,000)
Net warranty provision	31,000	26,000
Accrued warranty obligations, March 31	78,000	167,000
Actual warranty experience	(8,000)	(34,000)
Net warranty provision	108,000	-
Accrued warranty obligations, June 30	178,000	133,000
Actual warranty experience	(23,000)	(20,000)
Net warranty provision (reversal)	23,000	(12,000)
Accrued warranty obligations, September 30	$178,000	$101,000

Note F – Loss Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share calculations would reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method, if applicable.  Due to the net losses incurred in the third quarters and the nine months ended September 30, 2010 and 2009, dilutive options were not considered for any period.  The weighted average number of excluded options totaled approximately 1,800,000 shares and 1,580,000 shares for the third quarter 2010 and 2009, respectively, and 1,787,000 shares and 1,601,000 shares for the nine months ended September 30, 2010 and 2009, respectively.

Note G – Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(2,929,000)	$(348,000)	$(6,789,000)	$(6,505,000)
Increase (decrease) in unrealized gain on foreign currency
hedge contracts, net of tax	19,000	(73,000)	(108,000)	147,000
Comprehensive loss	$(2,910,000)	$(421,000)	$(6,897,000)	$(6,358,000)

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations.  PT’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates.  At September 30, 2010, the Company had contracts in place to hedge approximately 75% of its estimated Canadian foreign currency risk for the next three months, and approximately 25% of its estimated Canadian foreign currency risk for the first three months of 2011.  PT’s derivative instruments are designated and qualify as cash flow hedges.  As such, any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income or loss.  The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates.  Such payments will be recorded as reductions to, or increases in, expense as they are determined.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in generally accepted accounting principles (“GAAP”) (Note I) and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability.  All of the Company’s derivative instruments are deemed to be fully effective at September 30, 2010.  Of the total fair value of these instruments, $25,000 is expected to be reclassified to earnings during the remainder of 2010.

These hedge contracts are designed to fix in U.S. dollars a portion of the future cost of PT’s Canadian operation, which is denominated in Canadian dollars.  These contracts effectively fix the exchange rate on the first $300,000CDN of monthly expenses for October through December 2010 at an average exchange rate of .943, and on the first $100,000 of monthly expenses for January through March 2011 at an exchange rate of .948.  The fair value of these contracts is $32,000 at September 30, 2010.  Contracts covering $100,000CDN per month for the months August 2010 through March 2011 were placed during the third quarter 2010.

At December 31, 2009, the Company had foreign currency hedge contracts in place to fix in U.S. dollars a portion of PT’s Canadian and U.K. operations for each of the months of January through March 2010.  These contracts have matured and have cash settled.

	Balance	Fair value at
	Sheet	September 30,	December 31,
	Location	2010	2009
Derivatives designated as hedging instruments	Current assets	$32,000	$201,000

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location
	of gain	Three Months Ended
	recognized in	September 30,
Derivatives in fair value hedging relationships	operations	2010	2009
Foreign exchange contracts	Operating expenses	$16,000	$150,000

		Nine Months Ended
		September 30,
		2010	2009
Foreign exchange contracts	Operating expenses	$227,000	$248,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Accumulated other comprehensive income, beginning	$1,000	$293,000	$128,000	$73,000
Amount of gain recognized in statement of operations,
net of tax	(12,000)	(96,000)	(147,000)	(186,000)
Net change in fair value of derivative instruments	31,000	23,000	39,000	333,000
Accumulated other comprehensive income, ending	$20,000	$220,000	$20,000	$220,000

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

At September 30, 2010, PT is a party to foreign currency hedge contracts, the fair value of which is estimated to be $32,000 (See Note H).  The fair value of these contracts is estimated using Level 2 inputs.  The value is estimated based on the projected cash settlement amounts, using the spread between the contract strike exchange rate and the September 30, 2010 U.S.-Canadian exchange rate.

The Company’s assets measured at fair value on a recurring basis at September 30, 2010, were as follows:

	Level 1	Level 2	Level 3
Assets:
Foreign currency hedge contracts	$-	$32,000	$-
Total assets measured at fair value	$-	$32,000	$-

The Company’s assets measured at fair value on a recurring basis at December 31, 2009, were as follows:

	Level 1	Level 2	Level 3
Assets:
Foreign currency hedge contracts	$-	$201,000	$-
Total assets measured at fair value	$-	$201,000	$-

There were no transfers into or out of Levels 1, Level 2 or Level 3.

Note J – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model.  The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2010	2009	2010	2009

Stock-based compensation expense – stock options	$71,000	$107,000	$358,000	$451,000
Income tax benefit	-	-	-	-
Net increase in net loss	$71,000	$107,000	$358,000	$415,000

Per share increase in loss:
Basic	$0.01	$0.01	$0.03	$0.03

The following table summarizes stock option activity for the nine months ended September 30, 2010:

		Weighted
	Number	Average
	of shares	Exercise Price
Outstanding at January 1, 2010	1,444,983	$ 4.99
Granted	421,150	2.93
Exercised	-	-
Expired	(160,700)	5.59
Outstanding at September 30, 2010	1,705,433	4.42

Exercisable at September 30, 2010	863,108	$5.17

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.  At September 30, 2010, PT had approximately $450,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.7 years.

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

PT’s estimated effective annual tax rate was -.3% for the nine months ended September 30, 2010.  The tax provision includes a discrete provision amounting to $72,000, which offsets the benefit credited to other comprehensive income associated with the decrease in unrealized gain on foreign currency hedge contracts that matured in the first quarter 2010.  As of June 30, 2009, the Company updated its projections of taxable income for 2009, and at that time projected that the Company would have a three year U.S. cumulative pre-tax book loss, calculated using 2007 and 2008 actual results combined with projected 2009 results.  Based upon the Company’s review of all positive and negative evidence, including its projected three year cumulative jurisdictional pre-tax book loss for 2007 through 2009, the Company concluded that a full valuation allowance should be recorded against its U.S. net deferred tax assets in the three month period ended June 30, 2009. This valuation allowance and corresponding non-cash charge to income tax provision amounted to $3,304,000.

The Company had no balance of unrecognized tax benefits at September 30, 2010, as the Company concluded examinations of its tax returns resulting in the reversal of such balance during the third quarter 2010. The Company had unrecognized tax benefits of $65,000 at December 31, 2009.  Included in the balance of unrecognized tax benefits as of December 31, 2009 was accrued interest in the amount of $12,000.

At September 30, 2010, the Company had gross deferred income tax assets totaling approximately $9,229,000, against which the Company has recorded a valuation allowance of approximately $9,097,000.

The Company files U.S. federal, U.S. state, and foreign tax returns.  For U.S. federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2009.  For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2007.

Note L – Restructuring

Restructuring expenses totaled $69,000 and $181,000 in the third quarter 2010 and 2009, respectively, and amounted to $196,000 and $626,000 in the nine months ended September 30, 2010 and 2009, respectively.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable.    In connection with this decision, the Company expected to gradually reduce its Rochester workforce by approximately twenty employees, eliminating positions made redundant by the outsourcing action.  The action is not expected to result in net cost savings.  Restructuring charges associated with this action are estimated to be approximately $210,000, and consist primarily of severance charges which are only payable if the employees stay with the Company during the transition.  As of September 30, 2010, three affected employees had left the Company, forfeiting their rights under this program, and the decision was made to retain and re-deploy three other affected employees.  Generally accepted accounting principles require that the Company accrue and charge to expense the estimated severance charges ratably over the time period that the employees continue to work. Adjustments will be recorded to increase or decrease restructuring expense in the future, based on the Company's actual experience.

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

The following table sets forth the amounts recognized for restructuring expense and incurred during the quarters and nine month periods ended September 30, 2010 and 2009, respectively, and the balance of accrued restructuring at each quarter end:

	2010	2009
Accrued restructuring, January 1	$-	$-
Restructuring expense - primarily employee-related costs	63,000	444,000
Amount incurred in the period	-	(437,000)
Accrued restructuring, March 31	63,000	7,000
Restructuring expense - primarily employee-related costs	64,000	-
Amount incurred in the period	(2,000)	(7,000)
Accrued restructuring, June 30	125,000	-
Restructuring expense - primarily employee-related costs	69,000	181,000
Amount incurred in the period	(20,000)	(181,000)
Accrued restructuring, September 30	$174,000	$-

Note M – Litigation

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina, but did not serve the complaint on the Company.  The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company.  The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe.  The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment.  In June 2010, the District Court Judge approved an accelerated court scheduling order.  Discovery in this matter has commenced.

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

Note O – Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact PT’s financial statements.  This guidance becomes effective as of January 1, 2011.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.  At September 30, 2010, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $10 million in order to fully realize the value of the Company's deferred tax assets. Of this amount, approximately $650,000 of capital gains must be realized in 2010 in order to fully realize PT's deferred tax assets relating to capital loss carry-forwards. Due to the uncertainty of PT's ability to realize its deferred tax assets, a valuation allowance was recorded in 2009 against substantially the full value of its U.S. deferred tax assets.

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

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego and San Luis Obispo, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

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

The telecommunications market, historically PT’s largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress product lines, are governed by investments necessary to support existing and evolving service demands such as the ongoing worldwide growth in text messaging and the transition to Internet-based communications networks.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  Military, aerospace and government systems shipments are subject to project deployment schedules and often fluctuate widely from quarter-to-quarter.

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

There are identifiable risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers growth in the long term, some sectors of the customer base in this market are experiencing very challenging economic conditions which are impacting business prospects.  Management had expected to realize measurable progress in 2010 on the strategic initiatives it established in 2009.  However, based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near-term is likely to be very challenging.

Financial Overview

Revenue:

Revenue in the third quarter 2010 amounted to $6.3 million, compared to $7.9 million in the third quarter 2009.  Revenue for the nine months ended September 30 of both 2010 and 2009 was $21.1 million.   The decrease in revenue in the third quarter 2010 was attributable to lower shipments across the Company’s customer base, partially offset by strong demand from PT’s traditionally largest customer.  Shipments to customers outside of the United States represented 67% and 60% in the third quarter of 2010 and 2009, respectively.

Losses:

PT incurred a net loss in the third quarter 2010 in the amount of ($2.9 million), or ($.26) per basic share, including a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss in the third quarter 2009 amounting to ($.3 million), or ($.03) per basic share, including a discrete income tax benefit of $.01 per share, a restructuring charge of $.02 per share and stock compensation expense of $.01 per share, based on 11.1 million shares outstanding.

The Company incurred a net loss for the nine months ended September 30, 2010 amounting to ($6.8 million), or ($.61) per basic share, including a restructuring charge of $.02 per share; stock-based compensation of $.03 per share; and a discrete income tax provision of $.01 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss for the nine months ended September 30, 2009 amounting to ($6.5 million), or ($.58) per basic share, based on 11.1 million shares outstanding.  This loss included a non-cash income tax charge amounting to $.30 per share for an income tax valuation allowance recorded against the Company’s U.S. deferred tax assets.  The loss also included a restructuring charge of $.06 per share, discrete income tax benefits of $.02 per share and stock-based compensation expense of $.04 per share.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $23.2 million at September 30, 2010 and $29.3 million at December 31, 2009.  The Company had no long-term debt at either date.  The decrease in cash, cash equivalents and long-term investments was due primarily to the Company’s operating loss for the nine months ended September 30, 2010.

Accounts receivable at September 30, 2010 amounted to $5.0 million, compared to $6.5 million at December 31, 2009.  The lower level of accounts receivable is primarily related to lower sales during the month of September 2010, as compared with the month of December 2009.

Inventories increased by $1.3 million, to $5.8 million at September 30, 2010, from December 31, 2009.  The increase in inventory is attributable to lower-than-expected third quarter 2010 sales, for which the inventory had been purchased and built, and last-time builds internally of certain products which are not being transitioned to our outside printed circuit board manufacturer.  Additionally, the Company continues to experience longer than normal lead times in the component supply chain. This is not unique to PT, but continues to extend broadly across the electronics industry, over a wide range of active and passive component types. The Company is seeing some improvement in the quoted lead times for some components. Due to this lead time issue, PT did take steps to mitigate these supply chain challenges by increasing inventory of some long lead time items.

Cash used in operating activities amounted to $3.1 million in the nine months ended September 30, 2010, compared to cash used in operating activities of $.3 million in the nine months ended September 30, 2009.  This swing was principally due to the larger pre-tax loss in 2010, plus an increase in accounts payable and accrued expenses, offset by the increase in inventories, as compared to the same period in 2009.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  The new norm in this OEM business appears to be that OEM customers place orders for product only when they have orders in hand from their customers and expect almost immediate delivery. Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress™ product lines, result from investments necessary to support existing and evolving service demands such as the ongoing worldwide explosive growth in text messaging and the transition to Internet-based communications networks.  The economy appears to be recovering unevenly around the world and current business conditions continue to remain very challenging in the telecommunications equipment market. Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The timing of government funded network infrastructure and military related expenditures remains for the most part unpredictable. Our Xpress product line is generating interest from both telecommunications and government customers and during the third quarter, PT began a pilot program with a government customer to demonstrate the Xpress products’ capabilities in a communications cost reduction program. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.   Forward-looking visibility on customer orders continues to be at record low levels.

During the first nine months of 2010, the challenging economic climate continued to cause customers to limit and/or delay investments in their network infrastructure.  Bookings during the first two months of the third quarter are typically quite slow due to the impact of the summer vacation season but in the final month of the quarter bookings generally accelerate.  While orders booked during the first two months of the third quarter were generally in line with management’s lower expectations, orders received during September were well below the expected improvement. Management had anticipated that business would improve during the second half of 2010, but since that has not yet occurred, it is presently reviewing its going forward investments and expense levels. Shipments to customers amounted to $6.3 million in the third quarter 2010, compared to $7.9 million in the third quarter 2009.  Included in third quarter revenue was an order amounting to $.6 million received from one of the two African telecommunications customers discussed last quarter.  Shipments to customers in the nine months ended September 30, 2010 and 2009 both amounted to $21.1 million.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Nine Months Ended Septmeber 30, 2010, Compared with the

Three and Nine Months Ended September 30, 2009

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.3	45.5	54.1	46.8
Gross profit	39.7	54.5	45.9	53.2

Operating expenses:
Selling and marketing	31.3	20.7	30.3	24.9
Research and development	29.0	23.2	27.0	28.0
General and administrative	26.3	16.2	20.5	17.0
Restructuring charges	1.1	2.3	.9	3.0
Total operating expenses	87.7	62.4	78.7	72.9
Loss from operations	(48.0)	(7.9)	(32.8)	(19.7)

Other income, net	.1	1.0	.8	1.6
Loss before income taxes	(47.0)	(6.9)	(32.0)	(18.1)
Income tax (benefit) provision	(.5)	(2.4)	.1	12.7
Net loss	(46.5)%	(4.5)%	(32.1)%	(30.8)%

Sales.  Total revenue for the third quarter 2010 amounted to $6.3 million, compared to $7.9 million for the corresponding quarter in 2009.  Total revenue was $21.2 million for the nine months ended September 30 of both 2010 and 2009.  During the third quarter 2010, one customer accounted for 22% of sales.  During the third quarter 2010, PT’s traditionally two largest customers represented 22% and 3% of sales, respectively.  PT’s largest customer and second largest customer represented 15% and 3% of sales in the third quarter 2009, respectively.  The sales increase from these two customers is primarily attributable to an increase in product demand by PT’s largest customer.  In the third quarter 2010, PT’s four largest customers represented 40% of sales, compared to 39% of sales in the third quarter 2009.  In the third quarter 2009, one additional customer represented 14% of sales.  The Company’s four largest customers comprised 41% and 32% of sales in the nine months ended September 30, 2010 and 2009, respectively.

Shipments to customers outside of the United States represented 67% and 60% of PT’s sales during the third quarter of 2010 and 2009, respectively.  Shipments to customers outside of the United States represented 61% and 54% of the Company’s sales for the nine months ended September 30, 2010 and 2009, respectively.  Total shipments to customers in the United Kingdom represented 22% of sales in the third quarter 2010, compared to 15% of sales in the third quarter 2009.  One U.K. customer represented 22% and 15% of sales in the third quarter 2010 and 2009, respectively.  Total shipments to customers in the United Kingdom represented 28% and 13% of sales in the nine months ended September 30, 2010 and 2009, respectively.

Management is focused on selling PT’s products into two primary vertical markets within one segment, communications.  Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Telecommunications	79%	75%	80%	81%
Military, aerospace and government systems	21%	25%	20%	19%
	100%	100%	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $4.9 million and $5.8 million in the third quarters of 2010 and 2009, respectively. This decrease of $.9 million, or 15% was due primarily to a decrease in shipments to various telecommunications customers, offset partially by a $.2 million increase in shipments to PT's largest customer.

Revenue from the telecommunications market amounted to $16.9 million and $17.2 million for the nine months ended September 30, 2010 and 2009, respectively. This decrease of $.3 million, or 2%, was due primarily to decreases in shipments to various telecommunications customers, offset partially by a $2.6 million increase in shipments to PT's largest customer.

Military, Aerospace and Government Systems market:

Our recently realigned Government Systems group continues to work with numerous prime contractors to incorporate PT's COTS-based, application ready systems into specific programs and projects requiring enhanced communications capabilities.

Military, aerospace and government systems products revenue amounted to $1.3 million and $2.0 million in the third quarter 2010 and 2009, respectively. This decrease of $.7 million, or 35%, was primarily attributable to a $1.1 million sale to one customer in the third quarter 2009, which did not reoccur in 2010.

Military, aerospace and government systems products revenue amounted to $4.2 million and $4.0 million in the nine months ended September 30, 2010 and 2009, respectively. This increase of $.2 million, or 5%, was primarily attributable to a $.5 million increase in shipments to a new PT customer and increased shipments to various other military, aerospace and government systems customers, offset by the non-recurrence in the third quarter 2010 of a $1.1 million sale to another customer.

Xpress, PT's newest product line, is a portfolio of SIP-based applications and enabling infrastructure built upon PT's IPnexus Application-Ready Systems foundation and targeted towards wireless and wireline customers deploying next-generation network (NGN) architectures. Our Xpress product line is generating interest from both telecommunications and government customers and during the third quarter, PT began a pilot program with a government customer to demonstrate the Xpress products' capabilities in a significant communications cost reduction program.

Gross profit.  Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function.  Gross profit and gross margin percentage amounted to $2.5 million and 39.7% of sales in the third quarter 2010, compared to $4.3 million and 54.5% of sales for the third quarter 2009.  The decrease in gross profit and gross margin percentage in the third quarter 2010 was attributable to the lower sales volume, interim redundant costs due to the Company’s transition to its outside printed circuit board manufacturer and lower absorption of fixed manufacturing costs.

Gross margin was 45.9% and 53.2% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in gross margin percentage was primarily attributable to a less favorable sales mix and interim redundant costs due to the Company's transition to its outside printed circuit board manufacturer, which accelerated in the third quarter. The transition to the outside printed circuit board manufacturer was essentially completed during October and the financial impact from the redundant manufacturing costs should be reduced in the fourth quarter.

Total Operating Expenses.  Total operating expenses amounted to $5.5 million and $4.9 million in the third quarter 2010 and 2009, respectively.  Total operating expenses amounted to $16.6 million and $15.4 million in the nine months ended September 30, 2010 and 2009, respectively.

Selling and marketing expenses were $2.0 million and $1.6 million for the third quarter 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, selling and marketing expenses were $6.4 million and $5.3 million, respectively.  The expense increases in 2010 over the comparable 2009 periods primarily relate to PT’s initiative to add to its sales and marketing team to enable the Company to reach more potential customers and an increase in trade show expenditures.

Research and development expenses were $1.8 million in the third quarter of both 2010 and 2009; The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses.  Amounts capitalized were $.6 million during the third quarter of both 2010 and 2009.  Research and development expenses were $5.7 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Nine month amounts capitalized to software development costs amounted to $1.9 million and $1.7 million in 2010 and 2009, respectively.  Total research and development, including amounts capitalized, totaled $7.6 million for the nine months ended September 30 of both 2010 and 2009.

General and administrative expenses were $1.7 million and $1.2 million in the third quarter 2010 and 2009, respectively.  General and administrative expenses were $4.3 million and $3.5 million in the nine months ended September 30, 2010 and 2009, respectively.  These expense increases are primarily attributable to litigation-related legal expenses.

Restructuring expenses were $.1 million and $.2 million in the third quarter 2010 and 2009, respectively, and $.2 million and $.6 million in the nine months ended September 30, 2010 and 2009, respectively.  In December 2009, PT announced its decision to outsource the manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  In connection with this decision, the Company expected to gradually reduce its Rochester manufacturing workforce by approximately twenty employees.  Total restructuring charges associated with this action are estimated to be approximately $.2 million, of which approximately 30% was recorded in each of the first three quarters of 2010, and consist primarily of severance charges which are only payable if the employees stay with the Company during the transition.  This action is expected to be completed and substantially all of the related charges are expected to be paid out by December 31, 2010.  Payments under this action were immaterial in the third quarter and first nine months of 2010.  This action was initiated with the goals of making product costs more predictable, reducing future capital expenditure requirements, and enhancing PT’s ability to offer cutting-edge technologies in our product lines without sacrificing high standards of quality.

In January 2009, PT implemented a strategic reduction of its existing workforce in response to the challenging global economic environment. In connection with this action, the Company eliminated twenty positions, or approximately 8% of its global workforce.  The restructuring expenses were substantially all employee-related expenses and substantially all were cash expenditures in the nine months ended September 30, 2009.

In July 2009, the Company implemented a voluntary separation program in which substantially all U.S. employees were offered the opportunity to elect termination of employment, subject to the Company’s approval. Eight employees were voluntarily terminated under this plan. In connection with this action, the Company incurred a third quarter 2009 restructuring charge in the amount of $.2 million.  Substantially all of the cash expenditure related to this restructuring charge occurred in the third quarter 2009.

Other Income, net.  Other income consists primarily of interest income.  During the third quarter 2010, PT’s funds were invested in high-quality corporate and quasi-government bonds, certificates of deposit and money market funds.  Due to generally historic low returns on such investments and the Company’s strategy to invest in high-quality instruments, other income amounted $.1 million in the third quarter 2010, compared to $.1 million in the third quarter 2009. Other income was $.2 million and $.3 million in the nine months ended September 30, 2010 and 2009, respectively.

Income taxes The Company’s effective tax rate for the third quarter 2010 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. deferred tax assets, the taxes on foreign income that differ from the U.S. tax rate, and permanent tax differences including Canadian research activities, and tax-exempt interest.

PT’s income tax expense for the third quarter 2010 was a benefit amounting to $.03 million, compared to a benefit of $.2 million for the third quarter 2009.  The Company recorded income tax provisions of $.02 million and $2.7 million for the nine months ended September 30, 2010 and 2009, respectively.  For the third quarter 2010, PT’s annual estimated effective income tax rate is -.3%.  Included in the third quarter 2010 and 2009 benefit were amounts related to the release of reserves for income tax uncertainties amounting to $.1 million including interest.  The third quarter 2010 benefit was reduced by a corresponding increase in the Company’s valuation allowance against its deferred income tax asset in the amount of $.04 million.

A discrete income tax provision of $.1 million was recorded in the nine months ended September 30, 2010 due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts.  Included in income tax provision for the nine months ended September 30, 2009 was the establishment of a valuation allowance against the Company’s U.S. deferred tax assets and corresponding non-cash charge which amounted to $3.3 million.

Liquidity and Capital Resources

PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $23.2 million at September 30, 2010 and $29.3 million at December 31, 2009.  The Company had working capital of $24.5 million and $32.3 million at September 30, 2010 and December 31, 2009, respectively.  The decrease in cash, cash equivalents and long-term investments during the third quarter 2010 amounted to $3.3 million, resulting primarily from the Company’s operating loss, purchases of property, equipment and improvements, and capitalized software development costs, offset by non-cash depreciation and amortization expenses.

For the nine months ended September 30, 2010, cash used by operating activities amounted to $3.1 million.  This amount included the net loss of ($6.8 million), depreciation and amortization charges of $2.1 million and stock-based compensation expense of $.4 million.  Cash provided by operations resulting from changes in operating assets and liabilities included an increase in cash associated with a decrease of accounts receivable, and an increase in accounts payable and accrued expenses of $1.6 million and $1.0 million, respectively, offset partially by an increase of inventory of $1.3 million.  The decrease in accounts receivable was primarily due to the lower level of sales in September 2010, compared to the month of December 2009.

Cash used by investing activities during the nine months ended September 30, 2010 totaled $2.1 million, reflecting capitalized software development costs amounting to $1.9 million and capital expenditures of $1.1 million, offset partially by net proceeds from the sale of investments of $.8 million.

Cash used by financing activities during the nine months ended September 30, 2010 was zero, compared to $.3 million in the nine months ended September 30, 2009, which consisted entirely of a repurchase by the Company of .1 million shares of its Common Stock.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the third quarter 2010.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the third quarter 2010.

Current Position:

Assuming there is no significant change in the business, management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.  However, management is continuing to evaluate opportunities for strategic acquisitions to facilitate PT’s growth and market penetration efforts.  If any of these opportunities come to fruition, they could have a negative impact on working capital, liquidity or capital resources.

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina. The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. On March 4, 2010, an amended complaint was served on the Company. The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe. The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment.  In June 2010, the District Court Judge approved an accelerated court scheduling order.  The accelerated scheduling order has accelerated the near term amount of legal expense that the Company will incur in defense of this litigation.  Discovery in this matter has commenced.

PT believes that the basis for Tekelec’s infringement claims is without merit and is vigorously defending itself against those claims.  No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any.  Adverse determinations in patent litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which would have a material adverse effect on our revenue, operating results and liquidity.  In addition, any such adverse determinations would result in the need to evaluate the realizability of our capitalized software development costs for related software products and could result in the need to record impairment against the recorded balance of that asset.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact PT’s financial statements. This guidance becomes effective as of January 1, 2011.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06 "Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements." This standard requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to measurements within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. PT adopted the Level 1 and 2 disclosure requirements in the first quarter 2010, and will adopt the Level 3 requirements in the first quarter 2011.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively "PT") include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as "believes," "expects," "anticipates," "projects," "foresees," "forecasts," "estimates" or other words or phrases of similar import. Words such as the "Company," "PT," "management," "we," "us," or "our," mean Performance Technologies, Incorporated and its subsidiaries. All statements herein that describe PT's business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2009, as contained in the Company's Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal.  PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts.  The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, PT's expenses at these locations are denominated in the local currency and PT's results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom. The Company has entered into foreign currency hedge contracts in its Canadian subsidiary to reduce by approximately 75% the exposure of such foreign currency exchange variability to PT's remaining 2010 results of operations (and approximately 25% of this exposure for the first quarter 2011) (see Note H to the financial statements included elsewhere in this Form 10-Q). However, while the Canadian dollar strengthened considerably against the U.S. dollar during the first nine months of 2010, PT had in place hedge contracts for the three quarters which partially shielded the Company from the effect of that trend.

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

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

In December 2009, Tekelec, a corporation headquartered in Morrisville, North Carolina, filed a complaint against Performance Technologies, Incorporated in the U.S. District Court for the Eastern District of North Carolina, but did not serve the complaint on the Company.  The complaint alleged that certain of PT’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company.  The amended complaint contains the same allegations as the original complaint but adds two patents to the number of patents which Tekelec alleges PT’s signaling systems products infringe.  The Company answered the complaint on April 15, 2010, denying Tekelec’s claims, making certain counterclaims and demanding summary judgment.  In June 2010, the District Court Judge approved an accelerated court scheduling order.  Discovery in this matter has commenced.

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

                                                                  PERFORMANCE TECHNOLOGIES, INCORPORATED

November 5, 2010                                                     By: /s/  John M. Slusser

                                                                                       John M. Slusser

                                                                                       President and

                                                                                       Chief Executive Officer

November 5, 2010                                                     By: /s/  Dorrance W. Lamb

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

Date: November 5, 2010                                                                 By:/s/   John M. Slusser

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

Date: November 5, 2010                                                                 By:/s/   Dorrance W. Lamb

                                                                                                                Dorrance W. Lamb

                                                                                                                Chief Financial Officer

                                                                                                            Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  November 5, 2010                                                       By:/s/   John M. Slusser

                                                                                                    John M. Slusser

                                                                                                    President and Chief Executive Officer

Date:  November 5, 2010                                                       By:/s/   Dorrance W. Lamb

                                                                                                    Dorrance W. Lamb

                                                                           Senior Vice President and Chief Financial Officer