Form 10-K
period 2010-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2011-04-01
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2010 was approximately $20,057,002, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of shares outstanding of the registran'ts Common Stock, $.01 par value, was 11,116,397 as of March 30, 2011.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors.  These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K:  business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to  investments, foreign regulations, and potential material weaknesses in internal control over financial reporting.  In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders.  These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

PT’s product portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments.  The Company’s entire line of offerings is anchored by IPnexus®, PT’s own IP-native, highly integrated platforms and element management systems.  OEMs and application developers, including PT itself, leverage the robust carrier grade Linux® development environment and rich suite of communications protocols (Nexusware®) of IPnexus Application-Ready Systems as a cornerstone component of their end product value proposition. PT’s SEGway™ Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence.  In January 2011, PT expanded its signaling product portfolio with the acquisition of GENBAND’s Universal Signaling Platform (“USP”) and SP2000 signaling technology.  The Company’s Xpress™ SIP-based applications enable evolving Mobile 2.0, Multi-media, and IMS-based revenue generating services.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

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

Early in 2009, management outlined a multi-year strategic plan for the Company.  This plan encompassed four specific initiatives to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our IPnexus Application-Ready Systems for mission critical communications applications, intensifying our market diversification efforts in government systems and defense markets, and identifying forward-looking network communications growth opportunities, such as our Xpress product portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions.

In the fourth quarter 2009, management proactively undertook several new investments to further position PT for growth as business conditions improve. The timing of this decision was based upon forward-looking market data that we expected would drive opportunities for our technologies. At a high level, a sampling of these market indicators included: forecasted mobile handset growth in 2010, wireless growth opportunities in emerging markets and increasing government-driven communications infrastructure expenditures. These investments included hiring additional direct sales people to bolster our sales organization, the addition of several positions to our research and development team and the expansion of our product management team. Management strongly believed these investments were needed to further position PT for growth as business conditions improve.

During the second half of 2010, it became apparent that the economic and industry trends that occurred did not drive growth for PT’s products to the degree expected.   Therefore, in December 2010, PT announced an expense reduction program to substantially reduce its operating expenses while retaining the resources necessary to meet our ongoing customer commitments, continue to strengthen our product offerings and continue to deliver excellence in customer support.  Management believes that while it was necessary to make these reductions for financial reasons, the significant strategic investments made during 2010 were important in underpinning a solid foundation for long-term future growth. Further expense reductions may be necessary in 2011 if PT’s revenues do not increase as expected.

There are significant risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers are very sluggish, the market for certain signaling products is declining and the market for SIP-based products is not growing rapidly enough to offset these declines.  Based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near term is likely to be very difficult.

Market Overview

PT’s business addresses one industry segment – Communications, and globally targets two primary vertical markets for its network communications products:  telecommunications, and military, aerospace and government systems.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.

For 2010, the new norm in our OEM business appears to be that OEM customers place orders for product only when they have orders in hand from their customers and expect almost immediate delivery. Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress product lines, result from investments necessary to support existing and evolving service demands such as text messaging and the transition to Internet-based communications networks.  During 2010, the economy recovered unevenly around the world and business conditions continued to remain very challenging in the telecommunications equipment market. Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The opportunity for government funded network infrastructure and military related expenditures remains positive but the timing of awarded business for the most part is highly unpredictable. Our Xpress product line is generating interest from both telecommunications and government customers.   During the third quarter 2010, PT began a pilot program with a government customer to demonstrate the Xpress products’ capabilities in a communications cost reduction program. Forward-looking visibility on customer orders continues to be at record low levels.

Products

PT’s product portfolio includes SEGway Signaling Solutions which provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence and our IPnexus Application-Ready Systems which anchors a growing portfolio of PT solutions.  These products are built on PT’s own U.S. manufactured hardware combined with PT’s NexusWare Carrier Grade Linux operating system and software development environment. In January 2011, PT expanded its signaling product portfolio with the acquisition of GENBAND’s Universal Signaling Platform (“USP”) and SP2000 signaling technology.

SEGway Signaling Solutions:  PT’s premier suite of IP-centric STPs, gateways, edges, and network applications permits service providers to cost effectively deliver revenue generating features in next-generation networks.  SEGway solutions have been deployed in numerous world-class carrier networks around the globe because of their high density and unparalleled price-to-performance ratio.  This, together with SEGway’s flexibility in edge-to-core deployments, small footprint, and ease of use, has earned the portfolio its reputation as "Simply Smarter Signaling®.”

Deployed for over ten years, PT’s SEGway Signaling solutions, which are built on our IPnexus Application-Ready systems, provide a full suite of signaling capabilities that seamlessly operate in both circuit-switched and IP-based networks to address the signaling needs of wireless and wireline carriers and service providers.

IPnexus Application-Ready Systems:  PT’s IPnexus Application-Ready Systems are designed for high availability, scalability, and long life cycle deployments. These systems are PT’s own IP-native, highly integrated platforms and element management systems. OEMs and application developers, including PT itself, leverage PT’s carrier grade Linux development environment and suite of communications protocols (Nexusware) as a cornerstone component of their end product value proposition.

Management believes that the tightly integrated combination of systems, hardware and software technologies found in the Company’s IPnexus Systems provides measurable benefits to our customers through development risk mitigation and substantially accelerated time-to-market metrics. Furthermore, the IPnexus product line is built upon a fundamental premise of long life cycle deployment that is fully supported by PT, as opposed to offerings from some of our competitors.

Xpress SIP Applications:  In 2010, PT introduced its newest product line, Xpress, a portfolio of SIP-based applications and enabling infrastructure for next-generation network (NGN) architectures.  The adoption of voice-over-packet architectures by wireless and wireline carriers, and the emergence of SIP (Session Initiation Protocol) as the predominant next-generation network protocol have presented new opportunities for service providers to market media-rich and web-friendly applications to their subscribers. PT’s Xpress product line is a new approach for delivering these capabilities in the most cost effective manner. Based on a pure IP implementation, new service offerings can be quickly developed and readily deployed, network wide, on IMS-enabled, converged TDM/IP and VoIP networks.

Universal Signaling Point and SP2000 products:  In January 2011, PT acquired specific signaling assets from GENBAND that included its Universal Signaling Point (USP) and SP2000 products and related intellectual property rights. In addition, PT has entered into a long-term agreement with GENBAND under which PT will provide GENBAND with development, support and maintenance of signaling solutions as integral elements of GENBAND’s premier switching portfolio.

Sales, Marketing and Distribution

PT markets its products worldwide to a variety of customers through its direct sales force and various channels including OEMs, Value Added Resellers (VARs), distributors and systems integrators.  More emphasis is being placed on channel sales, but currently the majority of PT's business is sold through PT's direct sales force.

Due to the highly technical nature of PT's products, it is essential that PT's salespeople are technically oriented and are knowledgeable in the communications, networking and embedded systems fields.  To supplement its sales force, PT has customer engineers who assist prospective customers in determining if PT’s products will meet their requirements.

At year end 2010, PT had a total of 45 sales, marketing and sales support personnel located in various U.S. offices including: Rochester, New York; Raleigh, North Carolina; Chicago, Illinois; San Jose, California and internationally in London, England and Shanghai, China.  In addition, PT had a total of 18 individual and corporate independent sales representatives and agents at December 31, 2010.

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

Sales to customers outside of the United States represented 58%, 53% and 60% of PT's revenue in 2010, 2009 and 2008, respectively.  In 2010 and 2009, export shipments to the United Kingdom represented 26% and 15% of sales, respectively.  International sales are subject to risks of import and export controls, transportation delays and foreign governmental regulations.  Payments for shipments from the United States to outside the United States are generally made in U.S. dollars.

In October 2010, PT entered into a strategic partnership with Velleros, a provider of high capacity aggregation and delivery notification systems for network-aware content.  PT will integrate Velleros’ CMAS Service Provider (CMSP) Gateway with PT’s SEGway and IPnexus platforms enabling carriers to transmit emergency alerts over existing telecom networks.  The same solution can also support revenue generating applications such as Community Notification, Personalized Content Management, and Mobile Marketing and Advertising. PT will distribute and support the combined product through its direct sales organization.  This partnership coincides with the initial testing of a nationwide program resulting from the Warning Alert and Response Network (WARN) Act in which all U.S. carriers will be required by the FCC to adopt technology by April 2012 that alerts subscribers to urgent notifications from the Department of Homeland Security, FEMA, National Weather Service, and other official organizations and law enforcement agencies.

In January 2011, PT entered into a long-term agreement with GENBAND under which PT will provide GENBAND with development, support and maintenance of signaling solutions as integral elements of GENBAND’s premier switching portfolio.

Customers

PT has approximately 125 customers worldwide in the telecommunications and government systems and defense markets.  Many of PT’s major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Israel, Africa and Asia.  In 2010, PT’s two traditionally largest customers, Metaswitch Networks and Alcatel-Lucent, represented 24% and 5% of sales, respectively, and PT’s four largest customers (Metaswitch Networks, Alcatel-Lucent, Leap Wireless/Cricket, and Raytheon) together represented 39% of sales.  In 2009, PT’s two traditionally largest customers, Metaswitch Networks and Alcatel-Lucent, represented 15% and 8% of sales, respectively, and PT’s four largest customers (Metaswitch Networks, Alcatel-Lucent, Leap Wireless/Cricket, and Raytheon) together represented 36% of sales.  In 2008, PT’s two largest customers, Metaswitch Networks and Alcatel-Lucent, represented 17% and 11% of sales, respectively, and PT’s four largest customers (Metaswitch Networks, Alcatel-Lucent, Alltel Communications and Bakcell Ltd.) together represented 40% of sales.

In 2010, approximately 81% of PT’s revenue came from the telecommunications industry and 19% from the military, aerospace and government systems market.

SEGway Signaling Solutions Customers:  Announced customers for our SEGway Signaling Solutions include Alcatel-Lucent, Alltel Communications (now Verizon), Bakcell Ltd., Cable and Wireless Guernsey, Comfone, Elephant Talk, Ericsson, GeoLink, Globacom, Hawaiian Telcom, Leap Wireless, Pocket Communications, Primus Telecommunications, Siemens, Starcomms, Syniverse, Telefonica Moviles Espana, Tata Communications (formerly Teleglobe) and VeriSign.
IPnexus Application-Ready Systems Customers:  Announced customers for our IPnexus Application-Ready Systems include: Alcatel-Lucent, Aviat Networks, AudioCodes, Metaswitch Networks, FAA, General Dynamics, Hewlett Packard, Lockheed Martin, Motorola, Nokia Siemens, Northrup Grumman, Raytheon, Rockwell Collins, Sun Microsystems (now Oracle Coporation), Stratus and Vados Systems.

The loss of one or more of our larger customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

Backlog

The scheduled backlog of orders amounted to $6.0 million and $4.8 million at February 1, 2011 and 2010, respectively.  The year-over-year increase is due to the effect of a $1.2 million decrease in January 2011 shipments as compared with January 2010.  Backlog amounts for 2011 are expected to be shipped and recognized in revenue prior to the end of the year.  Orders are subject to postponement of delivery or cancellation in the normal course of business.  A substantial portion of PT’s revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter.  Due to the global economic climate, forward-looking visibility on customer orders is very challenging.  (See Management's Discussion & Analysis included elsewhere in this report).

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

Competition

PT’s SEGway Signaling solutions satisfy a wide range and scale of signaling requirements, most of which typically involve some component of utilizing Internet Protocol (IP) to carry signaling traffic.  PT’s SEGway Signaling solutions currently compete with products from Tekelec, Huawei, Ericsson, Nokia-Siemens Networks and Cisco Systems.

Embedded purpose-built computer systems are either based on proprietary technology or are based on open standards.  PT’s IPnexus Application-Ready Systems are open standards based, which is the smaller portion of this market.  A key differentiating factor of PT’s IPnexus Systems products is PT’s internally developed NexusWare Carrier Grade Linux operating system and software development environment. We believe this is a key competitive advantage in our marketplace because many of PT’s competitors provide third party operating systems with their products.

The OEM communications equipment market is characterized by rapid technological change and frequent introduction of products based on new technologies.  Competitive factors in this market include price, product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios.  PT’s IPnexus Application-Ready Systems compete in certain open standards-based markets, specifically AdvancedMC/µTCA and CompactPCI 2.16.

Competitors providing some level of systems offerings include Emerson, Radisys, GE Fanuc, Kontron and Continuous Computing.  Management believes that PT’s capability to deliver fully integrated, system-level solutions with a substantial software component including its NexusWare is a key differentiating factor for PT’s products.

We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that the competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

Research and Development

PT's research and development expenses were approximately $7.8 million, $7.8 million and $9.0 million in 2010, 2009, and 2008, respectively, and were net of capitalized software development costs of $2.3 million, $2.3 million and $2.1 million, respectively.  These expenses consist primarily of personnel costs, material consumed in developing and designing new products, and amounts expended for software licenses/tools.  PT expects to continue to invest heavily in research and development in order to create innovative next-generation products and maintain competitive advantages in the communications markets we serve.

During the fourth quarter 2010, PT paid a one-time license fee totaling $.2 million to acquire signaling technology from Alcatel-Lucent, which technology PT plans to use in synergistic combination with its captive technologies to develop new end market products.  This amount was recorded in property, equipment and improvements.  Similarly, in 2009, PT paid a one-time license fee of $.9 million to acquire certain software technologies, which PT combined with its captive technologies and released as its Xpress product line in 2010.  Of this amount, $.8 million was recorded in capitalized software development costs and $.1 million was allocated to property, equipment and improvements, based on the estimated respective fair values of the technologies acquired.

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

Proprietary Technology

PT's success depends in part upon retaining and maximizing its proprietary technologies.  To date, PT has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology.  PT generally enters into confidentiality or license agreements with its customers, distributors and potential customers that contain confidentiality provisions, and limits access to, and distribution of, the source code to its software and other proprietary information.  All of PT’s employees are subject to PT's employment policy regarding confidentiality.  PT’s software products are provided to customers under license, generally in the form of object code, which to date has provided a high degree of confidentiality with respect to the underlying intellectual property.

Manufacturing and Suppliers

In a fast-paced technology environment, product life cycles generally extend for two to four years.  The obsolescence by manufacturers of individual electronic components used by PT is occurring more rapidly than ever before.  During 2010, PT completed the transition of its printed circuit board assembly for the hardware elements of PT’s products to a contract manufacturer, Mack Technologies, Inc. (“Mack”), based near Boston, Massachusetts.  The purpose of this transition was to bring tangible benefits to PT, which includes more predictable product costs, a significant reduction in capital expenditure requirements, and an enhanced ability to continue to offer cutting-edge technologies in PT’s product lines without sacrificing PT’s high standards of quality.  The outsourcing of all printed circuit board assembly to one contract manufacturer presents additional risks, including reliance on Mack’s on-time delivery, the quality of Mack’s products, and Mack’s financial wherewithal.

In connection with this transfer, Mack is now responsible for the acquisition of most of the electronic components that go into the Company’s printed circuit board products.  Mack has considerably larger buying power based on its procurement budget than PT had on a stand-alone basis.  Still, lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when components are not available has become a challenging factor in several cases.

There can be no assurance that future component supplies will be adequate for the Company’s needs or will be available on prices and terms acceptable to PT.  Mack’s or PT’s inability in the future to obtain sufficient limited-source components, or to develop alternative sources, could result in delays in product introduction or shipments; and increased component prices could negatively affect PT’s gross margins, either of which would have a material adverse effect on PT’s revenue and operating results.

In the event of an interruption of production at PT’s outsourcing vendors or its Rochester manufacturing facility, PT's ability to deliver products in a timely fashion would be compromised, which could have a material adverse effect on PT’s results of operations.

Employees

As of December 31, 2010, PT had 168 full-time, four part-time and contract employees, and one engineering cooperative education student.  Management believes its relations with its employees are generally good.  PT’s employees are not subject to collective bargaining agreements.

PT’s full-time employees work in the following areas:

Research and Development	68
Sales and Marketing	45
Manufacturing	37
General and Administrative	18
Total	168

After giving effect to the Company’s restructuring program which was announced in December 2010 and is expected to be completed in the first quarter 2011, the Company will have approximately 152 full-time employees.  Management believes that PT's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A – Risk Factors

Our global growth is subject to a number of economic risks.

Our revenue and profitability depend on the overall demand for our products and related services and the successful implementation of our strategy.  As widely reported, the financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in investment valuations, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values.  There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.  These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments.  Similarly, tight credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.

Our global business is also adversely affected by decreases in the general level of economic activity, such as decreased capital expenditures by telecommunications service providers, decreases in general business and consumer spending, and government procurement.  Many carriers/service providers have been cautious of making investments in infrastructure during difficult economic times, which customarily results in reduced budgets and spending.  This can impact us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure.  Fluctuations in the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Pound Sterling, the Canadian Dollar and other currencies also have an effect of making our products more or less costly for foreign customers and can adversely affect our results.  We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, and are unable to fully anticipate the effect that the current economic conditions will have on our business.

If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is generally characterized by rapid technological change and frequent introduction of products based on new technologies.  Additionally, application of our IPnexus Application-Ready Systems, especially as targeted at the telecommunications industry, is volatile as the effects of new technologies, new standards, and new products contribute to changes in the market and the performance of industry participants.  Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that meet customer requirements and comply with industry standards.  New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between a product introduction and commencement of volume production, typically twelve to eighteen months.  The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results.  Further, current technologies may become obsolete before being replaced by new technologies, which would have a material adverse effect on our revenue and operating results.

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

We depend on a limited number of third-party suppliers to provide us and our contract manufacturer with important components for our products.  If we were unable to obtain components from these suppliers, our revenue and operating results would suffer.

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

In order to fulfill orders for customers in the most optimal manner for a volume and mix of business, we have historically manufactured the majority of our products at our Rochester, New York facility. However, as of October 2010, we outsourced the manufacturing of all our printed circuit board assemblies for our products to an outside contract manufacturer.  In addition, certain elements of these products, such as platform chassis, are manufactured by other contract manufacturers.  We do not have alternative manufacturing capabilities to perform manufacturing of our products.  Even if we were able to identify alternative third-party contract manufacturers, we cannot assume that we would be able to retain their services on terms and conditions acceptable to us.  In the event of an interruption in production or damage to our manufacturing facility from a natural disaster or other catastrophic event, either of which would cause interruptions or delays in our manufacturing process, we would not be able to deliver products on a timely basis, which would have a material adverse effect on our revenue and operating results.  Although we currently have business interruption insurance, we cannot be assured that such insurance would adequately cover our lost business as a result of such an interruption.

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

A third party competitor is pursuing claims that we are infringing upon their intellectual property rights.  While we believe that the basis of these claims is without merit, defending ourselves against these claims has been and is expected to continue to be time consuming and costly.  Such claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. It is not uncommon in such matters that while such claims are being pursued and remain unresolved, customer demand for related products may be negatively impacted.  In the event of a detrimental final outcome, if we are unable to license the alleged infringed intellectual property on reasonable terms or substitute similar technology from another source, our revenue and earnings would be adversely impacted.

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

We hold investments in privately held companies from time to time.  We may make additional investments in the future in these or other companies.  Depending upon the future fortunes of these companies in meeting their operating objectives, an impairment charge or reserves could be recorded on these investments in the future.  The occurrence of a future impairment or additional reserve would adversely affect our results of operations.

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

Our products are very complex and may contain errors or defects that could be detected at any point in the life of the product.  While we have rigorous quality control and testing procedures for our products, we can provide no absolute assurances that errors or defects will not be found in our products until deployment or long after a product has been deployed.  Our products, even if error free, must interoperate with other vendors’ equipment in our customers’ networks and such operation could result in technical problems with our products.  A warranty or product liability claim brought against us could result in costly, highly disruptive and time-consuming litigation, which could harm our business.   Although our agreements with our customers contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective to cover all claims.  Although we maintain product liability insurance, it may not be sufficient to cover all claims to which we may be subject.  Errors and defects or failures to properly interoperate, could cause diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation,  increased service and warranty costs or could result in disputes, litigation and product liability losses with our customers.  If any of these were to occur, there would be a material adverse effect to our revenue and operating results.

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

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 - Properties

PT’s corporate headquarters is located in 57,000 square feet of leased office and manufacturing space in Rochester, New York.  This lease expires in 2012.  Corporate headquarters includes executive offices, along with sales, marketing, engineering and manufacturing operations.  The current space exceeds our expected requirements and PT expects to relocate to more suitable space at the end of the lease.  PT owns land adjacent to this facility.  PT has a center for engineering excellence located in 8,600 square feet of office space in San Luis Obispo, California and, while this lease expires in August 2012, PT has exercised its right under the lease to terminate the lease as of April 30, 2011.  The engineering operations presently conducted at the San Luis Obispo facility are being consolidated into the Rochester, New York engineering group.

PT also leases sales and engineering office space in San Diego, California under a lease which expires in November 2013.  PT’s Signaling Systems Group is located in 16,000 square feet of office space located in Kanata Ontario (Canada), a suburb of Ottawa.  This lease expires in October 2011. The Company has begun negotiations to extend this lease and will consider alternative office space options in the Ottawa area should those negotiations not prove successful.  PT’s European, Middle East and Africa marketing group occupies leased office space near London, England.  The lease for this space expires in March 2012.  In addition, PT leases a sales/marketing office in Connecticut.

ITEM 3 - Legal Proceedings

From time to time, PT is involved in litigation relating to claims arising out of its operations in the normal course of business.

The Company is defending itself in litigation with Tekelec, a California corporation headquartered in Morrisville, North Carolina.  Tekelec alleges that certain of the Company’s signaling systems products infringe six of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  The Company believes that the basis for Tekelec’s infringement claims is without merit and PT continues to vigorously defend itself against those claims.  No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any.

PT is not presently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on PT’s results of operations, financial condition or cash flows.

ITEM 4 - Submission of Matters to a Vote of Security Holders

Reserved

PART II

ITEM 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PT's common stock is traded on NASDAQ Global Market under the trading symbol "PTIX."  The following table sets forth the high and low closing prices of the common stock for each quarter during the two most recent years, as reported on NASDAQ Global Market.  These prices represent quotations among securities dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

2009	High	Low
First Quarter	$2.98	$2.59
Second Quarter	2.81	2.33
Third Quarter	2.49	2.06
Fourth Quarter	$2.22	$1.62

2009	High	Low
First Quarter	$3.60	$2.55
Second Quarter	3.04	2.50
Third Quarter	3.09	2.71
Fourth Quarter	$3.02	$2.66

Stock Performance Graph

The following graph compares the cumulative total return of our common stock at the end of each calendar year since December 31, 2005 to the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Manufacturer Index.  The stock performance shown in the graph below is not intended to forecast or be indicative of future performance.

As of March 28, 2011, there were 237 stockholders of record of the Company's common stock.

To date, PT has not paid cash dividends on its common stock and has no expectation to do so for the foreseeable future.  PT has not sold any securities during the past three years, other than shares of common stock issued pursuant to stock option exercises.  Reference is made to Item 12 for PT’s equity plan information.

ITEM 6 - Selected Financial Data

                    (in thousands, except per share amounts)

The following selected financial data are derived from our consolidated financial statements:

For the Year Ended December 31:	2010	2009	2008	2007	2006
Sales	$27,946	$29,491	$40,517	$40,319	$48,405
Net (loss) income	(11,177)	(10,112)	1,663	1,814	1,483
Basic (loss) earnings per share:
Net (loss) income	$(1.01)	$(0.91)	$0.14	$0.14	$0.11
Weighted average common shares	11,116	11,130	11,601	12,581	13,202
Diluted earnings per share:
Net income			$0.14	$0.14	$0.11
Weight average common and
common equivalent shares			11,611	12,626	13,344

At December 31:	2010	2009	2008	2007	2006
Working capital (1)	$23,181	$32,326	$41,220	$40,307	$47,700
Total assets	$40,440	$48,889	$59,318	$59,520	$64,261
Total stockholders' equity	$32,768	$43,616	$53,447	$52,896	$58,267
(1) – defined as current assets less current liabilities

See “Financial Overview” of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PT's annual operating performance is subject to various risks and uncertainties.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in  Item 1A of this Form 10-K.  PT's future operating results may be affected by various trends and factors, which are beyond PT's control.  These risks and uncertainties include, among other factors, business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, and potential material weaknesses in internal control over financial reporting.  In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders.  These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

•         Investments

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

Valuation of Inventories:  Inventories are stated at the lower of cost or market, using the first-in, first-out method.  Inventory includes purchased parts and components, work in process and finished goods.  Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels.  Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks.  Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories.  The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing, to sales, to production, to after-sale support.  If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates.  These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes.  It will require future pre-tax earnings of in excess of $19 million in order to fully realize the value of the Company's deferred tax assets.  Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its deferred tax assets.

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

Restructuring Costs:  Restructuring costs generally consist of employee-related severance costs, lease termination costs and other facility-related closing expenses.  Employee-related severance benefits are recorded either at the time an employee is notified, or if there are extended service periods, is estimated and recorded pro-rata over the period of each planned restructuring activity.  Lease termination costs are calculated based upon fair value considering the remaining lease obligation amounts and estimates for sublease receipts. The accounting estimate related to restructuring costs is considered a "critical accounting estimate" because estimates are made in calculating the amount of employee-related severance benefits that will ultimately be paid and the amount of sublease receipts that will ultimately be received in future periods. Actual amounts paid for employee-related severance benefits can vary from these estimates depending upon the number of employees actually receiving severance payments.  Actual sublease receipts received may also vary from estimates.

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

Carrying Value of Long-Lived Assets:  PT periodically reviews the carrying values of its long-lived assets, other than capitalized software development costs and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.  PT assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group.  PT estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group.  If the carrying value of the asset group exceeds the estimated undiscounted cash flows, PT records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value.  PT determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows.  The accounting estimate related to impairment of long-lived assets is considered a “critical accounting estimate” because PT’s impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors that impact estimated future cash flows and the estimated fair value of long-lived assets.

Key Performance Indicators

PT believes that a key indicator for its business is the trend for the volume of orders received from customers. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.  Forward-looking visibility on customer orders continues to be very low.  Most of our OEM customers are placing orders for product only when they have orders in hand from their customers.  Total shipments to customers in 2010 amounted to $27.9 million, compared to $29.5 million in 2009.  This significant decrease in revenue was attributable to weak demand from most of PT’s traditional OEM telecommunications and signaling products customers and to sharply lower shipments of products to one of the Company’s traditionally two largest customers, Alcatel-Lucent.

Overview

Performance Technologies, Incorporated (“PT”), a Delaware corporation founded in 1981, is a global supplier of advanced network communications solutions to carrier, government and OEM markets.

PT’s product portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments.  The Company’s entire line of offerings is anchored by IPnexus®, PT’s own IP-native, highly integrated platforms and element management systems.  OEMs and application developers, including PT itself, leverage the robust carrier grade Linux® development environment and rich suite of communications protocols (Nexusware®) of IPnexus Application-Ready Systems as a cornerstone component of their end product value proposition. PT’s SEGway™ Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence.  In January 2011, PT expanded its signaling product portfolio with the acquisition of GENBAND’s Universal Signaling Platform (“USP”) and SP2000 signaling technology.  The Company’s Xpress™ SIP-based applications enable evolving Mobile 2.0, Multi-media, and IMS-based revenue generating services.

PT’s business addresses one industry segment – Communications, and globally targets two primary vertical markets for its network communications products:  telecommunications, and military, aerospace and government systems.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.

For 2010, the new norm in our OEM business appears to be that OEM customers place orders for product only when they have orders in hand from their customers and expect almost immediate delivery. Telecommunications market revenues generated from end user solutions, such as our SEGway and Xpress product lines, result from investments necessary to support existing and evolving service demands such as text messaging and the transition to Internet-based communications networks.  During 2010, the economy recovered unevenly around the world and business conditions continued to remain very challenging in the telecommunications equipment market. Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The opportunity for government funded network infrastructure and military related expenditures remains positive but the timing of awarded business for the most part is highly unpredictable. Our Xpress product line is generating interest from both telecommunications and government customers.   During the third quarter 2010, PT began a pilot program with a government customer to demonstrate the Xpress products’ capabilities in a communications cost reduction program. Forward-looking visibility on customer orders continues to be at record low levels.

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

Early in 2009, management outlined a multi-year strategic plan for the Company.   This plan encompassed four specific initiatives to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our IPnexus Application-Ready Systems for mission critical communications applications, intensifying our market diversification efforts in government systems and defense markets, and identifying forward-looking network communications growth opportunities, such as our Xpress product portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions.

In the fourth quarter 2009, management proactively undertook several new investments to further position PT for growth as business conditions improve.  The timing of this decision was based upon forward-looking market data that we expected would drive opportunities for our technologies.  At a high level, a sampling of these market indicators included: forecasted mobile handset growth in 2010, wireless growth opportunities in emerging markets and increasing government-driven communications infrastructure expenditures.  These investments included hiring additional direct sales people to bolster our sales organization, the addition of several positions to our research and development team and the expansion of our product management team.  Management strongly believed these investments were needed to further position PT for growth as business conditions improve.

During the second half of 2010, it became apparent that the economic and industry trends that occurred did not drive growth for PT’s products to the degree expected.   Therefore, in December 2010, PT announced an expense reduction program to substantially reduce its operating expenses while retaining the resources necessary to meet our ongoing customer commitments, continue to strengthen our product offerings and continue to deliver excellence in customer support.  Management believes that while it was necessary to make these reductions for financial reasons, the significant strategic investments made during 2010 were important in underpinning a solid foundation for long-term future growth. Further expense reductions may be necessary in 2011 if PT’s revenue does not increase as expected.

There are significant risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers are very sluggish, the market for certain signaling products is declining and the market for SIP-based products is not growing rapidly enough to offset these declines. Based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near term is likely to be very difficult.

Please refer to Part 1, Item 1, under the caption “Business,” for further information regarding the Company’s “Strategy.”

Financial Overview

Revenue:

Revenue for 2010 amounted to $27.9 million, compared to $29.5 million in 2009.  Due to the global economic recession, PT has experienced weak demand for its products from its telecommunications customers as end-users continue to restrict capital expenditure budgets.  Shipments to PT’s two traditionally largest customers, Metaswitch Networks and Alcatel-Lucent, increased $1.4 million in 2010 over 2009, to $8.0 million.  This $1.4 million increase includes a $2.4 million increase in sales to Metaswitch Networks and a $1.0 million decrease in sales to Alcatel-Lucent.

Shipments to customers outside of the United States represented 58% and 53% of sales in 2010 and 2009, respectively.  The increase in shipments to customers outside of the United States was principally due to a rebound in shipments to Metaswitch Networks and revenue from the Company’s first SEGway signaling sales to telecommunications carriers in Africa.  Shipments to customers in the United States declined by $2.1 million, due primarily to a decrease in sales to Alcatel-Lucent and lower sales of signaling products. Shipments to the United Kingdom represented 26% and 15% of PT’s total sales in 2010 and 2009, respectively.

Earnings:

PT incurred a net loss in 2010 amounting to ($11.2 million), or ($1.01) per basic share, based on 11.1 million shares outstanding.  This loss included:

  Restructuring charges of $.11 per share;
  Write-offs of software development costs of $.05 per share;
  Stock-based compensation expense of $.04 per share; and
  Discrete income tax provision items totaling $.02 per share.

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

Cash:

Cash, cash equivalents and investments amounted to $19.2 million and $29.3 million at December 31, 2010 and 2009, respectively, and the Company had no long-term debt at either date.  The decrease in cash in 2010 was due primarily to cash used in operations of $6.5 million, capitalized software development costs of $2.3 million, signaling technology acquisitions of $.2 million, and purchases of property, equipment and improvements of $1.2 million.

Cash used by operating activities amounted to $6.5 million and $.2 million in 2010 and 2009, respectively.  The 2010 amount included net loss of ($11.2 million), offset by non-cash charges including depreciation, amortization, write-offs and impairments totaling $3.6 million and stock-based compensation expense of $.4 million.  In addition, inventories increased by $3.3 million, offset substantially by a $1.0 million decrease in accounts receivable and a $2.4 million increase in accounts payable and accrued expenses.   The decrease in accounts receivable was principally due to lower fourth quarter sales in 2010, compared to 2009.  The increase in inventory is primarily attributable to transitioning the Company’s printed circuit board manufacturing operations to a contract manufacturer, end-of-life product builds completed prior to that transition and the non-achievement of forecasted sales volumes and corresponding inventory build required to meet those forecasted volumes.  Accounts payable and accrued expenses increased primarily due to the inventory build and corresponding significant amounts owing to the Company’s contract manufacturer.  The longer lead times of a contract manufacturing model are necessitating a build-up of semi-finished goods inventory in order to meet forecasted customer demand.  As a result, the Company expects there will be an additional increase in inventory during the first quarter 2011.

Restructuring Activities:

PT implemented two restructuring actions during 2010.  In December 2009, PT announced its decision to outsource the manufacturing of the printed circuit board assembly for PT’s hardware products.  In connection with this decision, the Company reduced its Rochester workforce by fourteen employees. Total restructuring charges associated with this action were $.3 million in 2010, of which $.2 million required an outlay of cash during 2010.

In December 2010, the Company announced its plan to implement a strategic reduction of its existing workforce in response to the continuing challenges of the global economic environment.  This program, which is projected to be completed by the end of the first quarter 2011, is expected to reduce operating expenses by approximately $4.0 million to $4.5 million on an annualized run rate basis.  It includes closing the San Luis Obispo California engineering facility and the elimination of approximately 22 positions which represents 12% of the Company’s workforce. The Company recorded a pre-tax charge of $0.9 million in the fourth quarter of 2010 and expects to record a pre-tax charge of $.1 million during 2011 for severance and other costs related to this program.  These costs are expected to require an outlay of cash of $.9 million and $.2 million during the first and second quarters of 2011, respectively.

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

	Year Ended December 31,
	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of goods sold	55.7%	46.8%	43.7%
Software capitalization write-off	2.1%		0.2%
Gross profit	42.2%	53.2%	56.1%

Operating expenses:
Selling and marketing	29.7%	24.3%	20.4%
Research and development	28.0%	26.4%	22.3%
General and administrative	20.9%	15.7%	11.7%
Restructuring charges	4.2%	2.1%
Impairment charges of goodwill and long-lived assets		14.5%
Unsuccessful acquisition expenses			0.5%
Total operating expenses	82.8%	83.0%	54.9%
(Loss) income from operations	(40.6%)	(29.8%)	1.2%

Other income, net	1.2%	1.5%	2.4%
(Loss) income before income taxes	(39.4%)	(28.3%)	3.6%
Income tax provision (benefit)	0.6%	6.0%	(0.5%)
Net (loss) income	(40.0%)	(34.3%)	4.1%

Year Ended December 31, 2010 compared with the Year Ended December 31, 2009

Sales.  Total revenue for 2010 amounted to $27.9 million, compared to $29.5 million for 2009.  Historically, PT’s products have been grouped into three distinct categories in one market segment: Communications products, Computing products and Switching products.  However, we are no longer reporting revenue based on these product lines as such presentation is no longer meaningful in the context of how management views our business.  Rather, management is focused on selling PT’s products into two primary vertical markets within one segment, communications.  Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2010	2009
Telecommunications	81%	82%
Military, aerospace and government systems	19%	18%
Total	100%	100%

Telecommunications products:

Telecommunications products are comprised of IPnexus Application-Ready Systems, SEGway signaling systems and Xpress products.  PT’s IPnexus Application-Ready Systems are designed for high availability, scalability, and long life cycle deployments and are sold to telecommunication equipment manufacturers. The Company’s SEGway signaling products, which are built on our IPnexus systems, provide a full suite of signaling solutions that seamlessly bridge between circuit-switched networks and growing “IP-based” networks.   PT’s Xpress products are a portfolio of SIP-based applications and enabling infrastructure for next-generation network (NGN) architectures.

Revenue from telecommunications products amounted to $22.6 million and $24.2 million in 2010 and 2009, respectively.  This decrease in revenue of $1.6 million, or 7%, reflects the impact of the economy on the telecommunications industry, partially offset by a rebound in sales to the Company’s largest customer, Metaswitch Networks, as Metaswitch sales increased $2.4 million year-over-year.

Military, aerospace and government products:

Our recently realigned Government Systems group continues to work with numerous prime contractors to incorporate PT's COTS-based, application-ready systems into specific programs and projects requiring enhanced communications capabilities.  Revenue from military, aerospace and government system products was essentially unchanged in 2010 over 2009.  PT had significant sales to Raytheon, the Company’s second largest customer in 2010, as well as the FAA and the U.S. military in 2010.

Gross profit.  Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function, and totaled $11.8 million and $15.7 million in 2010 and 2009, respectively.  Gross margin was 42.2% and 53.2% of sales for 2010 and 2009, respectively.  Of this 11% decrease, 2.2% resulted from charges totaling $.6 million to write off or write down to estimated net realizable value software development costs which were capitalized for new products which either had not reached commercial general release and were discontinued, or which have been released but for which the revenue is not expected to be sufficient to absorb the project’s unamortized cost.  In addition, the significant decline in gross margin as a percentage of sales in 2010 resulted from a less favorable product sales mix, the non-absorption of fixed manufacturing costs, which resulted from significantly lower sales and production volumes, and redundant costs resulting from the transition of the Company’s printed circuit board assembly operation to a contract manufacturer.  Also included in cost of goods sold is the amortization of software development costs which totaled $2.1 million and $1.7 million in 2010 and 2009, respectively, excluding the $.6 million of 2010 charges for the write down of capitalized software development projects discussed above.

Total Operating Expenses. Total operating expenses in 2010 amounted to $23.1 million including restructuring expenses of $1.2 million, and stock compensation expense of $.4 million. Total operating expenses in 2009 amounted to $24.5 million including impairment charges recorded against goodwill and long-lived assets which totaled $4.3 million, restructuring expenses of $.6 million, and stock compensation expense of $.5 million.

Selling and marketing expenses were $8.3 million and $7.2 million in 2010 and 2009, respectively.  This increase of $1.1 million, or 15%, was primarily the result of hiring additional sales and marketing personnel, engaging independent sales representatives, increased trade show spending, higher expenses associated with the foreign currency exchange rate between the U.S. dollar and the British pound and Canadian dollar, offset partially by lower commissions.

Research and development expenses amounted to $7.8 million in both 2010 and 2009.  The Company capitalizes certain software development costs, which reduces the amount charged to research and development expenses.  Amounts capitalized were $2.3 million in both 2010 and 2009.  Gross research and development expenditures were $10.1 million in both 2010 and 2009.  2010 benefited as a result of the full effect of 2009 workforce reductions, offset by higher expenses associated with the foreign currency exchange rate between the United States dollar and Canadian dollar in 2010 compared to 2009, and a $.1 million reduction in the savings realized from the Company’s Canadian dollar hedging strategy.

General and administrative expenses totaled $5.8 million and $4.6 million for 2010 and 2009, respectively.  The increase in expenses was primarily related to significantly higher legal expenses associated with the Company’s defense of intellectual property litigation instituted by one of the Company’s competitors.

Restructuring charges amounted to $1.2 million and $.6 million in 2010 and 2009, respectively.  In 2010, the Company recorded restructuring charges related to two programs.  In December 2009, the Company announced its decision to outsource its printed circuit board assembly operation to a contract manufacturer.  This action resulted in the elimination of fourteen positions during 2010, for which a restructuring charge of $.3 million was recorded.  In December 2010, the Company announced a reduction in force, which will be substantially completed during the first quarter of 2011.  A restructuring charge of $.9 million was recorded in 2010 in connection with this action.

Restructuring charges amounted to $.6 million in 2009 and relate to two reductions in force that management initiated during the year.  In January 2009, twenty positions were eliminated in an involuntary reduction in force, while in August 2009, eight positions were eliminated in a voluntary reduction in force.  Both of these actions were completed in 2009.

A summary of the activity with respect to the 2010 and 2009 restructuring activity is as follows (amounts in millions):

	Number		Lease
	of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2009	-	$-	$-	$-
2009 restructuring charges	28	.6	-	.6
2009 utilization	(28)	(.6)	-	(.6)
Balance at December 31, 2009	-	-	-	-
2010 restructuring charges	35	1.1	.1	1.2
2010 utilization	(13)	(.2)	(.1)	(.3)
Balance at December 31, 2010	22	$.9	$-	$.9

All utilization amounts except $.1 million in 2010 represent cash payments.

Carrying Value of Goodwill and Long-lived Assets.  Due to the Company’s decreased stock price during the second half of 2009 and resulting lower market capitalization, particularly in comparison with the 2009 recovery in United States equity markets, management recorded an impairment charge amounting to $4.14 million against the full recorded value of goodwill based on the Company’s assessment at December 31, 2009.  In conjunction with the review for impairment of goodwill at December 31, 2009, PT also performed a review of the recoverability of its other long-lived assets.  As a result, PT recorded a non-cash impairment charge against the carrying value of property, equipment and improvements amounting to $.14 million.

Other Income, net.  Other income consists primarily of interest income and totaled $.3 million in 2010, compared to $.4 million in 2009.  This decrease was due to depressed yields the Company is earning on its investments and lower average cash and investment balances in 2010 than in 2009.  As of December 31, 2010, the Company’s funds are primarily invested in government-backed money market funds, certificates of deposit, government or government-backed bonds of short duration and high-quality corporate bonds of short duration.

Income taxes.  The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, and tax-exempt interest income.

For 2010, the income tax provision amounted to $.2 million and includes the effect of a discrete foreign deferred tax provision of $.1 million resulting from the Company reverting to a partial assertion that the earnings in its Canadian subsidiary will be indefinitely reinvested.  The 2010 provision also includes a discrete income tax provision of $.1 million which was recorded due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts during 2010, and state and foreign taxes, offset by refundable U.S. federal and Province of Ontario credits.  For 2009, the income tax provision amounted to $1.8 million, which included state and foreign taxes of $.1 million and a valuation allowance recorded against the balance of the Company’s United States deferred tax assets in the amount of $2.9 million, offset by discrete income tax benefits of $.3 million, the recognition of a deferred tax asset relating to a United States tax law change in November 2009 of $.4 million, and the reversal of the deferred tax liability relating to the Company’s full impairment of goodwill which amounted to $.5 million.

Stock compensation expense.  Cost of goods sold and operating expenses include stock compensation expense which totaled $.4 million, $.5 million and $.6 million in 2010, 2009, and 2008, respectively.

Year Ended December 31, 2009 compared with the Year Ended December 31, 2008

Sales.  Total revenue for 2009 amounted to $29.5 million, compared to $40.5 million for 2008.  Historically, PT’s products have been grouped into three distinct categories in one market segment: Communications products, Computing products and Switching products.  However, we are no longer reporting revenue based on these product lines as such presentation is no longer meaningful in the context of how management views our business.  Rather, management is focused on selling PT’s products into two primary vertical markets within one segment, communications.  Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2009	2008
Telecommunications	82%	88%
Military, aerospace and government systems	18%	12%
Total	100%	100%

Telecommunications products:

Revenue from Telecommunications products amounted to $24.2 million and $35.6 million in 2009 and 2008, respectively.  This decrease in revenue of $11.4 million, or 32%, reflected pervasive soft product demand resulting from the global economic recession, as PT experienced decreases in each product line. Sales of computing products to Metaswitch Networks declined $2.5 million, while sales to Alcatel-Lucent declined $2.2 million.  Also contributing to the decrease in telecommunications sales were significant decreases in network access products.  The only product line that did not experience a significant sales decline was in SEGway signaling products.

Military, aerospace and government systems products:

Sales of military, aerospace and government systems products increased by $.4 million, or 8%, from $4.9 million in 2008 to $5.3 million in 2009.  As a percentage of total sales, however, this product line increased from 12% to 18%.  Significant shipments to Raytheon, a prime government contractor, were the most significant factor driving the sales increase.

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

Total Operating Expenses.Total operating expenses in 2009 amounted to $24.5 million including impairment charges recorded against goodwill and long-lived assets which totaled $4.3 million, restructuring expenses of $.6 million, and stock compensation expense of $.5 million.  Total operating expenses in 2008 amounted to $22.3 million including expenses associated with an unsuccessful acquisition of $.2 million and stock compensation expense amounting to $.6 million.

Selling and marketing expenses were $7.2 million and $8.3 million in 2009 and 2008, respectively.  This decrease of $1.1 million, or 13%, was primarily the result of the reduction in force of two salaried employees, lower commissions, reduced travel expenses, and carefully controlled discretionary expenditures.

Research and development expenses amounted to $7.8 million and $9.0 million in 2009 and 2008, respectively:   The Company capitalizes certain software development costs, which reduces the amount charged to research and development expenses.  Amounts capitalized were $2.3 million and $2.1 million in 2009 and 2008, respectively.  Gross research and development expenditures decreased $1.1 million, or 10% in 2009, which was primarily attributable to both workforce reductions in 2009, controlled discretionary expenditures, and the 2009 effect of the Company’s hedging of the Canadian dollar at a more favorable rate than the average exchange rate in 2008.

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

Carrying Value of Goodwill and Long-lived Assets.  Goodwill represented the excess of cost over the fair value of net assets acquired in business combinations.  Goodwill is reviewed for impairment at least annually as of December 31st of each fiscal year or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value.  Management has determined that the Company has one reporting unit for purposes of applying the impairment testing rules based on its reporting structure.  The fair value of the Company's single reporting unit at each measurement date is determined based on a combination of the fair market value of the Company's outstanding common stock on a control basis, a discounted cash flow valuation model applied to a projection of future cash flows.

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

For 2009, the income tax provision amounted to $1.8 million, which included state and foreign taxes of $.1 million and a valuation allowance recorded against the balance of the Company's United States deferred tax assets in the amount of $2.9 million, offset by discrete income tax benefits of $.3 million, the recognition of a deferred tax asset relating to a United States tax law change in November 2009 of $.4 million, and the reversal of the deferred tax liability relating to the Company's full impairment of goodwill which amounted to $.5 million.

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

Liquidity and Capital Resources

At December 31, 2010, our primary sources of liquidity are cash, cash equivalents and investments.  Together, cash, cash equivalents and investments totaled $19.2 million and $29.3 million at December 31, 2010 and 2009, respectively.  The Company had working capital of $23.2 million and $32.3 million at December 31, 2010 and 2009, respectively.  The decrease in working capital amounted to $9.1 million and is due primarily to the use of cash to fund the Company’s operating loss. The decrease in cash, cash equivalents and investments amounted to $10.1 million and is primarily the result of the Company’s operating loss less non-cash depreciation, amortization, write-off’s and impairments plus capitalized software development costs of $2.3 million, a technology acquisition of $.2 million, property, equipment and improvement of $1.2 million,  and an increase in inventories amounting to $3.3 million, less accounts payable and accrued expenses, which increased $2.4 million and tax refunds received totaling $.4 million.

Cash used by operating activities amounted to $6.5 million and $.2 million in 2010 and 2009, respectively.  The 2010 amount included net loss of ($11.2 million), offset by non-cash charges including depreciation, amortization, write-offs and impairments totaling $3.6 million and stock-based compensation expense of $.4 million.  In addition, inventories increased by $3.3 million, offset substantially by a $1.0 million decrease in accounts receivable and a $2.4 million increase in accounts payable and accrued expenses.   The decrease in accounts receivable was principally due to lower fourth quarter sales in 2010, compared to 2009.  The increase in inventory is primarily attributable to transitioning the Company’s printed circuit board manufacturing operations to a contract manufacturer; end-of-life product builds completed prior to that transition and the non-achievement of forecasted sales volumes and corresponding inventory build required to meet those forecasted volumes.  Accounts payable and accrued expenses increased primarily due to the inventory build and corresponding significant amounts owing to the Company’s contract manufacturer.  The longer lead times of a contract manufacturing model are necessitating a build-up of semi-finished goods inventory in order to meet forecasted customer demand.  As a result, the Company expects there will be an additional increase in inventory during the first quarter 2011.

The Company has taken measures, and continues to consider options, to address the significant negative cash flow from operations.  The Company implemented a restructuring program in the fourth quarter 2010 which is expected to be completed in the first quarter 2011, and the Company expects revenue to increase during 2011.  In the event that the expected revenue increases do not materialize, further expense reductions will be necessary.

Cash provided by investing activities during 2010 amounted to $1.8 million, compared to cash used by investing activities during 2009 which amounted to $11.2 million.  Cash provided by investing activities resulted primarily from net sales of investments which amounted to $5.3 million, offset partially by capitalized software development costs of $2.3 million and capital and technology asset purchases totaling $1.3 million.  Cash used by investing activities in 2009 consisted of the acquisition of software technologies of $.9 million, capitalized software development costs of $2.3 million, capital asset purchases of $.5 million and a net purchase of investments of $7.6 million, as the Company moved monies from money market funds into certificates of deposit and short-maturity bonds.

Cash used by financing activities for 2009 amounted to $.3 million, resulting from the Company’s repurchase of common stock.

In January 2011, PT entered into a long-term agreement with GENBAND under which PT acquired software, equipment, inventories, and intellectual property including a signaling-related patent, a license under GENBAND's signaling patent portfolio and an assignment in part of signaling technology from GENBAND.  In connection with this agreement, PT will provide GENBAND with development, support and maintenance of signaling solutions as integral elements of GENBAND’s premier switching portfolio.  The total consideration for these assets is $5,000,000, of which $4,000,000 was paid at closing in January 2011 and $1,000,000 is due in January 2012.

Off-Balance Sheet Arrangements:

The Company had no off-balance sheet arrangements during 2010.

Contractual Obligations:

The Company leases facilities under operating leases.  Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays annual rent which amounts to $783,000, with pre-established adjustments each year.

The Company leases a facility in San Luis Obispo, California under a two-year lease which expires in August 2012.  Rent payments under this lease amount to approximately $130,000 annually.  The Company has given notice to the San Luis Obispo facility landlord that, effective as of April 30, 2011, the Company is exercising its right to terminate the lease agreement and abandon the premises.

The Company leases office space in Kanata, Ontario, Canada.  The term of this lease extends through October 2011.  Rent payments under this lease, including payments of minimum operating costs, amount to $329,000CDN annually (approximately $331,000USD at December 31, 2010), with annual inflationary adjustments.

The Company leases office space near London, England.  The terms of this lease extend through March 2012 and require quarterly lease payments which amount to £28,000 annually (approximately $44,000USD at December 31, 2010).

For the lease agreements described above, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

The Company enters into purchase commitments during the normal course of its operations.  Certain of these purchase commitments are non-cancelable.  As of December 31, 2010, the Company’s non-cancelable purchase commitments expire through December 31, 2011.  Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2010.

Future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments at December 31, 2010 are as follows:

	Payments Due by Period
	(in thousands)
			2012
			through
Contractual Obligations	Total	2011	2014
Operating leases	$1,665	$1,289	$376
Purchase commitments	182	182	-
Total	$1,847	$1,471	$376

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

Current Position:

Management has initiated certain actions to align expenses with projected revenue levels.  Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.  However, if higher projected revenue levels do not occur, expenses will need to be reduced further.  Furthermore, management is continuing to evaluate strategic acquisitions to accelerate the Company’s growth and market penetration efforts.  These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources.

In addition, as noted in Note P to the Consolidated Financial Statements, the Company continues to defend its interests in an intellectual property lawsuit initiated by Tekelec, a California corporation headquartered in Morrisville, North Carolina.  Tekelec’s complaint alleges that certain of the Company’s signaling systems products infringe six of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  Discovery has commenced in this matter.  The Company believes that the basis for Tekelec’s infringement claims is without merit and will vigorously defend against those claims.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company on January 1, 2011, as the Company chose not to early adopt this guidance.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company is still assessing the impact, if any, which the adoption of this standard will have on the Company’s revenue recognition.

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

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments.  The Company believes its exposure to such risk is minimal.  The Company’s investments are made in accordance with the Company’s investment policy and consist primarily of money market funds, highly-rated corporate and government bonds, and certificates of deposit at December 31, 2010.  The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada and London, England.  The Company believes that its exposure to foreign currency risk is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars.  However, the Company’s expenses at these locations are denominated in the local currency and the Company’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and their subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 31, 2011

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$12,796,000	$17,563,000
Investments (Note B)	3,753,000	7,533,000
Accounts receivable, net	5,478,000	6,542,000
Inventories	7,787,000	4,459,000
Prepaid expenses and other assets	940,000	820,000
Prepaid income taxes	31,000	24,000
Fair value of foreign currency hedge contracts (Note O)	17,000	201,000
Deferred taxes (Note L)		392,000
Total current assets	30,802,000	37,534,000
Investments (Note B)	2,677,000	4,239,000
Property, equipment and improvements, net	2,162,000	1,686,000
Software development costs, net (Note M)	4,799,000	5,254,000
Deferred taxes (Note L)		176,000
Total assets	$40,440,000	$48,889,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,756,000	$1,013,000
Accrued expenses (Note G)	4,865,000	4,195,000
Total current liabilities	7,621,000	5,208,000
Deferred income taxes	51,000
Income taxes payable		65,000
Total liabilities	7,672,000	5,273,000

Commitments and contingencies (Notes H and P)

Stockholders’ equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 authorized; 13,304,596
shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,042,000	16,596,000
Retained earnings	25,400,000	36,577,000
Accumulated other comprehensive income	11,000	128,000
Treasury stock – at cost; 2,188,199 shares held	(9,818,000)	(9,818,000)
Total stockholders’ equity	32,768,000	43,616,000
Total liabilities and stockholders’ equity	$40,440,000	$48,889,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
Sales	$27,946,000	$29,491,000	$40,517,000
Cost of goods sold	15,558,000	13,793,000	17,689,000
Software capitalization write-off (Note N)	604,000		76,000
Gross profit	11,784,000	15,698,000	22,752,000

Operating expenses:
Selling and marketing	8,301,000	7,152,000	8,251,000
Research and development	7,823,000	7,796,000	9,043,000
General and administrative	5,824,000	4,642,000	4,742,000
Restructuring charges (Note Q)	1,176,000	626,000
Impairment of goodwill and long-lived assets (Note F)		4,278,000
Unsuccessful acquisition expenses			229,000
Total operating expenses	23,124,000	24,494,000	22,265,000
(Loss) income from operations	(11,340,000)	(8,796,000)	487,000

Other income, net	329,000	444,000	987,000
(Loss) income before income taxes	(11,011,000)	(8,352,000)	1,474,000
Income tax provision (benefit)	166,000	1,760,000	(189,000)
Net (loss) income	$(11,177,000)	$(10,112,000)	$1,663,000

Basic (loss) earnings per share	$(1.01)	$(.91)	$0.14
Diluted earnings per share			$0.14

Weighted average number of common shares
used in basic (loss) earnings per share	11,116,397	11,129,548	11,600,931
Potential common shares			10,569
Weighted average number of common shares
used in diluted earnings per share			11,611,500

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
							Accumulated
			Additional				Other
	Common Stock		Paid-in	Retained	Treasury		Comprehensive
	Shares	Amount	Capital	Earnings	Stock		Income	Total
Balance -
January 1, 2008	13,304,596	$133,000	$15,483,000	$45,231,000	$(7,951,000)	$		$52,896,000
Comprehensive income:
2008 net income				1,663,000				1,663,000
Unrealized gain on foreign
currency hedge contracts,
net of tax of $34,000							73,000	73,000
Total comprehensive income								1,736,000
Purchases of 623,880
treasury shares					(2,342,000)			(2,342,000)
Stock compensation
expense			569,000					569,000
Exercise of 178,491 options				(205,000)	793,000			588,000
Balance -
December 31, 2008	13,304,596	133,000	16,052,000	46,689,000	(9,500,000)		73,000	53,447,000
Comprehensive income:
2009 net loss				(10,112,000)				(10,112,000)
Unrealized gain on foreign
currency hedge contracts,
net of tax of $39,000							55,000	55,000
Total comprehensive loss								(10,057,000)
Purchase of 100,000
treasury shares					(318,000)			(318,000)
Stock compensation
expense			544,000					544,000
Balance -
December 31, 2009	13,304,596	133,000	16,596,000	36,577,000	(9,818,000)		128,000	43,616,000
Comprehensive income:
2009 net loss				(11,177,000)				(11,177,000)
Decrease in unrealized gain
on foreign currency
hedge contracts, net of
tax of $67,000							(117,000)	(117,000)
Total comprehensive loss								(11,294,000)
Stock compensation
expense			446,000					446,000
Balance -
December 31, 2010	13,304,000	$133,000	$17,042,000	$25,400,000	$(9,818,000)		$11,000	$32,768,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(11,117,000)	$(10,112,000)	$1,663,000
Non-cash adjustments:
Depreciation and amortization	2,959,000	2,546,000	2,326,000
Stock-based compensation expense	446,000	544,000	569,000
Impairment of goodwill and long-lived assets	62,000	4,278,000
Non-cash intangible asset write-off	604,000		76,000
Provision for bad debts	91,000	(226,000)	(4,000)
(Gain) loss on disposal of assets	(75,000)	(58,000)	7,000
Deferred taxes	191,000	2,012,000	580,000
Changes in operating assets and liabilities:
Accounts receivable	973,000	361,000	1,260,000
Inventories	(3,328,000)	844,000	(520,000)
Prepaid expenses and other assets	(120,000)	(24,000)	120,000
Accounts payable and accrued expenses	2,413,000	(263,000)	(346,000)
Income taxes payable and prepaid income taxes	423,000	(60,000)	7,000
Net cash (used) provided by operating activities	(6,538,000)	(158,000)	5,738,000

Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,161,000)	(479,0000)	(613,000)
Capitalized software development costs	(2,261,000)	(2,273,000)	(2,122,000)
Acquired technology	(180,000)	(928,000)
Purchases of investments	(5,344,000)	(15,479,000)	(9,323,000)
Proceeds from sales of investments	10,605,000	7,920,000	21,700,000
Proceeds from sale of equipment	112,000	60,000
Net cash provided (used) by investing activities	1,771,000	(11,179,000)	9,642,000

Cash flows from financing activities:
Purchase of treasury stock		(318,000)	(2,342,000)
Exercise of stock options			588,000
Net cash used by financing activities		(318,000)	(1,754,000)
Net (decrease) increase in cash and cash equivalents	(4,767,000)	(11,655,000)	13,626,000
Cash and cash equivalents at beginning of year	17,563,000	29,218,000	15,592,000
Cash and cash equivalents at end of year	$12,796,000	$17,563,000	$29,218,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net income taxes refunded	$475,000	$224,000	$724,000
Non-cash financing activity:
Exercise of stock options using 23,030 shares
of common stock	$-	$-	$105,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Business and Summary of Significant Accounting Policies

The Company:  Performance Technologies, Incorporated (“the Company”, “PT”) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a global supplier of advanced network communications solutions to carrier, government and OEM markets.

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

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable.  Investments consist of high quality, interest bearing financial instruments.  Included in cash and cash equivalents at December 31, 2010 are $4.6 million of AAA-rated money market funds and $8.5 million of deposits with one AA- -rated Canadian bank.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.  As of December 31, 2010, two customers, Metaswitch Networks and Leap Wireless/Cricket, represented 18% and 14% of net accounts receivable, respectively.  Substantially all of these accounts receivable have been received in cash subsequent to December 31, 2010.  As of December 31, 2009, two customers, Leap Wireless and Metaswitch Networks, represented 30% and 17% of net accounts receivable, respectively, which were fully collected in 2010.

Fair Value of Financial Instruments:  The carrying amounts of the Company's accounts receivable and accounts payable approximate fair values at December 31, 2010 and 2009, as the maturity of these instruments are short term.  The fair value of investments is discussed in Note B – Investments.

Cash Equivalents:  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments:  The Company may classify its investments as available-for-sale, held-to-maturity, or trading.  Available-for-sale investments are carried at fair value, with unrealized gains and losses, if any, reported in accumulated other comprehensive income, a component of stockholders’ equity.  Losses that are judged to be other-than-temporary, if any, are recorded in net income (loss).  Held-to-maturity investments are carried at amortized cost.  Amortization of purchase premiums or discounts is included in other income, net.

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

Property, Equipment and Improvements:  Property, equipment and improvements are stated at cost. Depreciation of equipment and improvements is provided for using the straight-line method over the following estimated useful lives:

Engineering equipment and software	3 - 5 years
Manufacturing equipment and tooling	3 - 5 years
Furniture and equipment	3 - 5 years
Leasehold improvements	the lesser of 10 years or the lease term

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

The Company recorded an impairment charge against the full recorded value of goodwill based on the Company’s assessment at December 31, 2009 (See Note F).

Long-Lived Assets:  The Company reviews the carrying values of its long-lived assets (other than goodwill, capitalized software development costs and purchased intangible assets with indefinite useful lives) for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable.  The Company assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with, and that are expected to arise from, the use of and eventual disposition of such asset group.  The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group.  If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value.  The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows. If this review indicates that the remaining useful life of the long-lived asset has changed significantly, the Company adjusts the depreciation on that asset to facilitate full cost recovery over its revised estimated remaining useful life.

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

Shipping and Handling Costs and Sales Taxes:  Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.  Revenue is presented net of any sales taxes collected and remitted by the Company.

Advertising:  Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Operations.  Advertising expense amounted to $48,000, $65,000, and $157,000 for 2010, 2009, and 2008, respectively.

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

Income Taxes:  The Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax basis of assets and liabilities based on currently enacted tax laws.  A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur.

Prior to the fourth quarter 2010, the Company had not provided for federal and state income taxes on the accumulated earnings of its Canadian subsidiary as it was the Company’s intent to indefinitely reinvest such earnings in the operations of the subsidiary.  The Company now believes that it is reasonably possible that a portion of such accumulated earnings may be repatriated in the foreseeable future.  As such, during the fourth quarter 2010, the Company recorded a deferred tax liability and tax provision of $138,000, calculated based on the amount of earnings of the Canadian subsidiary that the Company may repatriate, recorded at the federal and state marginal tax rates, less the amount of net operating losses and tax credit carry-forwards that can be used to offset the federal and state tax.

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

The Company reports interest and penalties accrued relating to uncertain income tax positions as a component of income tax provision.  At December 31, 2009, the liability for uncertain income tax positions was presented as a non-current liability (income taxes payable) as it could not have been known if, or when, this liability would be satisfied.

Earnings Per Share:  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Due to the net losses in 2010 and 2009, diluted earnings per share are equal to basic earnings per share.  Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method.  Diluted earnings per share calculations exclude the effect of approximately 1,663,000, 1,445,000 and 1,446,000 options in 2010, 2009 and 2008, respectively, since such options have an exercise price in excess of the average market price of the Company’s common stock.

Stock Options and Stock-Based Employee Compensation:  In 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant.  In 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants.  Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors.  At December 31, 2010, 695,000 shares were available for future grant under these two stock option plans.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock).  Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to five years.

The Company recognizes compensation expense in the financial statements for share-based awards based on the grant-date fair value of those awards.  Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term.  Stock-based compensation expense amounted to $446,000, $544,000 and $569,000 in 2010, 2009 and 2008, respectively.

The Company may either issue shares or utilize treasury stock shares upon employees’ stock option exercises.  In 2010 and 2009 there were no exercises of stock options and in 2008, the Company utilized only its treasury stock shares for employee stock option exercises (See Note J).

Please refer to Note J, Stock-based Compensation Expense, for further information.

Segment Data, Geographic Information and Significant Customers and Vendors:  The Company is not organized by market and is managed and operated as one business.  A single management team that reports to the chief operating decision maker comprehensively manages the entire business.  The Company does not operate any material separate lines of business or separate business entities.  Accordingly, the Company does not accumulate discrete financial information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments.

Shipments to customers outside of the United States represented 58%, 53% and 60% of sales in 2010, 2009 and 2008, respectively.  In 2010, 2009 and 2008, export shipments to the United Kingdom represented 26%, 15% and 18% of sales, respectively.  The Company does not maintain significant amounts of long-lived assets outside of the United States.

For 2010, 2009, and 2008, four customers accounted for approximately 39%, 36% and 40% of sales respectively.  In 2010, one customer, Metaswitch Networks, accounted for 24% of sales.  In 2009, two customers, Metaswitch Networks and Alcatel-Lucent accounted for 15% and 8% of sales, respectively.  In 2008, these same two customers constituted 17% and 11% of sales, respectively.  During each of these years, Metaswitch Networks and Alcatel-Lucent purchased primarily telecommunications products.

As of December 31, 2010, all of the Company’s printed circuit board assembly operations are conducted by one vendor.

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

The Company’s assets measured at fair value on a recurring basis at December 31, 2010, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,190,000	$1,240,000	$
Foreign currency hedge contracts	-	17,000		-
Total assets measured at fair value	$5,190,000	$1,257,000		$-

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

Contingencies and Related Legal Costs:  An accrual of losses related to contingencies is made when, in the opinion of management and legal counsel, if applicable, the likelihood of loss is deemed probable and the amount of loss is reasonably estimable.  Related legal costs are expensed as incurred  (See Note P).

Recent Accounting Pronouncements:  In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company on January 1, 2011, as the Company chose not to early adopt this guidance.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company is still assessing the impact, if any, which the adoption of this standard will have on the Company’s revenue recognition.

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

Note B – Investments

Investments consisted of the following:
	At December 31,
	2010	2009
Corporate bonds	$3,190,000	$2,537,000
U.S. Government bond	2,000,000	1,999,000
Certificates of deposit	1,240,000	3,120,000
U.S. Government-backed FHLMC bond, at amortized cost	-	2,000,000
Municipal bond, at amortized cost	-	1,016,000
Guaranteed investment certificate, at cost	-	1,100,000
Total investments	$6,430,000	$11,772,000
Less-current investments	(3,753,000)	(7,533,000)
Non-current investments	$2,677,000	$4,239,000

All income generated from the Company’s investments is recorded in other income, net, and totaled $198,000, $277,000 and $952,000 in 2010, 2009 and 2008, respectively.

The Company’s bond investments have a cumulative par value of $5,053,000 at December 31, 2010.  Three of these bonds have a cumulative par value of $2,553,000 and mature in 2012, respectively, while the remaining bonds with a cumulative par value of $2,500,000 mature in 2011 and are classified as current assets.

Prior to December 31, 2010, the Company classified its investments as held-to-maturity and the investments were stated at amortized cost.  As of December 31, 2010, the Company has determined that it is probable that at least some of its investments may need to be sold prior to maturity in order to fund operations.  As such, the Company now classifies its investments as available-for-sale, and any unrealized gains or losses will be included in accumulated other comprehensive income.  At December 31, 2010, there was an immaterial difference between amortized cost and fair value of the Company’s investments.

Note C - Accounts Receivable, net

Accounts receivable consisted of the following:
	At December 31,
	2010	2009
Accounts receivable	$5,728,000	$6,702,000
Less: allowance for doubtful accounts	(250,000)	(160,000)
Net	$5,478,000	$6,542,000

Note D – Inventories

Inventories consisted of the following:
	At December 31,
	2010	2009
Purchased parts and components	$2,040,000	$3,045,000
Work in process and purchased assemblies	4,639,000	1,041,000
Finished goods	1,108,000	373,000
Net	$7,787,000	$4,459,000

Note E – Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:
At December 31,
2010		2009
Land	$407,000	$407,000
Engineering equipment and software	6,422,000	5,415,000
Manufacturing equipment	1,600,000	2,352,000
Furniture and equipment	1,871,000	1,792,000
Leasehold improvements	404,000	391,000
	10,704,000	10,357,000
Less: accumulated depreciation and amortization	(8,542,000)	(8,671,000)
Net	$2,162,000	$1,686,000

Total depreciation and amortization expense for equipment and improvements for 2010, 2009 and 2008 was $766,000, $820,000 and $797,000, respectively.

The net book value of property, equipment and improvements located in the United States was $1,851,000 and $1,353,000 at December 31, 2010 and 2009, respectively.  Substantially all of the Company’s property, equipment and improvements outside the United States is located in Canada.

During 2010, the Company disposed of assets with a cost basis of $994,000 and accumulated depreciation of $957,000 and recorded a gain on disposal of $75,000.  During 2009, the Company disposed of assets with a cost basis of $120,000 and accumulated depreciation of $119,000, and recorded a gain on disposal amounting to $58,000.  During 2008, the Company disposed of assets with a cost basis of $52,000 and accumulated depreciation of $45,000, and recorded a loss on disposal amounting to $7,000.

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

A summary of the changes in the carrying amount of goodwill for each of the two years in the period ended December 31, 2010 is shown below:

Balance, January 1, 2008	$4,143,000
Activity – 2008	-
Balance, December 31, 2008	4,143,000
Goodwill impairment - 2009	(4,143,000)
Balance, December 31, 2009	-
Activity - 2010	-
Balance, December 31, 2010	$-

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

The Company decided in 2009 to outsource manufacturing of the printed circuit board assembly for the hardware elements of the Company’s products.  This action was completed during 2010, and certain long-lived manufacturing assets were identified for sale, which was completed during 2010.  As of December 31, 2010, the carrying values of the remaining assets relating to the printed circuit board assembly operation have been reviewed for recoverability, and the Company recorded a non-cash impairment against the recorded value of  property, equipment and improvements in the amount of $61,000.

Note G - Accrued Expenses

Accrued expenses consisted of the following:

	At December 31,
	2010	2009
Accrued compensation and related costs	$815,000	$684,000
Accrued vacation	487,000	536,000
Accrued professional services	219,000	194,000
Deferred revenue	1,946,000	2,320,000
Accrued warranty obligations	156,000	78,000
Accrued restructuring	924,000	-
Other accrued expenses	318,000	383,000
Total	$4,865,000	$4,195,000

The Company has warranty obligations in connection with the sale of certain of its products.  The warranty period for its products is generally one year.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair.  The changes in the Company’s accrued warranty obligations for 2010, 2009 and 2008 were as follows:

Accrued warranty obligations at January 1, 2008	$215,000
Actual warranty experience	(138,000)
Net warranty provisions	90,000
Accrued warranty obligations at December 31, 2008	167,000
Actual warranty experience	(89,000)
Net warranty provisions	-
Accrued warranty obligations at December 31, 2009	78,000
Actual warranty experience	(106,000)
Net warranty provisions	184,000
Accrued warranty obligations at December 31, 2010	$156,000

Note H - Commitments

The Company leases facilities under operating leases.  Under the terms of the facility lease in Rochester, New York, which expires in March 2012, the Company pays an annual rental of $783,000 with pre-established inflationary adjustments each year.  Under the terms of the facility lease in San Luis Obispo, California, which was extended for two years during 2010 through August 2012, the Company pays a monthly rental of approximately $11,000; however the Company may terminate the lease with ninety days notice.  The lease for office space in San Diego, California requires a monthly payment of approximately $7,000, was extended for two years, and expires in November 2013.

As of December 31, 2010, the Company exercised its option to terminate its San Luis Obispo, California lease as of April 30, 2011, and the hardware research and development activities that were conducted at that facility are being transitioned to the Company’s Rochester, New York facility.

The Company also leases office space in Kanata, Ontario, Canada.  This lease, which requires a monthly rental and operating expense totaling approximately $33,000CDN (approximately $33,000USD annually based on the December 31, 2010 exchange rate), expires in October 2011.  In addition, the Company leases office space near London, England.  This lease requires an annual rental of approximately £28,000 (approximately $44,000 annually based on the December 31, 2010 exchange rate), and expires in 2012.

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Future minimum payments for all operating leases at December 31, 2010 are as follows (based on current foreign currency exchange rates):

2011	$913,000
2012	284,000
2013	81,000
Total	$1,278,000

Rent expense amounted to $1,386,000, $1,340,000 and $1,374,000 for 2010, 2009 and 2008, respectively.

During 2010, the Company completed the transition of its printed circuit board assembly operations to a contract manufacturer.  In connection with this transition, the Company has committed to purchasing from the contract manufacturer any inventory which is purchased to fulfill the Company’s requirements, in the event that the Company revises downward those requirements.

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

Note J – Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2010, 2009 and 2008:

52

	2010	2009	2008
Stock-based compensation expense:
Stock options	$446,000	$544,000	$569,000
Income tax benefit	-	-	(174,000)
Net decrease in net income	$446,000	$544,000	$395,000
Decrease in earnings per share:
Basic	$.04	$.05	$.03
Diluted	$.04	$.05	$.03

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards.  This model incorporates various and highly subjective assumptions, including expected term and expected volatility.  For valuation purposes, stock option awards were categorized into two groups, stock option grants to employees and stock option grants to members of the Board of Directors.

Based on employee exercise history, the term of options granted for 2008 through 2010 is estimated as the average of the vesting term of the options granted.  The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted.  The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

Pre-vesting option forfeitures at the time of grant are required to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2010, 2009 and 2008:

	2010	2009	2008
Expected term (years)	3.28 to 4 years	3.25 to 4 years	3 to 4 years
Volatility	33%	33% to 39%	34% to 45%
Risk free interest rate	1.3% to 1.9%	1.8% to 1.9%	3.0%

The weighted average grant date fair value of options granted during 2010 and 2009 was $.82 per option. Unrecognized stock-based compensation expense was approximately $361,000 as of December 31, 2010, relating to a total of 817,000 unvested stock options under the Company’s stock option plans.  This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.5 years.

The following table summarizes stock option activity for the three years ended December 31, 2010:

		Weighted
		Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range
Outstanding at January 1, 2008	1,699,723	$7.54	$3.40 - $18.13
Granted	398,250	$5.37	$5.31 - $5.38
Exercised	(178,491)	$3.87	$3.83 - $4.48
Expired	(324,874)	$7.90	$3.83 - $18.13
Outstanding at December 31, 2008	1,594,608	$7.33	$4.48 - $18.13
Granted	275,000	$2.61	$2.59 - $2.69
Exercised	-
Expired	(424,625)	$12.25	$4.93 - $18.13
Outstanding at December 31, 2009	1,444,983	$4.99	$2.59 - $7.08
Granted	421,150	$2.93	$2.60 - $2.97
Exercised	-
Expired	(203,200)	$5.40	$2.97 - $6.78
Outstanding at December 31, 2010	1,662,933	$4.42	$2.59 - $7.08

The following table summarizes stock option information at December 31, 2010:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
Range of		remaining	exercise		remaining	exercise
exercise price	Shares	life (yrs)	price	Shares	life (yrs)	price
$2.59 to $4.25	657,650	3.76	$2.81	90,000	3.30	$2.65
$4.26 to $5.25	364,033	1.40	$4.93	364,033	1.40	$4.93
$5.26 to $5.99	486,250	2.66	$5.46	257,575	2.69	$5.53
$6.00 to $7.08	155,000	3.66	$6.78	134,000	3.41	$6.80
	1,662,933	2.91	$4.42	845,608	2.32	$5.17

The total intrinsic value of all outstanding options at December 31, 2010 whose exercise price was less than the Company’s closing stock price on that date was $0.    The total intrinsic value, determined as of the date of exercise, of options exercised in 2008 was $124,000.  No options were exercised in 2009 or 2010.   Cash received from option exercises in 2008 amounted to $588,000.  The total fair value of options that vested during 2010 and 2009 was $722,000 and $609,000, respectively.

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

Note K - Stockholder Rights Plan

On October 27, 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan.  Under this plan, one preferred stock Purchase Right was distributed as a dividend for each share of common stock held by the stockholders of record as of the close of business on November 8, 2000.  Until the occurrence of certain events, the Rights are traded as a unit with the common stock.  Each Right will separate and entitle stockholders to buy stock upon the occurrence of certain events generally related to the change of control of the Company as defined in the Plan.  The Rights become exercisable ten days after either (1) an “Acquiring Person” acquires or commences a tender offer to acquire 15% or more of the Company’s common stock, or (2) an “Adverse Person” has acquired 10% or more of the Company’s common stock and the Board determines this person is likely to cause pressure on the Company to enter into a transaction that is not in the Company’s best long-term interest.   All Rights not held by an Acquiring Person or an Adverse Person become rights to purchase from the Company one one-thousandth of one share of preferred stock at an initial exercise price of $110 per Right.  Each Right entitles the holder of that Right to purchase the equivalent of $220 worth of the Company’s common stock for $110.  If after such an event the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip over” right to buy discounted stock in the surviving entity. The Company may redeem the Rights for $.001 each.  The Rights Plan was initially scheduled to expire on November 1, 2010 and has been extended through November 1, 2012.  The Plan can be modified or terminated, at the option of the Board of Directors.

Note L - Income Taxes

Pre-tax earnings consisted of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Pre-tax (loss) earnings:
United States	$(11,547,000)	$(8,646,000)	$708,000
Outside United States	536,000	294,000	766,000
Total pre-tax (loss) earnings	$(11,011,000)	$(8,352,000)	$1,474,000

For the same periods, the provision (benefit) for income taxes was as follows:

55

	2010	2009	2008
Current income tax provision (benefit):
Federal	$53,000	$(26,000)	$(447,000)
State	5,000	12,000	16,000
Foreign	(83,000)	57,000	70,000
Net change in liability for unrecognized
tax benefits	(6,000)	(335,000)	(407,000)
	(31,000)	(292,000)	(768,000)
Deferred provision	197,000	2,052,000	579,000
Total provision (benefit)	$166,000	$1,760,000	$(189,000)

Prior to the fourth quarter 2010, the Company had not provided for federal and state income taxes on the accumulated earnings of its Canadian subsidiary as it was the Company’s intent to indefinitely reinvest such earnings in the operations of the subsidiary.  The Company now believes that it is reasonably possible that a portion of such accumulated earnings may be repatriated in the foreseeable future.  The 2010 deferred provision includes a discrete tax provision of $138,000 related to the impact on earnings of this change in assumption, recorded at the federal and state marginal tax rates, less the amount of net operating losses and tax credit carry-forwards that can be used to offset the federal and state tax.

Deferred tax assets, including carryforwards and other attributes, are reviewed for expected realization and a valuation allowance is established when appropriate to reduce the assets to their estimated net realizable value.  Expected realization of deferred tax assets is dependent upon sufficient taxable income in the appropriate jurisdiction and year that is also of the appropriate character.  During the second quarter of 2009, the Company evaluated the availability of such taxable income, the nature of its deferred tax assets and the relevant tax laws in determining the net realizable value of its deferred tax assets, and determined that the Company’s United States deferred tax assets were substantially impaired at that time.  The 2009 deferred income provision includes a second-quarter charge of $2,935,000 to record a full valuation allowance against the Company’s then current balance of United States deferred tax assets as well as deferred tax assets generated during 2009.  Offsetting this charge were the reversal of the deferred tax liability relating to the Company’s fourth quarter impairment of goodwill, which totaled $587,000, and the recognition of a deferred tax asset totaling $385,000 relating to a fourth quarter United States tax law change that allows the Company to carry back net operating losses five years rather than two years.  This tax law change allowed the Company to carry its 2009 net operating loss back to 2006 and resulted in a refund amounting to $387,000 during 2010.

A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

	2010	2009	2008
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	.8	.3	(0.2)
State tax provision	2.7	3.2	.7
Meals and Entertainment	(0.7)	(0.3)	1.8
Stock compensation expense	(0.5)	(0.3)	1.9
Tax exempt interest	.3	.2	(3.2)
Canadian tax credits	4.4	4.5	(24.8)
Change of assumption relating to
indefinite reinvestment of foreign earnings	(10.3)
Valuation allowance	(35.4)	(73.9)	20.6

(continued)	2010	2009	2008
Reversal of valuation allowance due to change in enacted U.S. tax law		4.6
Research and development credits	3.0	2.5	(16.2)
Resolution of prior year tax uncertainties	.1	3.4	(30.2)
Addition to income taxes payable-uncertainties			2.6
Other	.1	.7	.2
Effective tax rate	(1.5)%	(21.1)%	(12.8)%

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

Deferred income tax assets and liabilities consist of the following:

Deferred income tax assets and liabilities consist of the following:
	At December 31,
	2010	2009
Assets:
Current:
Accrued vacation, payroll and other accrued expenses	$686,000	$296,000
Inventory and inventory related items	1,146,000	986,000
Bad debt and note receivable reserves	90,000	58,000
Non-current:
Net operating loss carryforwards	5,432,000	2,503,000
Stock compensation expense	850,000	708,000
Capital loss carryforwards	88,000	236,000
Tax credit carryforwards	3,355,000	2,433,000
Depreciation and long-lived asset impairments	201,000	195,000
Goodwill	887,000	998,000
Other	42,000	46,000
Total gross deferred tax assets	12,777,000	8,459,000

Liabilities:
Current:
Fair value of foreign currency hedge contracts	$(6,000)	$(73,000)
Non-current:
Capitalized software development costs, net	(1,448,000)	(1,596,000)
Unremitted earnings	(1,130,000)
Total deferred tax liabilities	(2,584,000)	(1,669,000)
Net deferred tax assets	10,193,000	6,790,000
Less-valuation allowance	(10,244,000)	(6,222,000)
Net deferred tax assets, net of valuation allowance	$(51,000)	$568,000

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

	At December 31,
	2010	2009
Net current deferred tax assets	$-	$392,000
Net non-current deferred tax assets	$-	$176,000
Net non-current deferred tax liability	$51,000	$-

The total change in the valuation allowance in 2010 and 2009 was $4,022,000 and $5,762,000, respectively.

In 2010, 2009 and 2008, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $15,000,000 at December 31, 2010, begin to expire in 2026, if not utilized.  Of the Company’s tax credit carryforwards, $2,956,000 expire between 2019 and 2029, if not utilized, and the remaining of carryforwards do not expire.  In addition, the Company has a capital loss carryforward in the amount of approximately $190,000, expiring in 2012.

At December 31, 2010, the Company’s balance of unrecognized tax benefits was $0.  At December 31, 2009, the Company had unrecognized tax benefits of $65,000, of which $22,000 would have a favorable impact on our tax provision (benefit), if recognized.  A reconciliation of the unrecognized tax benefits liability for 2009 and 2008 is as follows:

Balance at January 1, 2008	$807,000
Reductions related to expirations of statutes of limitations
(including interest of $69,000)	(375,000)
Additions for the accrual of interest and penalties	37,000
Reduction due to the change in foreign exchange rates	(69,000)
Balance at December 31, 2008	400,000
Reductions related to expirations of statutes of limitations
(including interest of $50,000)	(172,000)
Reductions from settlements with taxing authorities
(including interest and penalties of $39,000)	(176,000)
Additions for the accrual of interest and penalties	11,000
Addition due to the change in foreign exchange rates	2,000
Balance at December 31, 2009	65,000
Additions for the accrual of interest	2,000
Reductions from settlements with taxing authorities
(including interest and penalties of $14,000)	(67,000)
Balance at December 31, 2010	$-

Included in the balance of unrecognized tax benefits as of December 31, 2009 was accrued interest and penalties in the amount of $12,000.

The Company files U.S. federal, U.S. state, and foreign tax returns.  For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2009.  For foreign and state returns, the Company is also no longer subject to tax examinations for years prior to 2006.  It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months.  Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits.  These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations.

Note M - Research and Development

The Company incurred research and development costs relating to the development of new products as follows:

	2010	2009	2008
Gross expenditures for engineering and software development	$10,084,000	$10,069,000	$11,165,000
Less: amounts capitalized	(2,261,000)	(2,273,000)	(2,122,000)
Net charged to operating expenses	$7,823,000	$7,796,000	$9,043,000

Software development costs consisted of the following:

Software development costs consisted of the following:
	At December 31,
	2010	2009
Capitalized software development costs	$20,953,000	$18,692,000
Less: accumulated amortization	(16,154,000)	(13,438,000)
Net	$4,799,000	$5,254,000

Amortization of software development costs included in cost of goods sold was $2,716,000, $1,694,000 and $1,579,000 for 2010, 2009 and 2008, respectively.  Amortization of software development costs for 2010 and 2008 included charges to write off or write down to estimated net realizable value software development costs amounting to $604,000 and $76,000, respectively, and were capitalized for new products which either had not reached commercial general release and were discontinued, or which have been released and for which revenue is not expected to be sufficient to absorb the project’s unamortized cost.

It is estimated that amortization of software development costs capitalized at December 31, 2010 will total approximately $2,265,000, $1,564,000, $905,000, and $65,000 in 2011, 2012, 2013, and 2014, respectively.

During 2010, the Company paid one-time license fees totaling $580,000 to acquire certain software technologies, which the Company plans to use in synergistic combination with its captive technologies to develop new end-market products.  This amount has been recorded in property, equipment and improvements.  Similarly, during 2009, the Company paid a one-time license fee of $928,000 to acquire certain software technologies, which the Company plans to use in synergistic combination with its captive technologies to develop new end-market products.  Of this amount, $835,000 was recorded in capitalized software development costs and $93,000 was allocated to property, equipment and improvements, based on the estimated respective fair values of the technologies acquired.

Note N - Employee Benefit Plans

For the Company’s operations in the United States, the Company’s Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code.  Discretionary matching contributions by the Company to the plan were $0, $21,000 and $100,000 for 2010, 2009 and 2008, respectively.  In conjunction with its flexible benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $0, $16,000 and $42,000 for 2010, 2009 and 2008, respectively.

For its operations in Canada, contributions were made in 2010, 2009 and 2008 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government.  Discretionary matching contributions to the Plan amounted to $0, $6,000 and $25,000 for 2010, 2009 and 2008, respectively.

Note O – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign exchange rates in its Canadian and United Kingdom operations.  The Company’s risk management program is designed to reduce the exposure and volatility arising from this risk.

During 2010, the Company entered into foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) in order to fix in U.S. dollars a portion monthly cost of the Company’s Canadian operation, which is denominated in Canadian dollars.  The purpose of these contracts is to reduce the Company’s exposure to variability in the exchange rates between the United States and Canada for each month.  These contracts effectively fixed the exchange rate on the first $100,000CDN of 2010 monthly expenses for the months of April and May at approximately .948, on the first $200,000CDN of 2010 monthly expenses for the months of June through July at approximately .941, and on the first $300,000CDN of 2010 monthly expenses for the months of August through December at approximately .943.  In addition, during 2010 the Company entered into contracts to effectively fix the exchange rate on the first $100,000CDN of 2011 monthly expenses for the months of January through March at approximately .948.

During 2009, the Company entered into foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) in order to fix in U.S. dollars a portion (approximately 70%) of the first quarter 2010 cost of the Company’s Canadian and United Kingdom operations, which are denominated in Canadian dollars and pounds sterling, respectively.  The Canadian dollar contracts effectively fixed the exchange rate on the first $350,000CDN of first quarter 2010 monthly expenses at approximately .785.  The pounds sterling contracts effectively fix the exchange rate on the first £100,000 of first quarter 2010 quarterly expenses at approximately 1.39.

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

All of these contracts have been designated as effective cash flow hedges and any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income.  The Company receives, or is required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates; such payments will be recorded as reductions to or increases in expense as they are determined.

The fair value of the Company’s derivative instruments was as follows:

	Balance	Fair value at
	Sheet	December 31, 2010	December 31, 2009
	Location
Derivatives designated as hedging instruments	Current assets	$17,000	$201,000

All of the fair value of the Company’s derivative instruments at December 31, 2010 is expected to be reclassified to earnings during 2011.

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain reclassified from accumulated other comprehensive income to the statement of operations

		Year ended December 31,
	Location of gain
Derivatives fair value hedging	recognized in
relationships	operations	2010	2009	2008

Foreign exchange contracts	Reduction of operating expenses	$273,000	$$430,000	$-

The Company’s derivative instruments had the following effect on other comprehensive (loss) income:

	Amount of gain recognized in other comprehensive income
	Year ended December 31,
	2010	2009	2008

Accumulated other comprehensive income, beginning	$128,000	$73,000	$-
Amount of gain recognized in statement of
operations, net of tax	(175,000)	(275,000)	-
Net change in fair value of derivative instruments	58,000	330,000	73,000
Accumulated other comprehensive income, ending	$11,000	128,000	$73,000

Note P - Litigation

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

In December 2009, the Company became aware that Tekelec, a California corporation headquartered in Morrisville, North Carolina, had filed but not served a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina.  The complaint alleged that certain of the Company’s signaling systems products infringe three of Tekelec’s issued patents and seeks a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company through its designated agent in North Carolina.  The amended complaint contained the same allegations as the original complaint but added two patents to the number of patents which Tekelec alleges the Company’s signaling systems products infringe.  Subsequently, the complaint was further amended to add a sixth patent which Tekelec alleges the Company’s signaling systems product infringe.

The Company believes that the basis for Tekelec’s infringement claims is without merit and is vigorously defending itself against those claims.  Discovery in this matter has commenced and the matter is proceeding toward trial.  No liability has been recorded relating to this matter because of the uncertainty of its eventual outcome and the inability to estimate the amount of damages that may be assessed, if any.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities.  The fair value of the indemnifications that the Company issued during 2010 was not material to the Company’s financial position, results of operations or cash flows.

Note Q - Restructuring Charges

Restructuring charges amounted to $1,176,000, $626,000 and $0 in 2010, 2009 and 2008, respectively.  Restructuring charges in 2010 relate to two actions.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable.    In connection with this decision, the Company reduced its Rochester workforce by fourteen employees.  Restructuring charges associated with this action totaled $271,000, and consisted of severance charges of $209,000 and impairment charges against idled manufacturing equipment of $62,000.  Of the total restructuring charges, $209,000 represents cash charges, of which $190,000 was paid during 2010 and $19,000 was included in accrued restructuring at December 31, 2010.

In December 2010, the Company announced an expense reduction action which is being implemented during the first and second quarters 2011.  The program includes the elimination of approximately 21 positions, which represents 12% of the Company’s workforce.  In addition, in connection with this action, the Company’s San Luis Obispo, California engineering center will be closed with those hardware engineering functions to be assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $905,000 in 2010, and charges totaling approximately $99,000 are expected to be incurred in the first and second quarters 2011.  Substantially all of the charges resulting from this action are employee severance and related costs and are expected to be cash expenditures.  No cash was expended in connection with this action in 2010.

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

A summary of the activity with respect to restructuring charges is as follows:

			Lease
	Number of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2008	-	$-	$505,000	$505,000
2008 utilization	-	-	(505,000)	(505,000)
Balance at December 31, 2008	-	-	-	-
2009 restructuring charges	28	626,000	-	626,000
2009 utilization	(28)	(626,000)	-	(626,000)
Balance at December 31, 2009	-	-	-	-
2010 restructuring charges	35	1,114,000	62,000	1,176,000
2010 utilization	(13)	(190,000)	(62,000)	(252,000)
Balance at December 31, 2010	22	$924,000	$-	$924,000

All utilization amounts in 2008 through 2010 represent cash payments.

Note R – Subsequent Event

In January 2011, the Company entered into an asset sale agreement with GENBAND to acquire GENBAND's Universal Signaling Platform (“USP”) and SP2000 signaling technology which GENBAND had acquired in its May 2010 acquisition of Nortel's Carrier VoIP and Application Solutions business.  In connection with this transaction, the Company acquired software, equipment, inventories, and intellectual property including a signaling-related patent, a license under GENBAND's signaling patent portfolio and an assignment in part of signaling technology conveyed to GENBAND under license from Nortel.  The total consideration for these assets is $5,000,000, of which $4,000,000 was paid at closing in January 2011 and $1,000,000 is due in January 2012.  In addition to the acquisition of assets, the Company agreed to provide GENBAND with development, support and maintenance of signaling solutions, and solutions for stand-alone signaling applications as well as integrated signaling capabilities.

Note S - Product Revenue

The following table represents the Company’s total sales for 2011, 2010 and 2009 classified by product category:

	2010	2009	2008
Telecommunications	$22,599,000	$24,174,000	$35,634,000
Military, aerospace and
government systems	5,347,000	5,317,000	4,883,000
Total	$27,946,000	$29,491,000	$40,517,000

Note T - Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$7,355	$7,449	$6,307	$6,835
Software capitalization write-off				604
Gross profit	3,898	3,279	2,506	2,101
Restructuring charges	63	64	69	980
Stock compensation expense	158	129	71	88
Loss from operations	(1,836)	(2,075)	(3,027)	(4,402)
Net loss	$(1,900)	$(1,960)	$(2,929)	$(4,388)

Basic loss per share	$(0.17)	$(0.18)	$(0.26)	$(0.39)

	2009
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$6,927	$6,356	$7,876	$8,332
Gross profit	3,736	3,202	4,295	4,465
Restructuring charges	444		181
Impairment charges				4,278
Stock compensation expense	148	158	107	131
Loss from operations	(1,880)	(1,663)	(619)	(4,634)
Net loss	$(1,426)	$(4,731)	$(348)	$(3,607)

Basic loss per share	$(0.13)	$(0.43)	$(0.03)	$(0.32)

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010, according to the criteria.

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

  Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B - Other Information

None.

PART III

ITEM 10 - Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors:

Name	Age	Position	Term expires
Class I Directors:
Charles E. Maginness	78	Director	2011 annual meeting
E. Mark Rajkowski*	52	Director	2011 annual meeting*

Class II Directors:
Stuart B. Meisenzahl	69	Director and Secretary	2013 Annual Meeting
John M. Slusser	58	Chairman of the Board, President and Chief Executive Officer	2013 Annual Meeting
Class II Directors:
Dennis C. Connors	57	Director	2012 Annual Meeting
Robert L. Tillman	63	Director	2012 Annual Meeting

* On June 7, 2010, the Company announced that Mr. Rajkowski had informed the Board of Directors of his intent to not seek re-election when his current Board term expires at the 2011 Annual Meeting.

The following sets forth the background of each of our directors:

Dennis C. Connors has been an advisor to senior management of a number of private and public companies since 2005. Mr. Connors served from 2003-2004 as executive vice president of worldwide operations for 3Com, and served from 2002-2003 as president of CommWorks, a 3Com subsidiary which provided both wireless and wireline solutions to service providers worldwide. Mr. Connors previously was president of 3Com’s Business Connectivity Company. Prior to joining 3Com, Mr. Connors was executive vice president and general manager of the service business for Ericsson, Inc., and previously served the Ericsson/GE joint venture as vice president of worldwide marketing and vice president of global product development and operations for the Private Radio Systems Business. Mr. Connors came to the Ericsson/GE joint venture from GE where he held a number of executive positions.  Mr. Connors is considered to be uniquely qualified to serve as a director of the Company because of his extensive executive management experience in our industry, his broad knowledge of business, and his network of contacts within our industry.

Charles E. Maginness served as Chairman of our Board of Directors from 1986 to 2001 and served as our Chief Executive Officer from 1995 to 1997. From 1984 through 1986, he held the position of President and from 1984 through 1995 was also Chief Financial Officer. From 1970 to 1983, Mr. Maginness was employed by Kayex Corporation where he held several positions, including President and Chief Executive Officer, and President of its Hamco Division.  Mr. Maginness is considered to be uniquely qualified to serve as a director of the Company because of his prior management experience with the Company, his extensive business acumen, his financial expertise and his industry knowledge.

Stuart B. Meisenzahl has served as a director of the Company since 2001. He is a former partner in the law firm of Harter, Secrest & Emery LLP, which continues to serve as general counsel to the Company. He was affiliated with the firm for 36 years, retiring in 1999, and he practiced principally in the areas of federal securities law and biotechnology licensing. Following his retirement, Mr. Meisenzahl has acted as a business consultant to a number of biotechnology companies. In addition, he has served as director or trustee of a number of charitable organizations in Rochester, New York.  Mr. Meisenzahl is considered to be uniquely qualified to serve as a director of the Company because of his broad business acumen and his knowledge of licensing technology and SEC compliance.

E. Mark Rajkowski has been Senior Vice President and Chief Financial Officer of MeadWestvaco Corporation since 2004 and has served as director of the Company since 2003. From December 2003 to August 2004, Mr. Rajkowski was Vice President and General Manager, Worldwide Operations, Digital Film and Imaging Systems Business, for Eastman Kodak Company. From January 2003 to December 2003, he held the position of Chief Operating Officer of Kodak’s Digital and Applied Imaging Division. From 2001 to 2003, he held the position of Vice President of Finance for Eastman Kodak and from 1998 until 2001 he held the position of Corporate Controller for Eastman Kodak.   Mr. Rajkowski is considered to be uniquely qualified to serve as a director of the Company because of his financial and accounting expertise, his extensive executive management experience, and his demonstrated business acumen.

John M. Slusser, a founder of the Company, has served as President and Chief Executive Officer since January 2007, after serving as interim President and Chief Executive Officer since October 2006, Chairman of the Board of Directors since June 2001, as a director since our formation in 1981 and as Chief Strategic Officer from January 2003 to May 2005. From 1981 through 1995, he held various positions within the Company, including President and Chief Executive Officer. From 1995 until 2000, he served as Chairman of the Board of InformationView Solutions Corporation and from 1995 to 1999 he served as that company’s Chief Executive Officer. Since 2000, he has served as President of Radio Daze LLC, a vintage electronics company. Prior to founding the Company, Mr. Slusser held various positions at Computer Consoles, Inc. (now a division of Nortel Networks). Mr. Slusser holds a BSEE degree from Rochester Institute of Technology.  Mr. Slusser is considered to be uniquely qualified to serve as a director of the Company because of his lifelong experience in our industry and his deep knowledge of our Company, its industry, and its people.

Robert L. Tillman has been an independent business consultant since 2002. From 2000 to 2002, he served as General Manager in Intel’s Embedded Intel Architecture Division, where he was responsible for the operations of Ziatech Corporation. From 1997 to 2000 he held the position of President of Ziatech Corporation. From 1971 to 1997, Mr. Tillman held various positions at Hewlett Packard. Mr. Tillman is considered to be uniquely qualified to serve as a director of the Company because of his prior executive management experience in our industry, his network of contacts within our industry, and his extensive business acumen.

Audit Committee

The Company’s Board of Directors has a standing Audit Committee comprised of three non-employee director members.  At present, Messrs. Rajkowski, Connors and Meisenzahl serve as members of the Audit Committee, and Mr. Rajkowski serves as Chairperson.  The Board has determined that Mr. Rajkowski qualifies as an “audit committee financial expert” under applicable SEC rules.

Executive Officers

The following table sets forth information regarding individuals who are serving or served as our executive officers during 2010:

Name	Age	Position
John J. Grana	55	Senior Vice President - Products and Technology
Dorrance W. Lamb	63	Senior Vice President and Chief Financial Officer
William E. Mahuson	60	Senior Vice President
J. Patrick Rice	52	Senior Vice President - Sales, Marketing and Services
John M. Slusser	58	Chairman of the Board, President and Chief Executive Officer

The following sets forth the background of each of our executive officers:

John J. Grana has served as Senior Vice President, Products and Technology since March 2009.  Previously, Mr. Grana served as Senior Vice President and General Manager of the Embedded Systems Group from January 2007 to March 2009. From November 2005 to 2007, he served as Senior Vice President of Systems Engineering. From 2000 to 2005 he served as Vice President of Software Engineering. From 1997 to 2000, he held the position of Vice President and General Manager of the Controller Products Group. From 1994 to 1997, he held the position of Vice President of Software Engineering. From 1990 to 1994, he held the position of Technical Director of the Workstation Products business unit, and from 1986 to 1990, he served in various engineering positions. Prior to joining the Company, he held various engineering positions with Computer Consoles, Inc. (now a division of Nortel Networks). Mr. Grana holds a BS degree in computer science from Rochester Institute of Technology.

Dorrance W. Lamb has served as Chief Financial Officer of the Company since 1995 and as Senior Vice President since November 2005. From 1992 to 2005 he served as Vice President of Finance. Prior to joining the Company, he was Senior Vice President for Finance and Administration at Infodata Systems, Inc. based in Fairfax, Virginia. Mr. Lamb is a certified public accountant and holds a BS degree in accounting from Benjamin Franklin University.

William E. Mahuson, served as Senior Corporate Vice President from March 2007 until his retirement from the Company in November 2010.  Mr. Mahuson continues to receive salary and employee benefits through April 2011.  From 2005 to 2007 he served as Vice President of Business Development. From 1987 to 2005 he served as Vice President. From 1992 to 1995 he served as General Manager of the UconX business unit of the Company. From 1987 to 1990, he served as Vice President, Engineering. Prior to joining the Company, he held various technical and technical management positions with Computer Consoles, Inc. and Xerox Corporation. Mr. Mahuson holds a BS degree in electrical engineering from Rensselaer Polytechnic Institute.

J. Patrick Rice has served as Senior Vice President, Sales, Marketing and Services since March 2009.  Previously, Mr. Rice served as Vice President and General Manager - Signaling Systems Group from January 2007 to March 2009. Prior to that appointment, he served as Vice President of Worldwide Signaling Sales and Marketing since joining the Company in June 2006. From 2005 to 2006, Mr. Rice was an independent sales consultant for the telecom equipment industry. Mr. Rice held key senior positions at Tekelec for twelve years from 1992 to 2004, most recently serving as Vice President-Global Sales for Tekelec’s switching division. Prior to joining Tekelec, Mr. Rice held various engineering and sales positions with Nortel Networks. Throughout his career, Mr. Rice has served on various industry committees in both participative and leadership roles.

John M. Slusser, a founder of the Company, has served as President and Chief Executive Officer since October 2006.  Further information about Mr. Slusser is set forth above in the Board of Director’s section.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics (the “Code”) applies to all directors, officers and employees or associates of the Company and its subsidiary companies. It is intended to promote the highest standards of honesty and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full and understandable disclosure in reports and documents filed with the SEC, compliance with applicable governmental rules and regulations, the prompt reporting of violations of the Code to an appropriate person or persons identified in the Code, and accountability for adherence to the Code.  The Code complies with the requirements of Item 406 of the SEC’s Regulation S-K.

The Board has established a means for employees, customers, suppliers, stockholders and other interested parties to submit confidential and anonymous reports of suspected or actual violations of the Company’s Code of Business Conduct and Ethics.

Any employee, stockholder or other interested party can send an email to auditcommittee@pt.com to submit a report of suspected or actual violations of the Company’s Code of Business Conduct and Ethics. In addition, communications can be sent to the Chairman of our Audit Committee at:

Mr. E. Mark Rajkowski

                                MeadWestvaco Corporation

                                Worldwide Headquarters

                                11013 W. Broad Street

                                Glen Ellen, VA  23060

The Company’s Code of Business Conduct and Ethics is available on our website at www.pt.com in the Investors section.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of such reports furnished to us and written representations from certain reporting persons, we believe that our executive officers, directors and more than 10% stockholders timely filed all Section 16(a) reports required to be filed by them during the most recent fiscal year.

ITEM 11 - Executive and Director Compensation

Overview

The Compensation Committee (the “Committee”) of the Board has responsibility for establishing, implementing and continually monitoring executive compensation. The Committee’s focus is to establish compensation at levels necessary to attract, retain and motivate the best possible executive talent.  Historically, the Committee has developed our executive compensation programs based on input from our Chief Executive Officer, third-party compensation surveys, the officers’ current compensation, our financial condition, our operating results, and individual performance.

Throughout this section, the individual who served as the Company’s Chief Executive Officer during 2010, as well as the other individuals included in the 2010 Summary Compensation Table included below, are referred to as the “Named Executive Officers.”

For the year ended December 31, 2010, the principal components of compensation for our Named Executive Officers consisted of base salary and long-term incentive award compensation.  Historically, the Committee has established a short term incentive program to recognize exceptional performance and to assist in catching up with the targeted compensation goal.  However, during the past two years, the Company’s financial performance has not met the Committee’s minimum expectations for such a program.

2010 SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the Named Executive Officers for the years ended December 31, 2010 and 2009:

Name and Principal Position	Year	Salary	Non-equity incentive plan compensation	Stock awards	Stock option awards(1)	All other compen- sation(2)	Total
John M. Slusser Chief Executive Officer and President	2010 2009	$330,000 $330,000	- -	- -	$63,870 $59,641	$ 6,099 $ 7,299	$399,969 $396,940
Dorrance W. Lamb Senior Vice President and Chief Financial Officer	2010 2009	$237,602 $237,602	- -	- -	$ 29,806 $ 29,821	$ 5,933 $ 6,303	$273,341 $273,726
J. Patrick Rice Senior Vice President - Sales, Marketing and Services	2010 2009	$246,278(3) $257,831(3)	- -	- -	$ 34,064 $ 29,821	$14,823 $14,342	$295,164 $301,994

 (1)          The dollar value of stock option awards set forth in this column is equal to the grant-date fair value of stock-based compensation cost calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“Topic 718”).  A discussion of the assumptions used in calculating the amount is set forth in Note J to Consolidated Financial Statements included in this Form 10-K.

(2)       All other compensation includes benefits paid for automobile allowances, 401(k) contributions, health insurance and life insurance.

(3)       Mr. Rice’s reported salary amounts include sales commissions based on sales of certain specific products.  This commission amounted to $46,275 in 2010 and $57,828 in 2009.

                OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

PT grants awards of equity compensation under our 2003 Omnibus Incentive Plan.  On January 18, 2010, we granted the following number of stock options to each of our Named Executive Officers:  Mr. Slusser - 75,000; Mr. Lamb – 35,000; and Mr. Rice – 40,000.  The exercise price of these options was $2.97, which was the closing price of our Common Stock on the date of grant.  The grant-date fair value of these stock options is included above in the Option Awards column of the Summary Compensation Table.

The shares subject to these stock options vest over a three-year period as follows: 20% vests on the first anniversary of the date of grant; and additional 30% vests on the second anniversary of the date of grant; and the remaining 50% vests on the third anniversary of the date of grant.  Mr. Slusser’s and Mr. Lamb’s stock options become fully vested and exercisable upon a change of control of the Company.  All of these stock options are exercisable for a five-year period commencing on the date of grant and provide the right for the Named Executive Officer to exercise vested options for one year following termination, death, disability or resignation.

The following table sets forth information regarding the number of shares of Common Stock underlying exercisable and unexercisable stock options outstanding on December 31, 2010 for our Named Executive Officers. The Company has not made any awards other than stock option awards.

Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)
				Option
				Exercise	Option
				Price	Expiration
Name				($)	Date
John M. Slusser	10,000	- (1)		$7.08	5/25/2011
	15,000	- (2)		5.82	1/16/2012
	50,000	- (3)		4.93	5/24/2012
	17,500	17,500 (4)		5.38	7/8/2013
	14,000	56,000 (8)		2.59	3/12/2014
	-	75,000 (9)		2.97	1/18/2015

Dorrance W. Lamb	15,000	- (3)		4.93	5/24/2012
	12,000	- (5)		5.78	5/17/2013
	16,000	4,000 (6)		6.64	3/17/2016
	9,375	9,375 (4)		5.38	7/8/2013
	7,000	28,000 (8)		2.59	3/12/2014
	-	35,000 (9)		2.97	1/18/2015

J. Patrick Rice	16,000	4,000 (7)		5.58	11/1/2016
	15,000	- (3)		4.93	5/24/2012
	11,750	11,750 (4)		5.38	7/8/2013
	7,000	28,000 (8)		2.59	3/12/2014
	-	40,000 (9)		2.97	1/18/2015

(1)           These options were granted to Mr. Slusser as a non-employee director of the Company.

(2)           These options became fully vested on January 16, 2008.

(3)           These options became fully vested on May 24, 2010.

(4)           These options became twenty percent vested on July 8, 2009, became fifty percent vested on July 8, 2010, and will become fully vested on July 8, 2011.

(5)           These options became fully vested on May 17, 2009.

(6)           These options will become fully vested on March 17, 2011.

(7)           These options will become fully vested on November 1, 2011.

(8)           These options vested twenty percent on March 12, 2009, became fifty percent vested on March 12, 2010 and became fully vested on March 12, 2011.

(9)           These options vested twenty percent on January 18, 2011, become fifty percent vested on March 12, 2010 and become fully vested on March 12, 2011.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The Committee views severance protection for executive officers as a necessary part of compensation to remain competitive in the market. The Named Executive Officers and certain other key executives are eligible for certain benefits in the event their employment is terminated without cause. These benefits are:

•         Subject to our regular payroll policies and practices, the continuation of salary, automobile, and health insurance benefits for six months after the date the executive employee’s employment ends;

•         Accelerated vesting of all outstanding stock options that would have vested within one year from the date of termination; and

•         The payment of any earned but unpaid bonus for the prior year.

The Board has determined that “cause” means (i) continually and willfully failing to perform the lawful responsibilities assigned to the executive employee; (ii) engaging in conduct that is demonstrably and materially harmful to the Company, including, but not limited to, engaging in inappropriate conduct toward other personnel or customers of the Company, being under the influence of alcohol or non-prescription drugs while at work, failing to comply with the provisions of a confidentiality agreement; (iii) misappropriating the Company’s property; (iv) being convicted of a felony or other crimes of moral turpitude; or (v) mishandling material, nonpublic information.

The following table sets forth the estimated payments that would be made in the event of a termination without cause or change in control for the Named Executive Officers who are currently employed by the Company as of December 31, 2010:

	Mr. Slusser	Mr. Lamb	Mr. Rice
Cash severance payment	$165,000	$118,801	$100,002
Accelerated stock options (1)	-	-	-
Continued health care benefits	-	1,717	4,362
Continued auto allowance	3,000	1,200	3,000
Total	$168,000	$121,718	$107,364

(1)       This amount would be based on the difference between the closing price of our Common Stock on December 31, 2010 and the exercise prices for each option for which vesting would accelerate.

ESTIMATED VALUE ON CHANGE IN CONTROL

Certain stock options granted to the Named Executive Officers will vest immediately in the event of a change in control. The exercise price of these options was greater than the closing price of the Company’s Common Stock on December 31, 2010.

2010 Director Compensation

The Company uses a combination of cash and stock option-based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board.  Board compensation is determined by the Compensation Committee of the Board.

Cash Compensation Paid to Board Members

For the year ended December 31, 2010, members of the Board who are not employees of the Company are entitled to receive $15,000 if they attend at least 75 percent of the scheduled Board meetings and an additional $1,000 for each meeting attended, including meetings attended telephonically. The Chairman of the Board, if a non-employee, would receive an annual retainer of $10,000. The Board Secretary, if a non-employee, receives an annual retainer of $1,000, and an additional $500 for each meeting attended. Directors who serve as a committee chair, or committee member, receive an annual retainer of $5,000 and $2,500, respectively, for the Audit Committee; $2,500 and $1,250, respectively for the Compensation Committee; and $1,500 and $750, respectively for the Nominating Committee. In addition, each committee member receives $500 for each committee meeting attended.  In addition to compensation paid to Board members, each member also receives reimbursement for reasonable company-related travel expenses.

Stock Option Program

Each non-employee director receives a stock option grant for 10,000 shares of Common Stock on the day of our Annual Meeting of Stockholders.  The exercise price for these options is the fair market value of our Common Stock as of market close on the date of the option grant. Options vest on the first anniversary of the grant date and expire five years from the date of grant.

2010 DIRECTOR SUMMARY COMPENSATION TABLE

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2010, and the grant-date fair value of stock option awards for the year ended December 31, 2010:

	Fees Earned	Option
	or Paid in	Awards	Total
Name	Cash ($)	($)(1,2)	($)
Dennis C. Connors	$31,250	$6,482	$37,732
Charles E. Maginness	$28,750	$6,482	$35,232
Stuart B. Meisenzahl	$33,750	$6,482	$40,232
E. Mark Rajkowski	$30,000	$6,482	$36,482
Robert L. Tillman	$26,250	$6,482	$32,732

(1)     The amounts listed are equal to the grant-date fair value of options awarded in 2010.  Compensation cost recognized in 2010 for financial statement purposes in accordance with Topic 718, except no assumptions for forfeitures were included.  A discussion of the assumptions used in calculating the amount is set forth in Notes A and J to Consolidated Financial Statements included in Note J to our Financial Statements included above.

(2)     The number of unexercised stock options (vested and unvested) held by the non-employee directors at December 31, 2010 was as follows: Mr. Tillman (50,000), Mr. Meisenzahl (50,000), Mr. Maginness (50,000), Mr. Rajkowski (50,000) and Mr. Connors (38,333).

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Plan Information

In May 2001, the stockholders approved the 2001 Stock Option Plan.  The 2001 Stock Option Plan replaced the 1986 Incentive Stock Option Plan which expired on December 31, 2001.  In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The following table provides certain information regarding the Company’s equity compensation plans as of December 31, 2010:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column a)
Equity compensation plans approved by security holders	1,662,933	$4.42	695,311

Equity compensation plans not
approved by security holders
Total	1,662,933	$4.42	695,311

The Company has no equity compensation plans that have not been approved by its stockholders.

The following table, with notes thereto, sets forth as of March 25, 2011 certain information regarding the Common Stock held by (i) persons known to us who own beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our Named Executive Officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated immediately beneath the beneficial owner’s name, the address of each beneficial owner listed in the table below is c/o PT, 205 Indigo Creek Drive, Rochester, New York 14626.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Quaker Capital Management Corp. Arrott Building, 401 Wood Street, Suite 1300 Pittsburgh, PA 15222	1,594,115(2)	14.3%
Ameriprise Financial, Inc. 145 Ameriprise Financial Center, Minneapolis, MN 55474	1,315,995(3)	11.8%
Dimensional Fund Advisors LP 1299 Ocean Avenue, Santa Monica, CA	897,090(4)	8.1%
Harris B. Leviton 91 Revere Street, Boston, MA 02114	600,600(5)	5.4%
Charles E. Maginness	641,242(6)	5.7%
John M. Slusser	412,261(7)	3.7%
Dorrance W. Lamb	121,543(8)	1.1%
J. Patrick Rice	68,250(9)	*
Robert L. Tillman	75,000(10)	*
Stuart B. Meisenzahl	43,250(11)	*
E. Mark Rajkowski	40,350(12)	*
Dennis C. Connors	28,333(13)	*

All Directors and Executive Officers as a Group (9 persons)	1,584,254(14)	12.2%

* Less than 1%.

(1)       Percentage of common shares beneficially owned is based upon 11,116,397 shares of Common Stock outstanding as of March 25, 2011.

(2)        The following information is derived from Amendment No. 3 to Schedule 13G, dated February 16, 2010, filed by Quaker Capital Management Corporation. Quaker Capital Partners I, L.P.; Quaker Premier, L.P.; Quaker Capital Partners II, L.P.; Quaker Premier II, L.P.; and Mark G. Schoeppner are the listed affiliates of Quaker Capital Management Corporation through which the securities being reported by Quaker Capital Management Corporation were acquired.  Quaker Premier, L.P. is the sole general partner of Quaker Capital Partners I, L.P. Quaker Premier II, L.P. is the sole general partner of Quaker Capital Partners II, L.P. Quaker Capital Management Corporation has shared voting and dispositive power over 1,594,115 shares. Quaker Capital Partners I, L.P. and Quaker Premier, L.P. report sole voting and dispositive power over 1,053,300 shares. Quaker Capital Partners II, L.P. and Quaker Premier II, L.P. report sole voting and dispositive power over 540,815 shares.  Mark G. Schoeppner disclaims beneficial ownership of 1,594,115 shares that may be deemed to be beneficially owned by Quaker Capital Partners I, L.P. and Quaker Capital Partners II, L.P.

(3)        The following information is derived from Amendment No. 1 to Schedule 13G, dated February 11, 2011, filed by Ameriprise Financial, Inc.  Columbia Investment Management Advisors, LLC; is a listed subsidiary which acquired the securities being reported by the parent holding company. Columbia Investment Management Advisors, LLC is an investment advisor to Columbia Small Cap Core Fund, which is a registered investment company.  Ameriprise Financial, Inc. has shared dispositive power over 1,315,995 shares and shared power to vote or to direct the voting of 889,720 shares. Columbia Management Investment Advisors, LLC has shared dispositive power over 1,315,995 shares, and shared power to vote or to direct the voting of 889,720 shares. Columbia Small Cap Core Fund has shared dispositive power over 643,041 shares, and sole power to vote or to direct the voting of 643,041 shares.

(4)        The following information is derived from Amendment No. 4 to Schedule 13G, dated February 11, 2011 filed by Dimensional Fund Advisors LP.  Dimensional Fund Advisors LP has sole voting power over 885,781 shares and sole dispositive power over 897,090 shares.

(5)        The following information is derived from Amendment No. 2 to Schedule 13G, dated February 11, 2011 filed by Harris B. Leviton.  Mr. Leviton has sole voting and dispositive power over 598,750 shares and shared voting and dispositive power over 1,850 shares.

(6)        Includes (a) 50,000 shares of Common Stock issuable upon exercise of options currently exercisable; and (b) 93,247 shares of Common Stock owned of record by Mr. Maginness’ wife. Mr. Maginness disclaims beneficial ownership of the shares owned by his wife.

(7)        Includes (a)142,500 shares of Common Stock issuable upon exercise of options currently exercisable; and (b) 10,000 shares of Common Stock owned of record by Mr. Slusser’s wife.  Mr. Slusser disclaims beneficial ownership of the shares owned by his wife. Excludes 112,500 shares of Common Stock issuable upon exercise of options not yet vested.

(8)        Includes 80,875 shares of Common Stock issuable upon exercise of options currently exercisable. Excludes 54,875 shares of Common Stock issuable upon exercise of options not yet vested.

 (9)       Includes 68,250 shares of Common Stock issuable upon exercise of options currently exercisable.  Excludes 65,250 shares of Common Stock issuable upon exercise of options not yet vested.

(10)      Includes 50,000 shares of Common Stock issuable upon exercise of options currently exercisable.

(11)      Includes 50,000 shares of Common Stock issuable upon exercise of options currently exercisable.

(12)      Includes (a) 50,000 shares of Common Stock issuable upon exercise of options currently exercisable; and (b) 350 shares of Common Stock owned of record by Mr. Rajkowski’s wife. Mr. Rajkowski disclaims beneficial ownership of the shares owned by his wife.

(13)      Includes 38,333 shares of Common Stock issuable upon exercise of options currently exercisable.

(14)      Includes 629,333 shares of Common Stock issuable upon exercise of options currently exercisable. Excludes 291,500 shares of Common Stock issuable upon exercise of options not yet vested.

ITEM 13 - Certain Relationships, Related Transactions and Director Independence

There were no transactions with related persons, as defined by the rules of the Securities and Exchange Commission, during 2010.

Each year, the Board affirmatively determines the independence of each director and nominee for election as a director as required by the NASDAQ Listing Standards.

Based on these standards, the Board affirmatively determined that each of the following non-employee directors is independent and has no relationship with the Company, except as a director and, if applicable, stockholder of the Company:

(1) Dennis C. Connors	(4) E. Mark Rajkowski
(2) Charles E. Maginness	(5) Robert L. Tillman
(3) Stuart B. Meisenzahl

In addition, based on such standards, the Board affirmatively determined that John M. Slusser is not independent because he is the chairman, president and chief executive officer of the Company.

ITEM 14 - Principal Accountant Fees and Services

During 2010 and 2009, PricewaterhouseCoopers LLP billed us the following fees for the services discussed below:

	2010	2009
Audit Fees	$216,000	$248,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	2,000	2,000
Total	$218,000	$250,000

Audit Fees:  Audit fees in 2010 and 2009 were billed for the audit of the Company’s annual consolidated financial statements.  Audit fees in both years include charges for the auditors’ review of our interim financial statements included in Form 10-Q filed with the SEC as well as fees related to assistance with regulatory reviews of Company filings, if any.

Audit-Related Fees:  PricewaterhouseCoopers LLP did not incur any audit-related fees in either 2010 or 2009.

Tax Fees:  PricewaterhouseCoopers LLP did not incur any tax fees in either 2010 or 2009.

All Other Fees:  All other fees in 2010 and 2009 were related to a subscription for an accounting literature research product.

All audit and other fees paid in 2010 and 2009 were approved by the Audit Committee.

Effective in 2003, the Audit Committee established the following guidelines for securing non-audit services:

•         The chairperson for the Audit Committee can authorize management, in advance, to secure non-audit services up to $25,000 provided the Committee is informed on a timely basis of such commitment.

•         The Audit Committee must pre-approve each non-audit service in excess of $25,000.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(1)     Financial Statements

The financial statements filed as part of this report are included in the response to Item 8 of Part II of this Form 10-K.

(2)   Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts		Additions Charged (credited) to earnings	Deductions Amounts written off (recoveries)	Balance at end of period
	Balance at beginning of period

Year End December 31, 2010
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$160,000	$91,000	$1,000	$250,000

Year End December 31, 2009
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$410,000	$(226,000)	$24,000	$160,000

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$453,000	$(4,000)	$39,000)	$410,000

Valuation Allowance for Deferred Tax Assets
		Additions Charged to earnings	Deductions Amounts written off (recoveries)	Balance at end of period
	Balance at beginning of period

Year End December 31, 2010
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$6,222,000	$4,022,000	$-	$10,244,000

Year End December 31, 2009
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$460,000	$6,147,000	$(385,000)	$6,222,000

Year End December 31, 2008
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$157,000	$303,000	$-	$460,000

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)                 Exhibits

Exhibit             Ref.

Number           Number           Description

#2.1                  (*)                    Asset Sale Agreement between Registrant and GENBAND dated as of January

                                                  11, 2011

2.2                    (*)                    Intellectual Property License Agreement between Registrant and GENBAND dated as of January 11, 2011

3.1                    (1)                    Restated Certificate of Incorporation

3.2                    (2)                    Certificate of Amendment

3.3                    (1)                    Amended By-laws

3.3                    (7)                    Amendment to By-laws

4.1                    (1)                    Form of Common Stock Certificate

4.5                    (3)                    Rights Agreement

4.6                    (4)                    2001 Incentive Stock Option Plan

4.7                    (6)                    2003 Omnibus Incentive Plan

10.16                (1)                    License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992

10.30                (1)                    Form of Stock Option Agreement

10.33a              (5)                    Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC

10.33b              (5)                    First Amendment to Lease dated as of July 19, 2001 between the Registrant and Christa PT, LLC

10.33c              (5)                    Second Amendment to Lease dated as of July 31, 2001 between the Registrant and Christa PT, LLC

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

32.1                  (*)                     Section 1350 Certification

__________________________________________________________________________________

(1)       Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).

(2)       Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on March 30, 2000.

(3)       Incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A12G filed November 8, 2000 (Registration No. 000-27460).

(4)       Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on April 27, 2001.

(5)       Incorporated by reference to Exhibits 10.33(a)-(c) of the Quarterly Report on Form 10-Q filed on August 14, 2001.

(6)       Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on April 30, 2003.

(7)       Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed December 28, 2007.

 #        Performance Technologies, Incorporated has requested confidential treatment of certain information contained in this exhibit.  Such information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.

(*)      Included with this report.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                      Performance Technologies, Incorporated

Date:  March 31, 2011                                                                                       By:/s/ John M. Slusser

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

                Signature                                               Title                                                        Date

/s/John M. Slusser                           Chairman of the Board,                               March 31, 2011

John M. Slusser                                    President, Chief Executive

                                                                Officer (Principal Executive

                                                                Officer)

/s/Dorrance W. Lamb                      Senior Vice President and                          March 31, 2011

Dorrance W. Lamb                              Chief Financial Officer (Principal

                                                                Financial and Accounting

                                                                Officer)

/s/Dennis C. Connors                      Director                                                           March 31, 2011

Dennis C. Connors

/s/Charles E. Maginness               Director                                                           March 31, 2011

Charles E. Maginness

/s/Stuart B. Meisenzahl               Director                                                           March 31, 2011

Stuart B. Meisenzahl

/s/E. Mark Rajkowski                     Director                                                           March 31, 2011

E. Mark Rajkowski

/s/Robert L. Tillman                      Director                                                           March 31, 2011

Robert L. Tillman

