Form 10-Q
period 2011-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2011-05-16
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2011
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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of April 30, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$5,084,000	$12,796,000
Investments	4,269,000	3,753,000
Accounts receivable, net	8,242,000	5,478,000
Inventories	7,635,000	7,787,000
Prepaid expenses and other assets	1,058,000	940,000
Prepaid income taxes	110,000	31,000
Fair value of foreign currency hedge contracts		17,000
Total current assets	26,398,000	30,802,000

Investments	1,441,000	2,677,000
Property, equipment and improvements, net	2,629,000	2,162,000
Software development costs, net	4,053,000	3,995,000
Purchased intangible assets, net	5,247,000	804,000
Total assets	$39,768,000	$40,440,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,687,000	$2,756,000
Other payable	979,000
Accrued expenses	5,303,000	4,865,000
Total current liabilities	7,969,000	7,621,000
Deferred income taxes	51,000	51,000
Total liabilities	8,020,000	7,672,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,131,000	17,042,000
Retained earnings	24,302,000	25,400,000
Accumulated other comprehensive income		11,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	31,748,000	32,768,000
Total liabilities and stockholders' equity	$39,768,000	$40,440,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,

	2011	2010

Sales	$9,672,000	$7,355,000
Cost of goods sold	5,179,000	3,457,000
Gross profit	4,493,000	3,898,000

Operating expenses:
Selling and marketing	1,923,000	2,373,000
Research and development	2,180,000	1,990,000
General and administrative	1,492,000	1,308,000
Restructuring charges	122,000	63,000
Total operating expenses	5,717,000	5,734,000
Loss from operations	(1,224,000)	(1,836,000)

Other income, net	75,000	63,000
Loss before income taxes	(1,149,000)	(1,773,000)

Income tax (benefit) provision	(51,000)	127,000
Net loss	$(1,098,000)	$(1,900,000)

Basic loss per share	$(0.10)	$(0.17)

Weighted average number of common shares used in basic loss per share	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2011	2010
Cash flows from operating activities:
Net loss	$(1,098,000)	$(1,900,000)
Non-cash adjustments:
Depreciation and amortization	781,000	617,000
Amortization of purchased intangible assets	253,000
Stock-based compensation expense	89,000	158,000
Loss on disposal of equipment	5,000
Deferred income taxes		(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,764,000)	1,911,000
Inventories	202,000	(505,000)
Prepaid expenses and other assets	(118,000)	15,000
Accounts payable and accrued expenses	(640,000)	563,000
Income taxes payable and prepaid income taxes	(73,000)	95,000
Net cash (used) provided by operating activities	(3,363,000)	949,000

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets	(4,377,000)
Purchases of property, equipment and improvements	(91,000)	(330,000)
Capitalized software development costs	(601,000)	(628,000)
Purchases of investments		(1,720,000)
Proceeds from sales of investments	720,000	2,560,000
Net cash used by investing activities	(4,349,000)	(118,000)

Net (decrease) increase in cash and cash equivalents	(7,712,000)	831,000
Cash and cash equivalents at beginning of year	12,796,000	17,563,000
Cash and cash equivalents at end of year	$5,084,000	$18,394,000

Supplemental Disclosure of Cash Flow Information:
Other payable incurred for the purchase of assets	$973,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note A – Basis of Presentation and Changes in Significant Accounting Policies

The interim unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (collectively “PT” or “the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2010, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  As noted in Note B, certain reclassifications have been made to the December 31, 2010 financial information in order to conform to the current quarter presentation.

Our preparation of the interim unaudited Consolidated Financial Statements’ of PT requires us to make estimates and assumptions that affect the amounts in those financial statements and accompanying notes.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

Revenue Recognition for Arrangements with Multiple Deliverables –

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. As a result, these arrangements are accounted for in accordance with new, “non-software” guidance for arrangements with multiple deliverables.  The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables.  The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.

We have adopted this guidance as of January 1, 2011. As most of our signaling products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to these transactions.  The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the first quarter of 2011.  Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material.  However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

The new guidance does not generally change the units of accounting for our revenue transactions. For our multiple deliverable arrangements, our products and services qualify as separate units of accounting.  Our multiple deliverable arrangements generally include a combination of our telecommunications hardware and software products, services including installation and training, and support services.  These arrangements typically have both software and non-software components that function together to deliver the product’s essential functionality. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For substantially all of our multiple deliverable arrangements, we defer support and services revenue, and recognize revenue for delivered products in an arrangement when persuasive evidence of an arrangement exists and delivery of the last product has occurred, provided the fee is fixed or determinable, and collection is deemed probable. In instances where final acceptance of the product is based on customer specific criteria, revenue is deferred until the earlier of the receipt of customer acceptance or the expiration of acceptance period.  Support revenue is recognized ratably over the term of the support period.  Services revenue is typically recognized upon completion of the services for fixed-fee service arrangements, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). For service arrangements that are billed on a time and material basis, we recognize revenue as the services are performed.

For multiple deliverable arrangements entered into prior to January 1, 2011 and not materially modified after that date, we recognize revenue based on the existing software revenue recognition guidance, which require the entire fee from the arrangement to be allocated to each respective element based on its relative selling price using VSOE.  For such arrangements, when we are unable to establish VSOE for the delivered telecommunications products, we utilize the residual method to allocate revenue to each of the elements of an arrangement.  Under this method, we allocate the total fee in an arrangement first to the undelivered elements (typically support and services) based on VSOE of those elements, and the remaining, or “residual” portion of the fee to the delivered elements (typically the product or products).

For multiple deliverable arrangements entered into after January 1, 2011, we recognize revenue based on the new non-software revenue recognition guidance.  We allocate consideration to each deliverable in an arrangement based on its relative selling price. We follow a hierarchy to allocate the selling price of VSOE, then TPE and finally BESP. Because we rarely sell such products on a stand-alone basis or without support, we are not able to establish VSOE for these products. Additionally, we generally expect that we will not be able to establish TPE due to the nature of our products and the markets in which we compete. Accordingly, we expect the selling price of our proprietary hardware and software products to be based on our BESP. We have established VSOE for our support and services and, therefore, we utilize VSOE for these elements.

Since the adoption of the new guidance, we have primarily used the same information used to set pricing strategy to determine BESP. The Company has corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables and the characteristics of the geographical markets in which the deliverables are sold.  We plan to analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis.

Note B – Asset Purchase

In January 2011, the Company entered into an asset purchase agreement with GENBAND to acquire GENBAND's Universal Signaling Platform (“USP”) and SP2000 signaling technology which GENBAND acquired in its May 2010 acquisition of Nortel's Carrier VoIP and Application Solutions business.  In connection with this transaction, the Company acquired software, equipment, inventories, and intellectual property including a signaling-related patent, a license under GENBAND's signaling patent portfolio and an assignment in part of signaling technology conveyed to GENBAND under license from Nortel.  The total consideration for these assets is $5,378,000, of which $4,000,000 was paid at closing in January 2011, $378,000 was paid for transaction-related expenses, and $1,000,000 is due in January 2012.  This payable, discounted at 3%, had a present value of $973,000 at the date of closing.

In addition to the acquisition of assets, the Company agreed to provide GENBAND with ongoing development, support and maintenance of signaling solutions, and solutions for stand-alone signaling applications as well as integrated signaling capabilities.

Approximately $613,000 of the total consideration for the GENBAND assets was allocated to property, plant and equipment, $50,000 to inventory, and the remainder was allocated to purchased intangible assets, including the estimated value of the support contract, which amounted to $986,000, and purchased developed technologies, which amounted to $3,710,000.

In addition to the software technologies acquired from GENBAND, the Company has reclassified the technologies acquired in 2009 from Pactolus (with a cost of $835,000 and accumulated amortization of $31,000 at December 31, 2010) from software development costs, net, into purchased intangible assets.  Purchased intangible assets are being amortized over estimated useful lives of three to five years.

Purchased intangible assets consist of the following at March 31, 2011:

Purchased developed technologies	$4,545,000
Support contracts	986,000
Total	5,531,000
Less-accumulated amortization	(284,000)
Net purchased intangible assets	$5,247,000

Note C – Litigation

In December 2009, the Company became aware that Tekelec, a California corporation headquartered in Morrisville, North Carolina, had filed but not served a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina.  The complaint alleged that certain of the Company’s signaling systems products infringe three of Tekelec’s issued patents and sought a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company through its designated agent in North Carolina.  The amended complaint contained the same allegations as the original complaint but added two patents to the number of patents which Tekelec alleged the Company’s signaling systems products infringe.  Subsequently, the complaint was further amended to add a sixth patent which Tekelec alleged the Company’s signaling systems product infringe.

As a result of ongoing discussions, PT and Tekelec have agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation has now been dismissed without prejudice.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

Note D – Investments

Investments are stated at fair value and consisted of the following:

	March 31, 2011	December 31, 2010
Corporate bonds	$3,185,000	$3,190,000
U.S. Government bond	2,004,000	2,000,000
Certificates of deposit	521,000	1,240,000
Total investments	5,710,000	6,430,000
Less-current investments	(4,269,000)	(3,753,000)
Non-current investments	$1,441,000	$2,677,000

The Company’s bond investments have a cumulative par value of $5,053,000.  Bonds with an aggregate par value of $1,353,000 mature in 2012 and 2013, while the remaining bonds mature in 2011 and are classified as current assets.  As of December 31, 2010, the Company changed its classification of investments from held-to-maturity to available-for-sale because it determined that it is probable that at least some of its investments may need to be sold prior to maturity in order to fund operations.  As such, any unrealized gains or losses are included in accumulated other comprehensive income.  One such non-current investment with a par value of $1,200,000 was sold subsequent to March 31, 2011 with a realized gain of $11,000.  At March 31, 2011, the fair value of the Company’s investments was equal to their cost basis.

Note E – Inventories, net

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
Purchased parts and components	$1,328,000	$2,040,000
Work in process and purchased assemblies	4,833,000	4,639,000
Finished goods	1,474,000	1,108,000
Net	$7,635,000	$7,787,000

Note F – Software Development Costs

Software development costs consisted of the following:

	March 31, 2011	December 31, 2010
Capitalized software development costs	$20,719,000	$20,118,000
Less: accumulated amortization	(16,666,000)	(16,123,000)
Net	$4,053,000	$3,995,000

Amortization of software development costs included in cost of goods sold was $543,000 and $417,000 in the first quarter 2011 and 2010, respectively.

Note G – Letters of Credit

At March 31, 2011, the Company had provided to two customers bank standby letters of credit totaling $445,000.  These letters of credit were fully secured by a restriction on one of the Company’s cash accounts.  The standby letters of credit and the restriction on the Company’s cash expired on April 30, 2011.

Note H – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products.  The warranty period for PT’s products is generally one year.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  Future warranty costs are estimated based on product-based historical performance rates and related costs to repair.  Changes in accrued warranty obligations for the three months ended March 31, 2011 and 2010 were as follows:

	2011	2010
Accrued warranty obligations, January 1	$156,000	$78,000
Actual warranty experience	(62,000)	(31,000)
Warranty provisions	45,000	31,000
Accrued warranty obligations, March 31	$139,000	$78,000

Note I – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share calculations would reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method, if applicable.  Due to the net loss incurred in the first quarter 2011 and 2010, dilutive options (which totaled 1,519,833 and 1,816,133 shares, respectively) were not considered for either period.

Note J – Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2011 and 2010, respectively, are as follows:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(1,098,000)	$(1,900,000)
Decrease in unrealized gain on foreign currency hedge contracts, net of tax	(11,000)	(107,000)
Comprehensive loss	$(1,109,000)	$(2,007,000)

Note K – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations.  PT’s risk management program is designed to reduce the exposure and volatility arising from this risk.  At March 31, 2010, the Company had contracts in place to hedge approximately 25% of its estimated Canadian foreign currency risk for the following nine months.  At December 31, 2010, the Company had foreign currency hedge contracts in place to fix in U.S. dollars approximately 25% of the expenses of PT’s Canadian operations for each of the months of January through March 2011.  The Company did not have foreign currency hedge contracts in place at March 31, 2011.  The Company’s hedge contracts, which were valued at $17,000 as of December 31, 2010, have matured and have cash-settled in the first quarter 2011.

PT’s derivative instruments are designated and qualify as cash flow hedges.  Such contracts are stated at estimated fair value and any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income or loss.  The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates; such payments will be recorded as reductions to or increases in expense as they are determined.

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location
	of gain	Three Months Ended
	recognized in	March 31,
Derivatives in fair value hedging relationships	operations	2011	2010
Foreign exchange contracts	Operating expenses	$20,000	$201,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2011	2010
Accumulated other comprehensive income, January 1	$11,000	$128,000
Amount of gain recognized in statement of operations, net of tax	(13,000)	(128,000)
Net change associated with current period hedging transactions, net of tax	2,000	21,000
Accumulated other comprehensive income, March 31	$-	$21,000

Note L – Fair Value Measurements

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

The Company’s assets measured at fair value on a recurring basis at March 31, 2011, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,189,000	$521,000	$-

The Company’s assets measured at fair value on a recurring basis at December 31, 2010, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,190,000	$1,240,000	$-
Foreign currency hedge contracts	-	17,000	-
Total assets measured at fair value	$5,190,000	$1,257,000	$-

There were no transfers into or out of Level 1, Level 2 or Level 3.

Note M – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model.  The table below summarizes the impact of outstanding stock options on the results of operations for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Stock-based compensation expense	$89,000	$158,000
Income tax benefit	-	-
Increase in net loss	$89,000	$158,000

Increase in basic loss per share:	$.01	$.01

The following table summarizes stock option activity for the first quarter 2011:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Outstanding at January 1, 2011	1,662,933	$ 4.42
Granted	20,000	1.71
Exercised	-	-
Expired	(163,100)	5.29
Outstanding at March 31, 2011	1,519,833	4.29

Exercisable at March 31, 2011	972,738	$ 4.88

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.  At March 31, 2011, PT had approximately $281,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.4 years.

Subsequent to March 31, 2011, options for 331,000 shares were issued to the Company’s Executives and other management individuals.  These options were issued with a strike price of $2.22 and an estimated value of $0.60 per option share.

Note N – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT’s estimated effective annual tax rate was 5% for the three months ended March 31, 2011 and does not include any material discrete items.  The estimated effective annual tax rate used for the three months ended March 31, 2010 was -3% and included a provision item of $72,000 which offset the benefit credited to other comprehensive income associated with the decrease in unrealized gain on foreign currency hedge contracts that matured in the first quarter 2010.  In addition to this item, which was immaterial in the first quarter 2011, the change in the effective annual tax rate is due to expected refundable Canadian provincial tax credits.

The Company had no balance in unrecognized tax benefits at either March 31, 2011 or December 31, 2010.

At March 31, 2011, the Company had gross deferred income tax assets totaling approximately $10,855,000, against substantially all of which the Company has recorded a valuation allowance.  At December 31, 2010, the Company had gross deferred income tax assets totaling approximately $10,193,000, against substantially all of which the Company has recorded a valuation allowance.

The Company files U.S. federal, U.S. state, and foreign tax returns.  For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2009.  For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2006.  It is reasonably possible that the Company may need to establish a liability associated with the Company’s unrecognized tax benefits within the next twelve months.  Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits.  These changes may be the result of new examinations by taxing authorities or the expiration of statutes of limitations.

Note O – Restructuring Charges

Restructuring charges totaled $122,000 and $63,000 in the first quarter 2011 and 2010, respectively.

In December 2010, the Company announced an expense reduction action which is being implemented during the first and second quarters 2011.  The program includes the elimination of approximately 21 positions, which represents 12% of the Company’s workforce.  In addition, in connection with this action, the Company’s San Luis Obispo, California engineering center is being closed with those hardware engineering functions assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $116,000 the first quarter 2011, and charges totaling approximately $25,000 are expected to be incurred in the second quarter 2011.  Substantially all of the charges resulting from this action are employee severance and related costs and are cash expenditures, of which $923,000 was paid during the first quarter 2011.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable.    In connection with this decision, the Company reduced its Rochester workforce by fifteen employees.  Restructuring charges associated with this action consisted of severance charges amounting to $6,000 and $63,000 in the first quarter 2011 and 2010, respectively. Cash expenditures related to this action totaled $13,000 in the first quarter 2011.

The following table sets forth the amounts recognized for restructuring charges and incurred during the quarters ended March 31, 2011 and 2010, respectively, and the balance of accrued restructuring at each quarter end:

	2011	2010
Accrued restructuring, January 1	$924,000	$-
Restructuring charges - primarily employee-related costs	122,000	63,000
Amount paid in the period	(936,000)	-
Accrued restructuring, March 31	$110,000	$63,000

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

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. As a result, these arrangements are accounted for in accordance with new, “non-software” guidance for arrangements with multiple deliverables.  The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables.  The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.

We have adopted this guidance as of January 1, 2011. As most of our signaling products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to these transactions.  The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the first quarter of 2011.  Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material.  However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

The new guidance does not generally change the units of accounting for our revenue transactions. For our multiple deliverable arrangements, our products and services qualify as separate units of accounting.  Our multiple deliverable arrangements generally include a combination of our telecommunications hardware and software products, services including installation and training, and support services.  These arrangements typically have both software and non-software components that function together to deliver the product’s essential functionality. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For substantially all of our multiple deliverable arrangements, whereby equipment and software are combined with other elements, such as software and maintenance, we defer support and services revenue, and recognize revenue for delivered products in an arrangement when persuasive evidence of an arrangement exists and delivery of the last product has occurred, provided the fee is fixed or determinable, and collection is deemed probable. In instances where final acceptance of the product is based on customer specific criteria, revenue is deferred until the earlier of the receipt of customer acceptance or the expiration of acceptance period.  Support revenue is recognized ratably over the term of the support period.  Services revenue is typically recognized upon completion of the services for fixed-fee service arrangements, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). For service arrangements that are billed on a time and material basis, we recognize revenue as the services are performed.

For multiple deliverable arrangements entered into prior to January 1, 2011 and not materially modified after that date, we recognize revenue based on the existing software revenue recognition guidance, which require the entire fee from the arrangement to be allocated to each respective element based on its relative selling price using VSOE.  For such arrangements, when we are unable to establish VSOE for the delivered telecommunications products, we utilize the residual method to allocate revenue to each of the elements of an arrangement.  Under this method, we allocate the total fee in an arrangement first to the undelivered elements (typically support and services) based on VSOE of those elements, and the remaining, or “residual” portion of the fee to the delivered elements (typically the product or products).

For multiple deliverable arrangements entered into after January 1, 2011, we recognize revenue based on the new non-software revenue recognition guidance.  We allocate consideration to each deliverable in an arrangement based on its relative selling price. We follow a hierarchy to allocate the selling price of VSOE, then TPE and finally BESP. Because we rarely sell such products on a stand-alone basis or without support, we are not able to establish VSOE for our these products. Additionally, we generally expect that we will not be able to establish TPE due to the nature of our products and the markets in which we compete. Accordingly, we expect the selling price of our proprietary hardware and software products to be based on our BESP. We have established VSOE for our support and services and, therefore, we utilize VSOE for these elements.

Since the adoption of the new guidance, we have primarily used the same information used to set pricing strategy to determine BESP. The Company has corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables and the characteristics of the geographical markets in which the deliverables are sold.  We plan to analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis

Revenue from consulting and other services is recognized at the time the services are rendered. Certain products are sold through distributors who are granted limited rights of return. Potential returns are accounted for at the time of sale.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.  At March 31, 2011, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $10 million in order to fully realize the value of the Company's deferred tax assets. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its U.S. deferred tax assets.

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

PT’s business addresses one industry segment - Communications - and globally targets two primary vertical markets for its network communications products, namely telecommunications, and military, aerospace and government systems.  The telecommunications market, historically PT’s largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from Service Providers, purchasing our SEGway, Xpress, USP and SP2000 product lines, are governed by investments necessary to support existing and evolving service demands such as the ongoing worldwide growth in text messaging and the transition to Internet-based communications networks.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  Military, aerospace and government systems shipments are subject to project deployment schedules, which are often unpredictable.

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

As we outlined in PART 1, ITEM 1, under the caption “Business” of PT’s Annual Report for the year ended December 31, 2010, as filed on Form 10-K with the Securities and Exchange Commission, management is continuing to concentrate on the four network communications-focused initiatives established at the beginning of 2010 to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our IPnexus Application-Ready Systems for mission critical communications applications, intensifying our market diversification efforts in government systems markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions. In addition, the portion of our product portfolio targeted at the Service Provider market has reached a scale in terms of features, functionality and cost-effectiveness that generates strong interest on a global basis and especially in many emerging markets.  Therefore, as part of our going-forward Service Provider sales and marketing strategy, we will be increasingly focused on working with strong channel partners as our primary vehicle to further expand our reach in the global and emerging markets.  To that end, in January 2011, we added GENBAND as a strong channel partner and continue to work closely under our established relationship with Alcatel-Lucent as our other major channel partner.

There are identifiable risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers growth in the long term, network infrastructure investments by carriers are very sluggish; the market for certain signaling products is declining and the market for SIP-based products is not growing rapidly enough to offset these declines.  Based on the current economic environment, which may involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near term is likely to be very difficult.

Financial Overview

Revenue:

Revenue in the first quarter 2011 amounted to $9.7 million, compared to $7.4 million in the first quarter 2010.  The increase in revenue in the first quarter 2011 was primarily attributable to a significant shipment to a government systems customer, orders from our newest channel partner (GENBAND) and an increase in sales to PT’s traditionally largest customer, Metaswitch Networks.  Shipments to customers outside of the United States represented 42% and 54% of sales in the first quarter 2011 and 2010, respectively.

Losses:

PT incurred a net loss in the first quarter 2011 in the amount of ($1.1 million), or ($.10) per basic share, including a restructuring charge of $.1 million, or $.01 per share, and stock-based compensation expense of $.1 million, or $.01 per share, based on 11.1 million shares outstanding.  PT incurred a net loss in the first quarter 2010 in the amount of ($1.9 million), or ($.17) per basic share, including a restructuring charge of $.1 million, or $.01 per share and stock-based compensation expense of $.2 million, or $.01 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $10.8 million and $19.2 million at March 31, 2011 and December 31, 2010, respectively.  The Company had no long-term debt at either date.  The Company paid $4.4 million in the first quarter 2011 to acquire equipment, inventory and intellectual property including signaling software products from GENBAND and $.9 million in severance costs.

Accounts receivable at the March 31, 2011 amounted to $8.2 million, compared to $5.5 million at the end of the fourth quarter 2010.  The higher level of accounts receivable is primarily related to significantly increased sales occurring during the latter part of the first quarter and longer payment cycles for certain sales to new overseas customers.

Inventories decreased by $.2 million, to $7.6 million at March 31, 2011, from December 31, 2010.  The decrease in inventory is primarily attributable to improved first quarter 2011 sales, offsetting inventory increases associated with outsourcing the manufacture of our printed circuit boards to a contract manufacturer.

Cash used in operating activities amounted to $3.4 million in the three months ended March 31, 2011, as compared to cash generated from operating activities, which amounted to $.9 million in the three months ended March 31, 2010.  The large swing in cash (used) provided in operating activities, despite a lower first quarter loss in 2011, than in 2010, was due to a substantial increase in accounts receivable and decrease in accounts payable in 2011, compared to a decrease in accounts receivable and increase in accounts payable in 2010.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  The new norm in this OEM business appears to be that OEM customers place orders for product only when they have orders in hand from their customers and expect almost immediate delivery. Revenues from our OEM customers were relatively flat year-over-year during the first quarter. Telecommunications market revenues generated from Service Providers result from investments necessary to support existing and evolving service demands such as the ongoing worldwide growth in text messaging and the transition to Internet-based communications networks.  Revenues from Service Providers were essentially flat year-over-year during the first quarter, but during the first quarter 2011, PT received an order amounting to nearly $3 million to supply SEGway Signaling solutions to a major international wireless carrier.  Revenues from this order are expected to be recognized upon completion of installation and acceptance during the second half of 2011.  The economy appears to be recovering unevenly around the world and current business conditions continue to remain very challenging in the telecommunications equipment market.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The timing of government-funded network infrastructure and military related expenditures remains for the most part unpredictable. A shipment to the FAA amounting to $1.6 million reflects a significant increase in military, aerospace and government systems revenues during the first quarter 2011, compared to the corresponding quarter in 2010. Our Xpress product line is generating interest from both telecommunications and government customers but meaningful orders have yet to occur.  The pilot program, announced during the third quarter 2010 with a government customer to demonstrate the Xpress products’ capabilities in a communications cost reduction program continues to move in a positive direction. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.   Forward-looking visibility on customer orders continues to be at low levels.

During the first quarter 2011, challenging economic climate continued to cause customers to limit and/or delay investments in their network infrastructure.  However, PT did experience some improvement in this climate.  Shipments to customers amounted to $9.7 million in the first quarter 2011, compared to $7.4 million in the first quarter 2010.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2011, Compared with the

Three Months Ended March 31, 2010

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Sales	100.0%	100.0%
Cost of goods sold	53.6%	47.0%
Gross profit	46.4%	53.0%

Operating expenses:
Selling and marketing	19.9%	32.3%
Research and development	22.5%	27.0%
General and administrative	15.4%	17.8%
Restructuring	1.3%	.9%
Total operating expenses	59.1%	78.0%
Loss from operations	(12.7)%	(25.0)%

Other income, net	.8%	.9%
Loss before income taxes	(11.9)%	(24.1)%
Income tax provision (benefit)	(.5)%	1.7%
Net loss	(11.4)%	(25.8)%

Sales.  Total revenue for the first quarter 2011 amounted to $9.7 million, compared to $7.4 million for the corresponding quarter in 2010.  The increase in revenue in the first quarter 2011 was attributable to significant orders shipped to the FAA amounting to $1.6 million; sales to GENBAND; and a $.5 million increase in sales to PT’s traditionally largest customer, Metaswitch Networks.  In the first quarter 2011, PT’s four largest customers represented 52% of sales, compared to 42% of sales in the first quarter 2010.

Shipments to customers outside of the United States represented 42% and 54% of PT’s sales during the first quarter 2011 and 2010, respectively.  Total shipments to customers in the United Kingdom represented 25% of sales in the first quarter 2011, compared to 27% of sales in the first quarter 2010.  One U.K. customer, Metaswitch Networks, represented 24% and 26% of sales in the first quarter 2011 and 2010, respectively.

Management is focused on selling PT’s products into two primary vertical markets within one segment, communications.  Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Telecommunications	70%	84%
Military, aerospace and government systems	30%	16%
	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $6.8 million and $6.2 million in the first quarter 2011 and 2010, respectively.  This increase of $.6 million, or 10%, was largely due to a $.5 million increase in shipments to Metaswitch Networks, and sales to GENBAND, the Company’s new channel partner, offset partially by a small decrease in shipments to Alcatel-Lucent.

Military, Aerospace and Government Systems market:

Our Government Systems group continues to work with numerous prime contractors to incorporate PT’s COTS-based, application ready systems into specific programs and projects requiring enhanced communications capabilities.

Military, aerospace and government systems products revenue amounted to $2.9 million and $1.2 million in the first quarter 2011 and 2010, respectively.  This increase of $1.7 million, or 141%, was primarily attributable to a $1.6 million order shipped to the FAA.

Gross profit.  Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, amortization of purchased intangible assets, and expenses associated with engineering contracts and the technical support function.  Gross profit and gross margin percentage amounted to $4.5 million and 46.4% of sales in the first quarter 2011, compared to $3.9 million and 53.0% of sales for the first quarter 2010.  The increase in gross profit was attributable to the higher sales volume, while the decline in gross margin percentage was primarily attributable to a less favorable sales mix, somewhat higher manufacturing costs due to the outsourcing of the printed circuit board assembly operations, and significantly higher amortization expenses associated with capitalized software development costs and purchased intangible assets.

Total Operating Expenses.  Total operating expenses amounted to $5.7 million in the first quarter of both 2011 and 2010.

Selling and marketing expenses were $1.9 million and $2.4 million for the first quarter 2011 and 2010, respectively.  The decrease of $.5 million, or 21%, primarily relates to lower sales and marketing headcount.

Research and development expenses were $2.2 million and $2.0 million in the first quarter 2011 and 2010, respectively.  PT capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses.  Amounts capitalized were $.6 million during the first quarter of both 2011 and 2010.  Gross expenditures amounted to $2.8 million and $2.6 million in the first quarter 2011 and 2010, respectively.  The increase in research and development expenses was due in part to increased headcount relating to hiring several former GENBAND employees to support the signaling products and technologies acquired from GENBAND, plus the impact of a significantly stronger Canadian dollar, making our Canadian research expenditures more expensive in U.S. dollar terms.

General and administrative expenses were $1.5 million and $1.3 million in the first quarter 2011 and 2010, respectively.  This increase of $.2 million, or 15%, primarily relates to higher litigation expenses incurred in the first quarter 2011.  The litigation for which these expenses were incurred was ended when, in May 2011, the parties voluntarily agreed to dismiss all of their respective claims and defenses without prejudice.

Restructuring expenses were $.1 million in the first quarter of both 2011 and 2010.  In December 2010, the Company announced an expense reduction action which is being implemented during the first and second quarters 2011.  The program includes the elimination of 21 positions, which represents 12% of the Company’s workforce.  In addition, in connection with this action, the Company’s San Luis Obispo, California engineering center is being closed with those hardware engineering functions being assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $.9 million in the fourth quarter 2010 and $.1 million in the first quarter 2011.  Substantially all of the charges resulting from this action are employee severance and related costs and are expected to be cash expenditures.  No cash was expended in connection with this action in 2010, while $.9 million was expended during the first quarter 2011.

Other Income, net. Other income consists primarily of interest income.  During the first quarter 2011, PT’s funds were invested in high-quality corporate and government bonds, certificates of deposit and money market funds.  Other income amounted $.1 million for both the first quarter 2011 and 2010.

Income taxes.  The Company’s effective tax rates differ from the statutory rates primarily due to a full valuation allowance provided against its U.S. deferred tax assets, income taxes on foreign income and refundable income tax credits that differ from the U.S. tax rate, and permanent tax differences including Canadian research activities.

PT’s income tax benefit for the first quarter 2011 amounted to $.1 million, compared to a provision of $.1 million for the first quarter 2010.  For the first quarter 2011, PT’s annual estimated effective income tax rate is 5%.  For the first quarter 2010, the estimated effective income tax rate was -3%, including the $.1 million offset to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts during the first quarter 2010.  The expected annual effective tax rate in the first quarter 2011 is different than in the corresponding quarter in 2010 primarily due to increased refundable Canadian provincial tax credits the Company expects to receive for 2011.

Liquidity and Capital Resources

PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $10.8 million at March 31, 2011 and $19.2 million at December 31, 2010.  The Company had working capital of $18.4 million and $23.2 million at March 31, 2011 and December 31, 2010, respectively.  The decrease in cash, cash equivalents and long-term investments during the first quarter 2011 was due in part to the cash expenditure of $4.4 million to purchase equipment, inventory and intellectual property including signaling software products and technologies from GENBAND, the payment of severance costs amounting to $.9 million, and the Company’s investment of $.7 million in capital expenditures and capitalized software projects.

For the first quarter 2011, cash used by operating activities amounted to $3.4 million.  This amount included net loss of ($1.1 million), depreciation and amortization charges of $.8 million, amortization of purchased intangible assets of $.3 million, and stock-based compensation expense of $.1 million.  Cash used by operations due to changes in operating assets and liabilities included a decrease in cash associated with an increase of accounts receivable, and a decrease in accounts payable and accrued expenses of $2.8 million and $.6 million, respectively.  The increase in accounts receivable was primarily due to the higher level of sales in March 2011, compared to December 2010.

Cash used by investing activities during the first quarter 2011 totaled $4.0 million including the purchase of assets from GENBAND which amounted to $4.4 million, capitalized software development costs amounting to $.6 million and capital expenditures of $.1 million, offset by net proceeds from the sale of investments of $.7 million.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the first quarter 2011.

Contractual Obligations:

In April 2011, the Company renewed its lease for its Kanata, Ontario engineering center through October 2013.  The renewed lease includes an 8% reduction in the rental amount before common area charges for one year through October 2012, at which time the monthly rental will revert to the current amount due.

Current Position:

Assuming there is no significant change in the business, management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.

As previously reported, in December 2009, Tekelec commenced litigation against PT in the U.S. District Court for the Eastern District of North Carolina alleging that certain of PT's signaling products infringed certain of Tekelec's issued patents.  As a result of ongoing discussions, PT and Tekelec have agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation has now been dismissed without prejudice.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that became effective for the Company on January 1, 2011. Under this new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.

The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the first quarter of 2011.  Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material.  However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively "PT") include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as "believes," "expects," "anticipates," "projects," "foresees," "forecasts," "estimates" or other words or phrases of similar import. Words such as the "Company," "PT," "management," "we," "us," or "our," mean Performance Technologies, Incorporated and its subsidiaries. All statements herein that describe PT's business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2010, as contained in the Company's Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal.  PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts.  The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars.  However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom.  The Canadian dollar and British Pound continued to strengthen against the U.S. dollar during the first quarter 2011, resulting in higher levels of expense denominated in U.S. dollars.

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

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

In December 2009, the Company became aware that Tekelec, a California corporation headquartered in Morrisville, North Carolina, had filed but not served a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina.  The complaint alleged that certain of the Company’s signaling systems products infringe three of Tekelec’s issued patents and sought a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company through its designated agent in North Carolina.  The amended complaint contained the same allegations as the original complaint but added two patents to the number of patents which Tekelec alleged the Company’s signaling systems products infringe.  Subsequently, the complaint was further amended to add a sixth patent which Tekelec alleged the Company’s signaling systems product infringe.

As a result of ongoing discussions, PT and Tekelec have agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation has now been dismissed without prejudice.

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

PERFORMANCE TECHNOLOGIES, INCORPORATED

May 16, 2011	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

May 16, 2011	By: /s/	Dorrance W. Lamb
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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2011	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Exhibit 31.1

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
	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 16, 2011	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 16, 2011	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: May 16, 2011	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer