Form 10-Q
period 2011-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2011-08-09
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:  Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

The number of shares outstanding of the registrant's common stock was 11,116,397 as of July 31, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	June 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$11,222,000	$12,796,000
Investments	1,395,000	3,753,000
Accounts receivable, net	5,571,000	5,478,000
Inventories	6,623,000	7,787,000
Prepaid expenses and other assets	1,513,000	940,000
Prepaid income taxes	183,000	31,000
Fair value of foreign currency hedge contracts	10,000	17,000
Total current assets	26,517,000	30,802,000

Investments	1,060,000	2,677,000
Property, equipment and improvements, net	2,592,000	2,162,000
Software development costs, net	4,148,000	3,995,000
Purchased intangible assets, net	4,940,000	804,000
Total assets	$39,257,000	$40,440,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$823,000	$2,756,000
Other payable	986,000
Deferred revenue	3,908,000	1,946,000
Accrued expenses	2,133,000	2,919,000
Total current liabilities	7,850,000	7,621,000
Deferred income taxes	49,000	51,000
Total liabilities	7,899,000	7,672,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,210,000	17,042,000
Retained earnings	23,850,000	25,400,000
Accumulated other comprehensive income	(17,000)	11,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	31,358,000	32,768,000
Total liabilities and stockholders' equity	$39,257,000	$40,440,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$8,453,000	$7,449,000	$18,125,000	$14,804,000
Cost of goods sold	4,786,000	4,170,000	9,965,000	7,627,000
Gross profit	3,667,000	3,279,000	8,160,000	7,177,000

Operating expenses:
Selling and marketing	1,458,000	2,034,000	3,381,000	4,407,000
Research and development	1,569,000	1,892,000	3,749,000	3,882,000
General and administrative	1,117,000	1,364,000	2,609,000	2,672,000
Restructuring charges	60,000	64,000	182,000	127,000
Total operating expenses	4,204,000	5,354,000	9,921,000	11,088,000
Loss from operations	(537,000)	(2,075,000)	(1,761,000)	(3,911,000)

Other income, net	15,000	41,000	90,000	104,000
Loss before income taxes	(522,000)	(2,034,000)	(1,671,000)	(3,807,000)

Income tax (benefit) provision	(70,000)	(74,000)	(121,000)	53,000
Net loss	$(452,000)	$(1,960,000)	$(1,550,000)	$(3,860,000)

Basic loss per share	$(.04)	$(.18)	$(.14)	$(.35)

Weighted average number of common shares used in
basic loss per share	11,116,397	11,116,397	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2011	2010
Cash flows from operating activities:
Net loss	$(1,550,000)	$(3,860,000)
Non-cash adjustments:
Depreciation and amortization	1,384,000	1,373,000
Amortization of purchased intangible assets	532,000
Stock-based compensation expense	168,000	286,000
Loss on disposal of property, equipment and improvements	28,000
Realized loss on sale of investment	5,000
Non-cash interest expense	13,000
Deferred income taxes		9,000
Changes in operating assets and liabilities:
Accounts receivable	(93,000)	1,414,000
Inventories	1,242,000	(324,000)
Prepaid expenses and other assets	(573,000)	(144,000)
Accounts payable and accrued expenses	(2,728,000)	283,000
Deferred revenue	1962,000	(111,000)
Income taxes payable and prepaid income taxes	(148,000)	23,000
Net cash provided (used) by operating activities	242,000	(1,051,000)

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets	(4,377,000)
Purchases of property, equipment and improvements	(215,000)	(491,000)
Capitalized software development costs	(1,171,000)	(1,242,000)
Proceeds from sales of investments	3,943,000	4,040,000
Purchases of investments		(2,908,000)
Proceeds from sales of property, equipment and improvements	4,000
Net cash used by investing activities	(1,816,000)	(601,000)

Net decrease in cash and cash equivalents	(1,574,000)	(1,652,000)
Cash and cash equivalents at beginning of period	12,796,000	17,563,000
Cash and cash equivalents at end of period	$11,222,000	$15,911,000

Supplemental Disclosure of Cash Flow Information:
Other payable incurred for the purchase of assets	$986,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note A - Basis of Presentation and Changes in Significant Accounting Policies

The interim unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (collectively “PT,” “the Company," “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2010, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Certain reclassifications have been made to the December 31, 2010 financial information in order to conform to the current period presentation.

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

We have adopted this guidance as of January 1, 2011. As most of our signaling products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to these transactions.  The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the first or second quarter of 2011.  Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material.  However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

The new guidance does not generally change the units of accounting for our revenue transactions. For our multiple deliverable arrangements, our products and services qualify as separate units of accounting.  Our multiple deliverable arrangements generally include a combination of our telecommunications hardware and software products, services including installation and training, and support services. These arrangements typically have both software and non-software components that function together to deliver the product's essential functionality. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company).  The guidance requires changes in presentation only and will have no significant impact on the Company's consolidated financial statements.

In May 2011, the issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company). The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

Note B - Asset Purchase

In January 2011, the Company entered into an asset purchase agreement with GENBAND to acquire GENBAND's Universal Signaling Platform (“USP”) and SP2000 signaling technology which GENBAND acquired in its May 2010 acquisition of Nortel's Carrier VoIP and Application Solutions business.  In connection with this transaction, the Company acquired software, equipment, inventories, and intellectual property including a signaling-related patent, a license under GENBAND's signaling patent portfolio and an assignment of certain signaling technology conveyed to GENBAND under license from Nortel. Certain of these licensed property rights are not transferable without GENBAND's consent.  In addition, GENBAND has the right to terminate the agreement in the event of a change in control at PT or for PT's non performance.

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

Approximately $613,000 of the total consideration for the GENBAND assets was allocated to property, plant and equipment, $78,000 to inventory, and the remainder was allocated to purchased intangible assets, including the estimated value of the support contract, which amounted to $986,000, and purchased developed technologies, which amounted to $3,710,000.

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

Purchased intangible assets consist of the following:

Purchased developed technologies	$4,517,000
Support contracts	986,000
Total	5,503,000
Less-accumulated amortization	(563,000)
Net purchased intangible assets	$4,940,000

Amortization of purchased intangible assets totaled $279,000 in the second quarter 2011 and $532,000 in the six months ended June 30, 2011.

Note C - Litigation

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

In May 2011, PT and Tekelec agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation was dismissed without prejudice.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

Note D - Investments

Investments are stated at fair value and consisted of the following:

	June 30,	December 31,
	2011	2010
Corporate bonds	$1,933,000	$3,190,000
Certificates of deposit	522,000	1,240,000
U.S. Government bond		2,000,000
Total investments	2,455,000	6,430,000
Less-current investments	(1,395,000)	(3,753,000)
Non-current investments	$1,060,000	$2,677,000

The Company’s bond investments have a cumulative par value of $1,853,000.  A bond with a par value of $1,000,000 matures in 2012 and is classified as a non-current asset, while the remaining bonds mature in 2011 and 2012 and are classified as current assets.  As of December 31, 2010, the Company changed its classification of investments from held-to-maturity to available-for-sale because it determined that it is probable that at least some of its investments may be sold prior to maturity to fund operations.  As a result, any unrealized gains or losses are recorded in accumulated other comprehensive income.  At June 30, 2011, the cost basis of the Company’s investments exceeded the fair value by $27,000.

Note E - Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2011	2010
Purchased parts and components	$2,,539,000	$3,318,000
Work in process and purchased assemblies	2,619,000	3,361,000
Finished goods	1,465,000	1,108,000
Net	$6,623,000	$7,787,000

Note F - Software Development Costs

Software development costs consisted of the following:

	June 30,	December 31,
	2011	2010
Capitalized software development costs	$21,289,000	$20,118,000
Less: accumulated amortization	(17,141,000)	(16,123,000)
Net	$4,148,000	$3,995,000

Amortization of software development costs included in cost of goods sold was $474,000 and $534,000 in the second quarter 2011 and 2010, respectively.  Amortization of software development costs included in cost of goods sold was $1,018,000 and $951,000 for the six months ended June 30, 2011 and 2010, respectively.

Note G - Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products.  The warranty period for PT’s products is generally one year from date of sale.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  Future warranty costs are estimated based on product-based historical performance rates and related costs to repair.  Changes in accrued warranty obligations for the three and six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Accrued warranty obligations, January 1	$156,000	$78,000
Actual warranty experience	(62,000)	(31,000)
Net warranty provision	45,000	31,000
Accrued warranty obligations, March 31	139,000	78,000
Actual warranty experience	(22,000)	(8,000)
Net warranty provision (reversal)	(23,000)	108,000
Accrued warranty obligations, June 30	$94,000	$178,000

Note H – Loss Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share calculations would reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method, if applicable.  Due to the net losses incurred in the second quarters and the six months ended June 30, 2011 and 2010, dilutive options were not considered for any period.  The weighted average number of excluded options totaled approximately 1,646,000 shares and 1,820,000 shares for the second quarter 2011 and 2010, respectively, and 1,651,000 shares and 1,780,000 shares for the six months ended June 30, 2011 and 2010, respectively.

Note I – Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(452,000)	$(1,960,000)	$(1,550,000)	$(3,860,000)
Increase in unrealized loss on investments	(27,000)		(27,000)
Increase (decrease) in unrealized gain on foreign currency
hedge contracts, net of tax	10,000	(20,000)	(1,000)	(127,000)
Comprehensive loss	$(469,000)	$(1,980,000)	$(1,578,000)	$(3,987,000)

Note J – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations.  PT’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates.  At June 30, 2011, the Company had contracts in place to hedge approximately 30% of its estimated Canadian foreign currency risk for the next six months.  PT’s derivative instruments are designated and qualify as cash flow hedges.  As such, any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income or loss. The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates. Such payments will be recorded as reductions to, or increases in, expense as they are determined.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in GAAP (Note K) and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability.  All of the Company’s derivative instruments are deemed to be fully effective at June 30, 2011, and the entire fair value of these instruments is expected to be reclassified to earnings during 2011.

These hedge contracts are designed to fix in U.S. dollars a portion of the future cost of PT’s Canadian operation, which is denominated in Canadian dollars.  These contracts effectively fix the exchange rate on the first $100,000CDN of monthly expenses for July through December 2011 at an exchange rate of .98.  The fair value of these contracts is $10,000 at June 30, 2011.

At December 31, 2010, the Company had foreign currency hedge contracts in place to fix in U.S. dollars a portion of PT’s Canadian and U.K. operations for each of the months of January through March 2011.  These contracts have matured and have cash settled.

	Balance	Fair value at
	Sheet	June 30,	December 31,
	Location	2011	2010
Derivatives designated as hedging instruments	Current assets	$10,000	$17,000

The Company’s derivative instruments had the following effect on the statements of operations:

	Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location
	of gain	Three Months Ended
	recognized in	June 30,
Derivatives in fair value hedging relationships	operations	2011	2010
Foreign exchange contracts	Operating expenses	$-	$10,000

		Six Months Ended
		June 30,
		2011	2010
Foreign exchange contracts	Operating expenses	$20,000	$211,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accumulated other comprehensive income, beginning	$-	$21,000	$11,000	$128,000
Amount of gain recognized in statement of operations,
net of tax	-	(7,000)	(13,000)	(135,000)
Net changes associated with current period hedging
transactions, net of tax	10,000	(13,000)	10,000	8,000
Net change in fair value of derivative instruments	-	-	2,000	-
Accumulated other comprehensive income, ending	$10,000	$1,000	$10,000	$1,000

Note K – Fair Value Measurements

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

The Company’s assets measured at fair value on a recurring basis at June 30, 2011, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$1,933,000	$522,000	$-
Foreign currency hedge contracts	-	10,000	-
Total assets measured at fair value	$1,933,000	$532,000	$-

The Company’s assets measured at fair value on a recurring basis at December 31, 2010, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,190,000	$1,240,000	$-
Foreign currency hedge contracts	-	17,000	-
Total assets measured at fair value	$5,190,000	$1,257,000	$-

There were no transfers into or out of Level 1, Level 2 or Level 3 in the periods presented.

Note L – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock-based compensation expense – stock options	$79,000	$129,000	$168,000	$287,000
Income tax benefit	-	-	-	-
Net increase in net loss	$79,000	$129,000	$168,000	$287,000

Per share increase in loss:
Basic	$0.01	$0.01	$0.02	$0.03

The following table summarizes stock option activity for the six months ended June 30, 2011:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Outstanding at January 1, 2011	1,662,933	$ 4.42
Granted	391,000	2.17
Exercised	-	-
Expired	(354,550)	5.15
Outstanding at June 30, 2011	1,699,383	3.75

Exercisable at June 30, 2011	880,063	$ 4.62

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.  At June 30, 2011, PT had approximately $398,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.0 years.

Note M – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT’s estimated effective annual tax rate was 7% for the six months ended June 30, 2011 and does not include any material discrete items.  The estimated effective annual tax rate used for the six months ended June 30, 2010 was -1% and included a provision item of $72,000 which offset the benefit credited to other comprehensive income associated with the decrease in unrealized gain on foreign currency hedge contracts that matured in the first quarter 2010.  In addition to this item, which was immaterial in the first quarter 2011, the change in the effective annual tax rate is due to expected refundable Canadian provincial tax credits.

The Company had no balance in unrecognized tax benefits at either June 30, 2011 or December 31, 2010.  At June 30, 2011, the Company had gross deferred income tax assets totaling approximately $11,300,000, against substantially all of which the Company has recorded a valuation allowance.  At December 31, 2010, the Company had gross deferred income tax assets totaling approximately $10,200,000, against substantially all of which the Company has recorded a valuation allowance.

Note N – Restructuring

Restructuring expenses totaled $60,000 and $64,000 in the second quarter 2011 and 2010, respectively, and amounted to $182,000 and $127,000 in the six months ended June 30, 2011 and 2010, respectively.

In December 2010, the Company announced an expense reduction action which was implemented during the first and second quarters 2011.  The program included the elimination of 21 positions, which represents 12% of the Company’s workforce.  In addition, in connection with this action, the Company’s San Luis Obispo, California engineering center was closed with those hardware engineering functions assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $58,000 in the second quarter 2011 and $174,000 in the six months ended June 30, 2011.  This action was substantially complete at June 30, 2011.  The charges resulting from this action are employee severance and related costs, rental expenses, moving costs and write-downs of equipment.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable.  In connection with this decision, the Company reduced its Rochester workforce by fifteen employees.  Restructuring charges associated with this action consisted of severance charges amounting to $2,000 and $64,000 in the second quarter 2011 and 2010, respectively, and $8,000 and $127,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth the amounts recognized for restructuring expense and incurred during the quarters and six month periods ended June 30, 2011 and 2010, respectively, and the balance of accrued restructuring at each quarter end:

	2011	2010
Accrued restructuring, January 1	$924,000	$-
Restructuring expense - primarily employee-related costs	122,000	63,000
Amount incurred in the period	(936,000)	-
Accrued restructuring, March 31	110,000	63,000
Restructuring expense - rent, employee-related costs and write-offs of equipment	60,000	64,000
Amount incurred in the period (cash expenditures of $133,000)	(154,000)	(2,000)
Accrued restructuring, June 30	$16,000	$125,000

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

The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are set forth below:

·         Revenue Recognition

·         Software Development Costs

·         Valuation of Inventories

·         Income Taxes

·         Product Warranty

·         Stock-Based Compensation

·         Restructuring Costs

·         Carrying Value of Long-Lived Assets

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

In September 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. As a result, these arrangements are accounted for in accordance with new, “non-software” guidance for arrangements with multiple deliverables.  The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables.  The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which we used historically when we applied the software revenue recognition guidance to our multiple element arrangements.

We have adopted this guidance as of January 1, 2011. As most of our signaling products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to these transactions.  The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in 2011.  Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material.  However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

The new guidance does not generally change the units of accounting for our revenue transactions. For our multiple deliverable arrangements, our products and services qualify as separate units of accounting.  Our multiple deliverable arrangements generally include a combination of our telecommunications hardware and software products, services including installation and training, and support services. These arrangements typically have both software and non-software components that function together to deliver the product's essential functionality. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At June 30, 2011, there are no tax uncertainties that PT has determined are required to be recognized.

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

Carrying Value of Long-Lived Assets: PT reviews the carrying values of its long-lived assets, other than capitalized software development costs and purchased intangible assets with indefinite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. PT assesses the recoverability of the carrying values of long-lived assets by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, by estimating the undiscounted future cash flows that are directly associated with and that are expected to arise from the use of and eventual disposition of such asset group. PT estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, PT records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. PT determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analyses of discounted cash flows. The accounting estimate related to impairment of long-lived assets is considered a "critical accounting estimate" because PT's impairment tests include estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including revenue growth rates, expense levels, discount rates, capital requirements and other factors that impact estimated future cash flows and the estimated fair value of long-lived assets.

Business Overview

The following discussion contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934 and these forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

PT is a global supplier of advanced network communications solutions to carrier, government, and OEM markets.  PT’s portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments.  The Company’s entire line of offerings is anchored by IPnexus®, PT’s own IP-native, highly integrated platforms and element management systems.  OEMs and application developers, including PT itself, leverage the robust carrier grade Linux® development environment and rich suite of communications protocols (PT’s Nexusware®) of IPnexus Application-Ready Systems as a cornerstone component of their end product value proposition. PT’s SEGway™ Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridge, and core-to-edge distributed intelligence.  The Company’s Xpress™ SIP-based applications enable evolving Mobile 2.0, Multi-media, and IMS-based revenue generating services.  In January 2011, PT expanded its signaling product portfolio with the acquisition of GENBAND’s USP and SP2000 signaling technology.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

PT’s business addresses one industry segment - Communications - and globally targets two primary vertical markets for its network communications products, namely telecommunications, and military, aerospace and government systems.  The telecommunications market, historically PT’s largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from service providers, purchasing our SEGway and Xpress product lines, are governed by investments necessary to support existing and evolving service demands such as the ongoing worldwide growth in text messaging and the transition to Internet-based communications networks.

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

As we outlined in PART 1, ITEM 1, under the caption "Business" of PT's Annual Report for the year ended December 31, 2010, as filed on Form 10-K with the Securities and Exchange Commission, management is continuing to concentrate on the four network communications-focused initiatives established at the beginning of 2010 to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our IPnexus Application-Ready Systems for mission critical communications applications, intensifying our market diversification efforts in government systems markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions. In addition, our signaling product portfolio, which is targeted at the service provider market, has reached a scale in terms of features, functionality and cost-effectiveness that generates strong interest on a global basis and especially in many emerging markets.  As a result, beginning in 2011, the sales and marketing strategy for our signaling products will be increasingly focused on working with strong channel partners as our primary vehicle to further expand our reach in the global and emerging markets.  To that end, in January 2011, we added GENBAND as a strong channel partner and continue to work closely under our established relationship with Alcatel-Lucent as our other major channel partner.

There are identifiable risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers growth in the long term, current network infrastructure investments by carriers are very sluggish; the market for certain signaling products is declining and the market for SIP-based products is not growing rapidly enough to offset these declines.  Based on the current economic environment, which likely will involve new risks not currently identifiable, management believes that realizing meaningful profitability in the near term is likely to be very difficult.

Financial Overview

Revenue:

Revenue in the second quarter 2011 amounted to $8.5 million, compared to $7.4 million in the second quarter 2010.  Revenue for the six months ended June 30, 2011 was $18.1 million, compared to $14.8 million in the corresponding period in 2010.   The increase in revenue in the second quarter 2011 over the comparable prior year period was primarily due to sales to GENBAND and an increase in sales to PT’s traditionally largest customer, Metaswitch Networks.  The increase in revenue in the six months ended June 30, 2011 over the prior year period was primarily due to a substantial first quarter 2011 sale to the FAA, sales to GENBAND, and an increase in sales to Metaswitch Networks.  Shipments to customers outside of the United States represented 49% and 62% in the second quarter of 2011 and 2010, respectively, and 45% and 58% in the six months ended June 30, 2011 and 2010, respectively.

Earnings:

PT incurred a net loss in the second quarter 2011 in the amount of ($.5 million), or ($.04) per basic share, including a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss in the second quarter 2010 in the amount of ($2.0 million), or ($.18) per basic share, based on 11.1 million shares outstanding, including a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share.

The Company incurred a net loss for the six months ended June 30, 2011 amounting to ($1.6 million), or ($.14) per basic share, including a restructuring charge of $.02 per share and stock-based compensation of $.02 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss for the six months ended June 30, 2010 amounting to ($3.9 million), or ($.35) per basic share, including a restructuring charge of $.01 per share; stock-based compensation of $.03 per share; and a discrete income tax provision of $.01 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $13.7 million at June 30, 2011 and $19.2 million at December 31, 2010.  The Company had no long-term debt at either date.  The decrease in cash, cash equivalents and long-term investments was due primarily to the Company’s operating loss, the payment of severance costs, and the Company’s January 2011 payments of $4.4 million (including $.4 million of transaction costs) to acquire equipment, inventory and intellectual property including signaling software products from GENBAND.

Accounts receivable at June 30, 2011 amounted to $5.6 million, compared to $5.5 million at December 31, 2010.  Inventories decreased by $1.2 million, to $6.6 million at June 30, 2011, from December 31, 2010, due primarily to the conversion of inventory for second quarter shipments.

Cash provided by operating activities amounted to $.2 million in the six months ended June 30, 2011, compared to cash used by operating activities which amounted to ($1.1 million) in the six months ended June 30, 2010.  This swing was principally due to the significantly smaller pre-tax loss in 2011 plus higher depreciation and amortization in 2011 than the comparable period in 2010, resulting primarily from amortization of purchased intangible assets.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our IPnexus Application-Ready Systems products depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  The new norm in this OEM business appears to be that OEM customers place orders for product only when they have orders in hand from their customers and expect almost immediate delivery. Revenues from our OEM customers grew moderately in the first half of 2011, compared to the corresponding period in 2010.   Telecommunications market revenues generated from service providers result from investments necessary to support existing and evolving service demands such as the ongoing worldwide growth in text messaging and the transition to Internet-based communications networks.  Primarily as a result of channel sales, revenues from service providers grew year-over-year during the first half 2011.  In addition, during the first quarter 2011, PT received an order amounting to nearly $3 million to supply SEGway Signaling solutions to be deployed in Nigeria and Ghana.  Revenues from this order are expected to be recognized upon completion of installation and acceptance during the second half of 2011.  The economy appears to be recovering unevenly around the world and current business conditions continue to remain very challenging in the telecommunications equipment market.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The timing of government-funded network infrastructure and military related expenditures remains for the most part unpredictable. Sales into the military, aerospace and government systems market during the first half of 2011 grew significantly primarily due to a shipment to the FAA amounting to $1.6 million during the first quarter 2011. Our sales efforts for our Xpress product line have generated interest from both telecommunications and government customers but meaningful orders have yet to occur.

During the first half 2011, the challenging economic climate continued to cause customers to limit and/or delay investments in their network infrastructure.  However, PT is gaining some market traction despite this climate.  Sales to customers amounted to $8.5 million in the second quarter 2011, compared to $7.4 million in the second quarter 2010 and for the six months ended June 30, 2011, revenue increased to $18.1 million, from $14.8 million during the corresponding period in 2010.  During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.   Forward-looking visibility on customer orders continues to be at low levels.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Six Months Ended June 30, 2011, Compared with the

Three and Six Months Ended June 30, 2010

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.6	56.0	55.0	51.5
Gross profit	43.4	44.0	45.0	48.5

Operating expenses:
Selling and marketing	17.2	27.3	18.6	29.8
Research and development	18.6	25.4	20.7	26.2
General and administrative	13.2	18.3	14.4	18.0
Restructuring charges	.7	.9	1.0	.9
Total operating expenses	49.7	71.9	54.7	74.9
Loss from operations	(6.3)	(27.9)	(9.7)	(26.4)

Other income, net	.2	.6	.5	.7
Loss before income taxes	(6.1)	(27.3)	(9.2)	(25.7)
Income tax (benefit) provision	(.8)	(1.0)	(.6)	.4
Net loss	(5.3)%	(26.3)%	(8.6)%	(26.1)%

Sales.  Total revenue for the second quarter 2011 amounted to $8.5 million, compared to $7.4 million for the corresponding quarter in 2010. The sales increase in the second quarter is primarily attributable to sales through the Company's new alliance with GENBAND and an increase in shipments to Metaswitch Networks. During the second quarter 2011 and 2010, one customer, Metaswitch Networks, accounted for 29% and 28% of sales, respectively. In the second quarter 2011, PT's four largest customers represented 48% of sales, compared to 52% of sales in the second quarter 2010. The Company's four largest customers comprised 48% and 45% of sales in the six months ended June 30, 2011 and 2010, respectively.

Shipments to customers outside of the United States represented 49% and 62% of PT's sales during the second quarter of 2011 and 2010, respectively. Shipments to customers outside of the United States represented 45% and 58% of the Company's sales for the six months ended June 30, 2011 and 2010, respectively. Total shipments to customers in the United Kingdom represented 30% of sales in the second quarter 2011, compared to 34% of sales in the second quarter 2010. One U.K. customer, Metaswitch Networks, represented 29% and 28% of sales in the second quarter 2011 and 2010, respectively. Total shipments to customers in the United Kingdom represented 27% and 31% of sales in the six months ended June 30, 2011 and 2010, respectively.

Management is focused on selling PT's products into two primary vertical markets within one segment, communications. Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Telecommunications	76%	77%	73%	81%
Military, aerospace and government systems	24%	23%	27%	19%
	100%	100%	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $6.4 million and $5.7 million in the second quarters of 2011 and 2010, respectively.  This increase was due to sales through PT’s new alliance with GENBAND as well as increased sales to Metaswitch Networks, offset partially by a decline in sales to various telecommunications customers.

Revenue from the telecommunications market amounted to $13.2 million and $11.9 million for the six months ended June 30, 2011 and 2010, respectively.  This increase of $1.3 million, or 11%, was due to a $.8 million increase in shipments to Metaswitch Networks and sales through the Company’s new alliance with GENBAND, offset partially by a $.4 million decline in shipments to Alcatel-Lucent and a decline in shipments to various other telecommunications customers.

Military, Aerospace and Government Systems market:

Our recently realigned government systems group continues to work with numerous prime contractors including Raytheon, Lockheed Martin, EADS and General Dynamics to incorporate PT’s COTS-based, application ready systems into specific programs and projects requiring enhanced communications capabilities.  Our recently introduced Xpress product line is generating interest from our government systems customers and based on such interest, we presently expect to begin our first Xpress product engagement for a government customer during the fourth quarter.

Military, aerospace and government systems products revenue amounted to $2.1 million and $1.7 million in the second quarter 2011 and 2010, respectively. This increase of $.4 million, or 23%, was primarily attributable to increased shipments to Rockwell-Collins and Aeroflex, offset by the non-recurrence in 2011 of a $.5 million sale to EADS in the second quarter 2010.

Military, aerospace and government systems products revenue amounted to $5.0 million and $2.9 million in the six months ended June 30, 2011 and 2010, respectively. This increase of $2.1 million, or 72%, was primarily attributable to a $.8 million increase in shipments to the U.S. Government FAA (through Raytheon in 2010) plus increases in shipments to Rockwell-Collins and Aeroflex, offset partially by the non-recurrence of the 2010 sales to EADS.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function.  Gross profit and gross margin percentage amounted to $3.7 million and 43.4% of sales in the second quarter 2011, compared to $3.3 million and 44.0% of sales for the second quarter 2010.  The increase in gross profit was attributable to the higher sales volume, while the slight decline in gross margin percentage was primarily attributable to a $.2 increase in amortization of software and purchased developed technology, offset by an improved sales mix.

Gross margin was 45.0% and 48.5% for the six months ended June 30, 2011 and 2010, respectively. The decrease in gross margin percentage was primarily attributable to a $.6 million increase in amortization software and purchased developed technology, partially offset by a slightly more favorable sales mix, and continued contraction of the Company’s manufacturing organization following the transition to an outside contract manufacturer of printed circuit board assemblies.

Total Operating Expenses. Total operating expenses amounted to $4.2 million and $5.4 million in the second quarter 2011 and 2010, respectively.  Total operating expenses amounted to $9.9 million and $11.1 million in the six months ended June 30, 2011 and 2010, respectively.

Selling and marketing expenses were $1.5 million and $2.0 million for the second quarter 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, selling and marketing expenses were $3.4 million and $4.4 million, respectively.  The decreases in 2011 over the comparable 2010 periods primarily relate to a reduction in sales and marketing staff and lower trade show expenditures offset by slightly higher commissions associated with the increased sales.

Research and development expenses were $1.6 million and $1.9 million in the second quarter 2011 and 2010, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses.  Amounts capitalized were $.6 million during the second quarter of both 2011 and 2010.  Research and development expenses were $3.7 million and $3.9 million for the six months ended June 30, 2011 and 2010, respectively.  Six month amounts capitalized to software development costs amounted to $1.2 million in both 2011 and 2010.  The decreases in research and development expenses in 2011 over the comparable 2010 periods are primarily the result of a net decrease in the number of engineers in research and development due to the Company’s restructuring actions, offset by the addition of software engineers to support the Company’s new sales alliance with GENBAND.

General and administrative expenses were $1.1 million and $1.4 million in the second quarter 2011 and 2010, respectively.  General and administrative expenses were $2.6 million and $2.7 million in the six months ended June 30, 2011 and 2010, respectively.  The second quarter 2011 decrease was the result of a decrease in litigation-related legal expenses with Tekelec, lower stock compensation costs, and a reduction in administrative headcount.  In May 2011, PT and Tekelec agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.

Restructuring expenses were $.1 million in the second quarter of both 2011 and 2010, and $.2 million and $.1 million in the six months ended June 30, 2011 and 2010, respectively.  In December 2010, the Company announced an expense reduction action which was implemented during the first and second quarters 2011.  The program included the elimination of 21 positions, which represents 12% of the Company’s workforce.  In connection with this action, the Company’s San Luis Obispo, California engineering center was closed with those hardware engineering functions being assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $.9 million in the fourth quarter 2010 and $.1 million in both the first and second quarters 2011.  Most of the charges resulting from this action are employee severance and related costs and nearly all have been incurred as cash expenditures.  No cash was expended in connection with this action in 2010, while $1.1 million was expended during the six months ended June 30, 2011.

Other Income, net.  Other income consists primarily of interest income.  During the second quarter 2011, PT’s funds were invested in high-quality corporate bonds, certificates of deposit and money market funds.  Other income amounted $.1 million for the six months ended June 30, 2011.

Income taxes. The Company’s effective tax rate for the second quarter 2011 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. deferred tax assets, the taxes on foreign income that differ from the U.S. tax rate, and permanent tax differences including Canadian research activities, and tax-exempt interest.

PT’s income tax benefit for the second quarter 2011 amounted to $.1 million, compared to a benefit of $.1 million for the second quarter 2010.  The Company recorded an income tax benefit of $.1 million and a provision of $.05 million for the six months ended June 30, 2011 and 2010, respectively.  For the second quarter 2011, PT’s annual estimated effective income tax rate is 7%, and reflects refundable credits the Company expects to receive relating to its Canadian research operations.  A discrete income tax provision of $.1 million was recorded in the six months ended June 30, 2010 due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts.

Liquidity and Capital Resources

The Company had working capital of $18.7 million and $23.2 million at June 30, 2011 and December 31, 2010, respectively.  PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $13.7 million at June 30, 2011 and $19.2 million at December 31, 2010.

For the six months ended June 30, 2011, cash provided by operating activities amounted to $.2 million.  This amount reflects the net loss of ($1.6 million) offset by non-cash items such as depreciation and amortization charges of $1.9 million and stock-based compensation expense of $.2 million.  Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a $1.2 million decrease in inventories and a $2.0 million increase in deferred revenues, offset by a decrease in accounts payable and accrued expenses of $2.7 million and an increase in prepaid expenses of $.6 million.  The decrease in inventory was primarily attributable to the conversion of inventory for second quarter shipments.  The increase in deferred revenue resulted from deposits received for sales not yet recognized in revenue, and the decrease in accounts payable resulted from lower production activity at the Company’s printed circuit board manufacturer at the end of the second quarter 2011.  The increase in prepaid expenses was principally the result of costs incurred on projects for which revenue has not yet been recognized.

Cash used by investing activities during the six months ended June 30, 2011 totaled $1.8 million, including the purchase of assets from GENBAND which amounted to $4.4 million (including acquisition-related costs of $.4 million), capitalized software development costs amounting to $1.2 million and capital expenditures of $.2 million, offset by net proceeds from the sale and maturities of investments of $3.9 million.

In the second quarter 2011, cash, cash equivalents and long-term investments increased by $2.9 million, resulting primarily from a decrease in inventory and accounts receivable, deposits received for sales not yet recognized in revenue, offset by reductions in accounts payable.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the second quarter 2011 or six months ended June 30, 2011.

Contractual Obligations:

In April 2011, the Company renewed its lease for its Kanata, Ontario engineering center through October 2013.  The renewed lease includes an 8% reduction in the rental amount before common area charges for one year through October 2012, at which time the monthly rental will revert to the current amount due.

Current Position:

Assuming there is no significant change in the business, management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.  Certainly if the world’s economy falls into another recession, PT’s current cash position will be impacted.

As previously reported, in December 2009, Tekelec commenced litigation against PT in the U.S. District Court for the Eastern District of North Carolina alleging that certain of PT's signaling products infringed certain of Tekelec's issued patents.  In May 2011, PT and Tekelec agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice. By Stipulation dated May 4, 2011, the litigation has now been dismissed without prejudice.

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

The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in 2011.  Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material.  However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company).  The guidance requires changes in presentation only and will have no significant impact on the Company's consolidated financial statements.

In May 2011, the FASB issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company).  The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements.  Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively “PT”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. All statements herein that describe PT’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act.    Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as of December 31, 2010, as contained in the Company’s Annual Report on Form 10-K, and other documents filed with the Securities and Exchange Commission.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal.  PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts.  The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars.  However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom.  The Canadian dollar and British Pound continued to strengthen against the U.S. dollar during the first six months of 2011, resulting in higher levels of expense denominated in U.S. dollars.  The Company has entered into forward hedge contracts to lock in a spot rate of .98 for the first $100,000 (CDN) of monthly Canadian expenses incurred during the second half of 2011 (see Note J to the condensed consolidated financial statements).

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

In May 2011, PT and Tekelec agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation has now been dismissed without prejudice.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

ITEM 1A      RISK FACTOR

The Company discloses in its annual report on Form 10-K those risk factors which we believe to be significant to our business, and we are required to update and modify those risk factors and disclose new risk factors in our quarterly filings on Form 10-Q as events and circumstances may indicate the need to do so.  In light of ongoing budgetary, credit and political conditions pertaining to the United States Federal Government, the following risk factor should be considered:

Our revenue includes sales to federal government entities, generally under subcontracts with prime contractors.  A loss of such contracts or an interruption in government funding for such contracts, could have a material adverse effect on our business.

We derived approximately 24% and 27% of our revenue for the three and six months ended June 30, 2011  from contracts with agencies of the United States Federal Government or subcontracts with prime contractors or subcontractors of the Federal Government, or contracts with foreign governments.  The loss or significant curtailment of any of these government contracts or subcontracts, whether due to PT’s performance or due to interruptions of or changes in governmental funding for such contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition.  Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are: a significant decline in, or reapportioning of, spending by the Federal Government; changes, delays or cancellations of Federal Government programs or requirements; the adoption of new laws or regulations that affect companies that provide services to the Federal Government; Federal Government shutdowns or other delays in the government appropriations process; changes in the political climate, including with regard to the funding of the products we provide; and general economic conditions.

ITEM 6.        EXHIBITS

31.1                       Certification of Chief Executive Officer

31.2                       Certification of Chief Financial Officer

32.1                       Section 1350 Certification

100.INS*               XBRL Taxonomy Instance Document

100.PRE*              XBRL Taxonomy Extension Presentation Linkbase

100.SCH*             XBRL Taxonomy Schema Linkbase

100.LAB*             XBRL Taxonomy Label Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  PERFORMANCE TECHNOLOGIES, INCORPORATED

August 9, 2011                                                  By: /s/  John M. Slusser

                                                                                    John M. Slusser

                                                                                    President and

                                                                                    Chief Executive Officer

August 9, 2011                                                  By: /s/  Dorrance W. Lamb

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

Date: August 9, 2011                                                                  By:/s/   John M. Slusser

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

Date: August 9, 2011                                                                 By:/s/   Dorrance W. Lamb

                                                                                                                    Dorrance W. Lamb

                                                                                                                    Chief Financial Officer

                                                                                                            Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  August 9, 2011                                                    By:/s/   John M. Slusser

                                                                                                John M. Slusser

                                                                                                President and Chief Executive Officer

Date:  August 9, 2011                                                    By:/s/   Dorrance W. Lamb

                                                                                                Dorrance W. Lamb

                                                                                                Senior Vice President and Chief Financial Officer