Form 10-Q/A
period 2011-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2011-08-10
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (Form 10-Q), as filed with the Securities and Exchange Commission (SEC) on August 9, 2011, is to furnish our Interactive Data Files (XBRL Exhibits) as Exhibit 101 which will permit them to be viewed on the SEC’s EDGAR website.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibits described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date on the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                                                PERFORMANCE TECHNOLOGIES, INC.

August 10, 2011                                                  by /s/ John M. Slusser

                                                                                     John M. Slusser

                                                                                     President and Chief Executive Officer

                                                                                by /s/ Dorrance W. Lamb

                                                                                    Dorrance W. Lamb

                                                                                    Senior Vice President Finance and Chief Financial Officer

ITEM 6.        EXHIBITS

101.INS*              XBRL Taxonomy Instance Document

101.PRE*             XBRL Taxonomy Extension Presentation Linkbase

101.SCH*             XBRL Taxonomy Schema Linkbase

101.LAB*             XBRL Taxonomy Label Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.