Form 10-Q
period 2011-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2011-11-14
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:  Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

The number of shares outstanding of the registrant's common stock was 11,116,397 as of October 31, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	September 30,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$9,483,000	$12,796,000
Investments	885,000	3,753,000
Accounts receivable, net	8,023,000	5,478,000
Inventories	6,106,000	7,787,000
Prepaid expenses and other assets	1,208,000	940,000
Prepaid income taxes	166,000	31,000
Fair value of foreign currency hedge contracts		17,000
Total current assets	25,871,000	30,802,000
Investments	2,054,000	2,677,000
Property, equipment and improvements, net	2,002,000	2,162,000
Software development costs, net	4,220,000	3,995,000
Purchased intangible assets, net	4,660,000	804,000
Total assets	$38,807,000	$40,440,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,115,000	$2,756,000
Other payable	992,000
Deferred revenue	3,347,000	1,946,000
Accrued expenses	1,962,000	2,919,000
Fair value of foreign currency hedge contracts	115,000
Total current liabilities	7,531,000	7,621,000
Deferred income taxes	82,000	51,000
Total liabilities	7,613,000	7,672,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,276,000	17,042,000
Retained earnings	23,764,000	25,400,000
Accumulated other comprehensive (loss) income	(161,000)	11,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	31,194,000	32,768,000
Total liabilities and stockholders' equity	$38,807,000	$40,440,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$9,000,000	$6,307,000	$27,125,000	$21,111,000
Cost of goods sold	4,454,000	3,801,000	14,419,000	11,428,000
Gross profit	4,546,000	2,506,000	12,706,000	9,683,000

Operating expenses:
Selling and marketing	1,585,000	1,976,000	4,966,000	6,383,000
Research and development	1,593,000	1,827,000	5,342,000	5,709,000
General and administrative	981,000	1,661,000	3,590,000	4,334,000
Impairment charge - vendor software	400,000		400,000
Restructuring charges	71,000	69,000	253,000	196,000
Total operating expenses	4,630,000	5,533,000	14,551,000	16,622,000
Loss from operations	(84,000)	(3,027,000)	(1,845,000)	(6,939,000)

Other (expense) income, net	(4,000)	65,000	86,000	170,000
Loss before income taxes	(88,000)	(2,962,000)	(1,759,000)	(6,769,000)

Income tax (benefit) provision	(2,000)	(33,000)	(123,000)	20,000
Net loss	$(86,000)	$(2,929,000)	$(1,636,000)	$(6,789,000)

Basic loss per share	$(.01)	$(.26)	$(.15)	$(.61)

Weighted average number of common shares used in
basic loss per share	11,116,397	11,116,397	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,

	2011	2010
Cash flows from operating activities:
Net loss	$(1,636,000)	$(6,789,000)
Non-cash adjustments:
Depreciation and amortization	2,027,000	2,096,000
Amortization of purchased intangible assets	812,000
Impairment charge - vendor software	400,000
Stock-based compensation expense	234,000	357,000
Loss on disposal of property, equipment and improvements	28,000
Realized loss on sale of investment	17,000
Non-cash interest expense	19,000
Deferred income taxes	33,000	47,000
Changes in operating assets and liabilities:
Accounts receivable	(2,545,000)	1,561,000
Inventories	1,759,000	(1,306,000)
Prepaid expenses and other assets	(268,000)	(100,000)
Accounts payable and accrued expenses	(2,607,000)	1,189,000
Deferred revenue	1,401,000	(200,000)
Income taxes payable and prepaid income taxes	(131,000)	20,000
Net cash used by operating activities	(457,000)	(3,125,000)

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets	(4,378,000)
Purchases of property, equipment and improvements	(227,000)	(1,068,000)
Capitalized software development costs	(1,683,000)	(1,891,000)
Proceeds from sales and maturities of investments	4,443,000	5,280,000
Purchases of investments	(1,015,000)	(4,449,000)
Proceeds from sales of property, equipment and improvements	4,000
Net cash used by investing activities	(2,856,000)	(2,128,000)

Net decrease in cash and cash equivalents	(3,313,000)	(5,253,000)
Cash and cash equivalents at beginning of period	12,796,000	17,563,000
Cash and cash equivalents at end of period	$9,483,000	$12,310,000

Supplemental Disclosure of Cash Flow Information:
Other payable incurred for the purchase of assets	$973,000

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

We have adopted this guidance as of January 1, 2011. As most of our signaling products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to these transactions.  The adoption of the new, non-software revenue recognition guidance did not have a material impact on the timing, pattern, or amount of revenue recognized in the first nine months or third quarter 2011.  Based on currently available information, we anticipate that the impact of adopting this guidance on revenue recognition in future periods will not be material.  However, this assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

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

Note B - Asset Purchase

In January 2011, the Company entered into an asset purchase agreement with GENBAND to acquire GENBAND's Universal Signaling Platform (“USP”) and SP2000 signaling technology which GENBAND acquired in its May 2010 acquisition of Nortel's Carrier VoIP and Application Solutions business.  In connection with this transaction, the Company acquired software, equipment, inventories, and intellectual property including a signaling-related patent, a license under GENBAND's signaling patent portfolio and an assignment of certain signaling technology conveyed to GENBAND under license from Nortel.  Certain of these licensed property rights are not transferable without GENBAND’s consent.  Furthermore, under certain circumstances, GENBAND has the right to terminate this licensing agreement. In addition to the acquisition of assets, the Company agreed to provide GENBAND with ongoing development, support and maintenance of signaling solutions, and solutions for stand-alone signaling applications as well as integrated signaling capabilities.

The total consideration for these assets amounted to $5,378,000, of which $4,000,000 was paid at closing in January 2011, $378,000 was paid for transaction-related expenses, and $1,000,000 is due in January 2012.  This payable, discounted at 3%, had a present value of $973,000 at the date of closing.  Including amortization of the discount, this payable amounts to $992,000 at September 30, 2011.

Approximately $613,000 of the total consideration for the GENBAND assets was allocated to property, plant and equipment, $78,000 to inventory, and the remainder was allocated to purchased intangible assets, including the estimated value of the support contract, which amounted to $986,000, and purchased developed technologies, which amounted to $3,710,000.

In addition to the software technologies acquired from GENBAND, the Company reclassified the technologies acquired in 2009 from Pactolus (with a cost of $835,000 and accumulated amortization of $31,000 at December 31, 2010) from software development costs, net, into purchased intangible assets.  Purchased intangible assets are being amortized over estimated useful lives of three to five years.

Purchased intangible assets consist of the following at September 30, 2011:

Purchased developed technologies	$4,517,000
Support contracts	986,000
Total	5,503,000
Less: accumulated amortization	(843,000)
Purchased intangible assets, net	$4,660,000

Amortization of purchased intangible assets totaled $280,000 in the third quarter 2011 and $812,000 in the nine months ended September 30, 2011.

Note C - Litigation

In December 2009, the Company became aware that Tekelec, a California corporation headquartered in Morrisville, North Carolina, had filed but not served a complaint against the Company in the U.S. District Court for the Eastern District of North Carolina.  The complaint alleged that certain of the Company’s signaling systems products infringe three of Tekelec’s issued patents and sought a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages.  On March 4, 2010, an amended complaint was served on the Company through its designated agent in North Carolina.  The amended complaint contained the same allegations as the original complaint but added two patents to the number of patents which Tekelec alleged the Company’s signaling systems products infringe. Subsequently, the complaint was further amended to add a sixth patent which Tekelec alleged the Company's signaling systems product infringe.

In May 2011, PT and Tekelec agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation was dismissed without prejudice.

The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

Note D - Investments

Investments are stated at fair value and consisted of the following:

	September 30,	December 31,
	2011	2010
Corporate bonds	$1,918,000	$3,190,000
Certificates of deposit	521,000	1,240,000
Municipal bond	500,000
U.S. Government bond		2,000,000
Total investments	2,939,000	6,430,000
Less: current investments	(885,000)	(3,753,000)
Non-current investments	$2,054,000	$2,677,000

The Company’s bond investments have a cumulative par value of $2,353,000.  Non-current bonds with par values totaling $2,000,000 mature in 2012 through 2014, while the remaining bond matures in 2012 and is classified as a current asset.  As of December 31, 2010, the Company changed its classification of investments from held-to-maturity to available-for-sale because it determined that it is probable that at least some of its investments may be sold prior to maturity to fund operations.  As a result, any unrealized gains or losses are recorded in accumulated other comprehensive income.  At September 30, 2011, the cost basis of the Company’s investments exceeded their fair value by $46,000.  The Company recorded a realized loss of $13,000 upon the maturity of one bond in the third quarter 2011.

Note E - Inventories, net

Inventories consisted of the following:

	September 30,	December 31,
	2011	2010
Purchased parts and components	$2,249,000	$3,318,000
Work in process and purchased assemblies	2,424,000	3,361,000
Finished goods	1,433,000	1,108,000
Net	$6,106,000	$7,787,000

Note F - Software Development Costs

Software development costs consisted of the following:

	September 30,	December 31,
	2011	2010
Capitalized software development costs	$21,801,000	$20,118,000
Less: accumulated amortization	(17,581,000)	(16,123,000)
Net	$4,220,000	$3,995,000

Amortization of software development costs included in cost of goods sold was $441,000 and $541,000 in the third quarter 2011 and 2010, respectively.  Amortization of software development costs included in cost of goods sold was $1,459,000 and $1,492,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note G - Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products.  The warranty period for PT’s products is generally one year from date of sale.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  Future warranty costs are estimated based on product-based historical performance rates and related costs to repair.  Changes in accrued warranty obligations for the three and nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Accrued warranty obligations, January 1	$156,000	$78,000
Actual warranty experience	(62,000)	(31,000)
Warranty provision	45,000	31,000
Accrued warranty obligations, March 31	139,000	78,000
Actual warranty experience	(22,000)	(8,000)
Warranty provision (reversal)	(23,000)	108,000
Accrued warranty obligations, June 30	94,000	178,000
Actual warranty experience	(21,000)	23,000
Warranty provision	23,000	(23,000)
Accrued warranty obligations, September 30	$96,000	$178,000

Note H - Loss Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share calculations would reflect the assumed exercise and conversion of dilutive stock options, using the treasury stock method, if applicable.  Due to the net losses incurred, dilutive options were not considered for any period. The weighted average number of stock options that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive were 1,691,000 and 1,800,000 shares for the third quarter 2011 and 2010 respectively, and 1,664,000 shares and 1,787,000 shares for the nine months ended September 30, 2011 and 2010, respectively.

Note I -  Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 30, 2011 and 2010, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(86,000)	$(2,929,000)	$(1,636,000)	$(6,789,000)
Increase in unrealized loss on investments	(19,000)		(46,000)
Unrealized net (loss) gain on foreign currency
hedge contracts, net of tax	(125,000)	19,000	(126,000)	(108,000)
Comprehensive loss	$(230,000)	$(2,910,000)	$(1,808,000)	$(6,897,000)

NOTE J - Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations.  PT’s risk management program is designed to reduce the exposure and volatility arising from fluctuations in foreign currency exchange rates.  At September 30, 2011, the Company had contracts in place to hedge approximately 60% of its estimated Canadian foreign currency risk through June 30, 2012.  PT’s derivative instruments are designated and qualify as cash flow hedges.  As such, any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income or loss.  The Company will receive, or be required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates.  Such payments will be recorded as reductions to, or increases in, expense as they are determined.

The fair value of the Company’s derivative instruments is estimated in accordance with the framework for measuring fair value contained in GAAP (Note K) and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability.  All of the Company’s derivative instruments are deemed to be fully effective at September 30, 2011, and the entire fair value of these instruments is expected to be reclassified to earnings during the remainder of 2011 and the first six months of 2012.

These hedge contracts are designed to fix in U.S. dollars a portion of the future cost of PT’s Canadian operation, which is denominated in Canadian dollars.  These contracts effectively fix the exchange rate on the first $200,000CDN of monthly expenses for October 2011 through June 2012 at exchange rates ranging from .98 to .985.  The fair value of these contracts is a liability of $115,000 at September 30, 2011.

At December 31, 2010, the Company had foreign currency hedge contracts in place to fix in U.S. dollars a portion of PT’s Canadian and U.K. operations for each of the months of January through March 2011.  These contracts have matured and have cash settled.

	Balance	Fair value at
	Sheet	September 30,	December 31,
	Location	2011	2010
Derivatives designated as hedging instruments	Current assets	$ -	$17,000
Derivatives designated as hedging instruments	Current liabilities	$(115,000)	$ -

The Company’s derivative instruments had the following effect on the statements of operations:

	Amount of (loss) gain reclassified from accumulated other comprehensive income to the statement of operations
	Location
	of gain	Three Months Ended
	recognized in	September 30,
Derivatives in fair value hedging relationships	operations	2011	2010
Foreign exchange contracts	Operating expenses	$(2,000)	$16,000

		Nine Months Ended
		September 30,
		2011	2010
Foreign exchange contracts	Operating expenses	$18,000	$227,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Accumulated other comprehensive income, beginning	$10,000	$1,000	$11,000	$128,000
Amount of gain recognized in statement of operations,
net of tax	(2,000)	(12,000)	(18,000)	(147,000)
Net change in fair value of derivative instruments	(123,000)	31,000	(108,000)	39,000
Accumulated other comprehensive income (loss), ending	$(115,000)	$20,000	$(115,000)	$20,000

Note K -  Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$1,918,000	$1,021,000	$-
Total assets measured at fair value	$1,918,000	$1,021,000	$-

Liabilities:
Foreign currency hedge contracts	$-	$(115,000)	$-
Total liabilities measured at fair value	$-	$(115,000)	$-

The Company’s assets measured at fair value on a recurring basis at December 31, 2010, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,190,000	$1,240,000	$-
Foreign currency hedge contracts	-	17,000	-
Total assets measured at fair value	$5,190,000	$1,257,000	$-

There were no transfers into or out of Level 1, Level 2 or Level 3 in the periods presented.

Note L -  Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model.  The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock-based compensation expense – stock options	$66,000	$71,000	$234,000	$358,000
Income tax benefit	-	-	-	-
Net increase in net loss	$66,000	$71,000	$234,000	$358,000

Per basic share increase in loss	$0.01	$0.01	$0.02	$0.03

The following table summarizes stock option activity for the nine months ended September 30, 2011:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Outstanding at January 1, 2011	1,662,933	$ 4.42
Granted	391,000	2.17
Exercised	-	-
Expired	(363,050)	5.10
Outstanding at September 30, 2011	1,690,883	3.75

Exercisable at September 30, 2011	961,063	$ 4.69

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.  At September 30, 2011, PT had approximately $332,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.8 years.

Note M -  Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against  deferred income tax assets.

PT’s estimated effective annual tax rate was 7% for the nine months ended September 30, 2011 and does not include any material discrete items.  The estimated effective annual tax rate used for the nine months ended September 30, 2010 was -3% and included a provision item of $72,000 which offset the benefit credited to other comprehensive income associated with the decrease in unrealized gain on foreign currency hedge contracts that matured in the first quarter 2010.  In addition to this item, which was immaterial in 2011, the change in the effective annual tax rate is due to expected refundable Canadian provincial tax credits.

The Company had no balance in unrecognized tax benefits at either September 30, 2011 or December 31, 2010.  At September 30, 2011, the Company had gross deferred income tax assets totaling approximately $11,400,000, against substantially all of which the Company has recorded a valuation allowance.  At December 31, 2010, the Company had gross deferred income tax assets totaling approximately $10,200,000, against substantially all of which the Company has recorded a valuation allowance.

Note N -  Restructuring

Restructuring expenses totaled $71,000 and $69,000 in the third quarter 2011 and 2010, respectively, and amounted to $253,000 and $196,000 in the nine months ended September 30, 2011 and 2010, respectively.

In December 2010, the Company announced an expense reduction action which was implemented primarily during the first half of 2011.  The program included the elimination of 21 positions, which represents 12% of the Company’s workforce.  In connection with this action, the Company’s San Luis Obispo, California engineering center was closed with those hardware engineering functions assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $71,000 in the third quarter 2011 and $245,000 in the nine months ended September 30, 2011.  This action is now complete at September 30, 2011.  The charges resulting from this action are employee severance and related costs, rental and lease termination expenses, moving costs and write-downs of equipment.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable.  In connection with this decision, the Company reduced its Rochester workforce by fifteen employees.  Restructuring charges associated with this action consisted of severance charges amounting to zero and $69,000 in the third quarter 2011 and 2010, respectively, and $8,000 and $196,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth the amounts recognized for restructuring expense and incurred during the quarters and nine month periods ended September 30, 2011 and 2010, respectively, and the balance of accrued restructuring at each quarter end:

	2011	2010
Accrued restructuring, January 1	$924,000	$-
Restructuring expense - primarily employee-related costs	122,000	63,000
Amount incurred in the period (all of which was cash)	(936,000)	-
Accrued restructuring, March 31	110,000	63,000
Restructuring expense - rent, employee-related costs and write-offs of equipment	60,000	64,000
Amount incurred in the period (cash expenditures of $133,000 in 2011)	(154,000)	(2,000)
Accrued restructuring, June 30	16,000	125,000
Restructuring expense - rent and employee-related costs	71,000	69,000
Amount incurred in the period (all of which was cash)	(50,000)	(20,000)
Accrued restructuring, September 30	$37,000	$174,000

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.  At September 30, 2011, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $11 million in order to fully realize the value of the Company's deferred tax assets. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its deferred tax assets.

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

PT is a global supplier of advanced network communications solutions to service provider, government, and OEM markets. PT’s portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments. The industry-leading Monterey MicroTCA and IPnexus Platforms anchor the company’s broad range of offerings on PT’s own IP-native, highly integrated platforms and element management systems. OEMs and application developers, including PT itself, leverage the robust carrier grade Linux development environment and rich suite of communications protocols (PT's NexusWare) of IPnexus Application-Ready Platforms as a cornerstone component of their end product value proposition. PT's SEGway Signaling Solutions provide affordable, high density signaling, advanced routing for LTE and IMS applications, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence, as well as features such as Number Portability and SMS Spam Defense. The company's Xpress NGN applications enable evolving Mobile 2.0, Multi-media, and IMS based revenue-generating services.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

PT’s business addresses one industry segment - Communications - and globally targets two primary vertical markets for its network communications products, namely telecommunications, and military, aerospace and government systems.  The telecommunications market, historically PT’s largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our Monterey and IPnexus Application-Ready platforms, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from service providers, purchasing our SEGway and Xpress product lines, result from investments necessary to support existing and evolving service demands such as text messaging and the transition to Internet-based communications networks.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  Military, aerospace and government systems shipments are subject to project deployment schedules, which are often unpredictable.    Sales to the U.S. and foreign governments and their prime contractors carry certain inherent risks, as discussed further below in Part II, Item 1a.

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

As we outlined in PART 1, ITEM 1, under the caption “Business” of PT’s Annual Report for the year ended December 31, 2010, as filed on Form 10-K with the Securities and Exchange Commission, management is continuing to concentrate on the four network communications-focused initiatives established at the beginning of 2010 to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our open-standards based Application-Ready Platforms for mission critical communications applications, intensifying our market diversification efforts in government systems markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions. In addition, our signaling product portfolio, which is targeted at the service provider market, has reached a scale in terms of features, functionality and cost-effectiveness that generates strong interest on a global basis and especially in many emerging markets.  As a result, beginning in 2011, the sales and marketing strategy for our signaling products shifted to being increasingly focused on working with strong channel partners as our primary vehicle to further expand our reach in the global and emerging markets.  To that end, we added GENBAND as a strong channel partner in January 2011, Kapsch CarrierCom AG in the third quarter 2011, and we continue to work closely under our established relationship with Alcatel-Lucent as another major channel partner.

There are identifiable risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers growth in the long term, current network infrastructure investments by carriers are very sluggish; the market for certain signaling products is declining and the market for SIP-based products is not growing rapidly enough to offset these declines.  The current economic environment remains very challenging and management believes that realizing meaningful profitability in the near term is likely to be very difficult.

Financial Overview

Revenue:

Revenue in the third quarter 2011 amounted to $9.0 million, compared to $6.3 million in the third quarter 2010.  Revenue for the nine months ended September 30, 2011 was $27.1 million, compared to $21.1 million in the corresponding period in 2010.   The increase in revenue in the third quarter 2011 over the comparable prior year period was primarily due to sales to GENBAND, Globacom (Ghana, Africa), Rockwell-Collins, Nologin Consulting S.L. and Kapsch CarrierCom AG (“Kapsch”), a new PT distributor, offset partially by the non-recurrence of revenue from Starcomm PLC during the third quarter of 2010.  The increase in revenue in the nine months ended September 30, 2011 over the prior year period was primarily due to a substantial first quarter 2011 sale to the FAA, sales to GENBAND, Kapsch, Globacom and Rockwell-Collins.  Shipments to customers outside of the United States represented 53% and 67% in the third quarter of 2011 and 2010, respectively, and 48% and 61% in the nine months ended September 30, 2011 and 2010, respectively.

Earnings:

PT incurred a net loss in the third quarter 2011 in the amount of ($.1 million), or ($.01) per basic share, including an impairment charge recognized upon the termination of a value-added reseller agreement in the amount of $.04 per share, amortization of purchased intangible assets of $.03 per share, a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss in the third quarter 2010 in the amount of ($2.9 million), or ($.26) per basic share, including other litigation expenses of $.05 per share, a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.

The Company incurred a net loss for the nine months ended September 30, 2011 amounting to ($1.6 million), or ($.15) per basic share, including an impairment charge recognized upon the termination of a value-added reseller agreement in the amount of $.04 per share, amortization of purchased intangible assets of $.07 per share, other litigation expenses of $.04 per share, a restructuring charge of $.02 per share and stock-based compensation of $.02 per share, based on 11.1 million shares outstanding.  The Company incurred a net loss for the nine months ended September 30, 2010 amounting to ($6.8 million), or ($.61) per basic share, including other litigation expenses of $.08 per share, a restructuring charge of $.02 per share; stock-based compensation of $.03 per share; and a discrete income tax provision of $.01 per share, based on 11.1 million shares outstanding.

Liquidity:

Working capital amounted to $18.3 million at September 30, 2011 and $23.2 million at December 31, 2010.  PT’s primary sources of liquidity include cash, cash equivalents and long-term investments amounted to $12.4 million at September 30, 2011 and $19.2 million at December 31, 2010.  The Company had no long-term debt at either date.  For the nine months ended September 30, 2011, the decrease in cash, cash equivalents and long-term investments was due primarily to the Company’s operating loss, the payment of severance costs, and payments of $4.4 million to acquire equipment, inventory and intellectual property including signaling software products from GENBAND.

Accounts receivable at September 30, 2011 amounted to $8.0 million, compared to $5.5 million at December 31, 2010.  This increase was a result of increased sales in the final month of the third quarter 2011, compared to the final month of 2010.  Inventories decreased by $1.7 million, to $6.1 million at September 30, 2011, from December 31, 2010, as PT deliberately held purchasing of inventory below the level of inventory usage in second and third quarters.

Cash used by operating activities amounted to ($.5 million) in the nine months ended September 30, 2011, compared to cash used by operating activities which amounted to ($3.1 million) in the nine months ended September 30, 2010.  This change was principally due to the $5.2 million lower loss from operations in 2011 (which, when the 2011 amortization of purchased intangible assets is added back, results in a cash flow improvement of $6.0 million over the prior year), partially offset by the net change in accounts receivable, inventories, accounts payable and accrued expenses, and deferred revenue, which amounted to a net use of cash of ($2.1 million) in the nine months ended September 30, 2011, compared to net cash provided of $1.2 million in the nine months ended September 30, 2010.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our Monterey and IPnexus Application-Ready Platforms depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  The new norm in this OEM business is that OEM customers place orders for product only when they have orders in hand from their customers and they expect almost immediate delivery. Revenues from our OEM customers grew by 22% in the first nine months of 2011, compared to the corresponding period in 2010.   Telecommunications market revenues generated from service providers result from investments necessary to support existing and evolving service demands such as text messaging and the transition to Internet-based communications networks.  Primarily as a result of channel sales and the Globacom order, revenues from service providers grew by 44% year-over-year during the first nine months of 2011.  Of note, during the first quarter 2011, PT received an order amounting to nearly $3 million to supply SEGway Signaling solutions to be deployed in Nigeria and Ghana (Globacom).  Revenues totaling $.9 million from this order were recognized in the third quarter 2011 and the remainder of this order is expected to be recognized upon completion of installation and acceptance during the fourth quarter 2011 and first quarter 2012.  The economy appears to be recovering unevenly around the world and current business conditions continue to remain quite challenging in the telecommunications equipment market.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The timing of government-funded network infrastructure and military related expenditures remains for the most part unpredictable. See Part II, Item 1A for additional information about this risk factor.  Sales into the military, aerospace and government systems market during the first nine months of 2011 grew significantly primarily due to a shipment to the FAA amounting to $1.6 million during the first quarter 2011 and shipments throughout the year to Rockwell-Collins and Nologin Consulting S.L., our new European distributor. Our sales efforts for our Xpress product line have generated interest from both telecommunications and government customers but meaningful orders have yet to occur.

During the first nine months 2011, the challenging economic climate continued to cause customers to limit and/or delay investments in their network infrastructure.  However, PT is gaining market traction despite this climate.  Sales to customers amounted to $9.0 million in the third quarter 2011, compared to $6.3 million in the third quarter 2010.  For the nine months ended September 30, 2011, revenue increased to $27.1 million, from $21.1 million during the corresponding period in 2010.  During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.   Forward-looking visibility on customer orders continues to be at low levels.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Nine Months Ended September 30, 2011, Compared with the

Three and Nine Months Ended September 30, 2010

The following table presents the percentage of sales represented by each item in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.5	60.3	53.2	54.1
Gross profit	50.5	39.7	46.8	45.9

Operating expenses:
Selling and marketing	17.6	31.3	18.3	30.3
Research and development	17.7	29.0	19.7	27.0
General and administrative	10.9	26.3	13.3	20.5
Impairment charge - vendor software	4.4		1.4
Restructuring charges	.8	1.1	.9	.9
Total operating expenses	51.4	87.7	53.6	78.7
Loss from operations	(.9)	(48.0)	(6.8)	(32.8)

Other income, net	(.1)	1.0	.3	.8
Loss before income taxes	(1.0)	(47.0)	(6.5)	(32.0)
Income tax (benefit) provision		(.5)	(.5)	.1
Net loss	(1.0)%	(46.5)%	(6.0)%	(32.1)%

Sales.  Total revenue for the third quarter 2011 amounted to $9.0 million, compared to $6.3 million for the corresponding quarter in 2010.  The sales increase in the third quarter is primarily attributable to sales through the Company’s new alliance with GENBAND, sales through two European distributors, Kapsch CarrierCom AG and Nologin Consulting S.L., revenue from Globacom (Ghana, Africa), and sales to Rockwell-Collins,  offset by the non-recurrence of the shipment to Starcomm PLC in the third quarter of 2010.   During the third quarter 2011 and 2010, one customer, Metaswitch Networks, accounted for 14% and 22% of sales, respectively.  In the third quarter 2011, two additional customers accounted for 14% and 10% of sales, respectively, while PT’s four largest customers represented 47% of sales, compared to 40% of sales in the third quarter 2010.  The Company’s four largest customers comprised 43% and 41% of sales in the nine months ended September 30, 2011 and 2010, respectively.

Shipments to customers outside of the United States represented 53% and 67% of PT’s sales during the third quarter of 2011 and 2010, respectively.  Shipments to customers outside of the United States represented 48% and 61% of the Company’s sales for the nine months ended September 30, 2011 and 2010, respectively.  Total shipments to customers in the United Kingdom represented 15% of sales in the third quarter 2011, compared to 22% of sales in the third quarter 2010.  One U.K. customer, Metaswitch Networks, represented 14% and 22% of sales in the third quarter 2011 and 2010, respectively.  Total shipments to customers in the United Kingdom represented 23% and 28% of sales in the nine months ended September 30, 2011 and 2010, respectively.

Management is focused on selling PT’s products into two primary vertical markets within one segment - Communications.  Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Telecommunications	77%	79%	74%	80%
Military, aerospace and government systems	23%	21%	26%	20%
	100%	100%	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $6.9 million and $4.9 million in the third quarters of 2011 and 2010, respectively.  This increase was due to sales through PT’s new alliance with GENBAND, revenue from Globacom (Ghana, Africa), and sales through Kapsch, a new distributor in Europe, offset by the non-recurrence of the shipment to Starcomm PLC in the third quarter of 2010.

Revenue from the telecommunications market amounted to $20.1 million and $16.9 million for the nine months ended September 30, 2011 and 2010, respectively.  This increase of $3.2 million, or 19%, was due to a $.6 million increase in shipments to Metaswitch Networks, sales through GENBAND and Kapsch, and revenue from Globacom.

Military, Aerospace and Government Systems market:

Our government systems group continues to work with numerous prime contractors including Raytheon, Lockheed Martin, EADS, Rockwell-Collins and General Dynamics to incorporate PT’s COTS-based, Application-Ready Platforms into specific programs and projects requiring enhanced communications capabilities.  Our recently introduced Xpress product line is generating interest from our government systems customers and based on such interest, we presently expect to begin our first Xpress product engagement for a government customer during the fourth quarter 2011 or first quarter next year.

Military, aerospace and government systems products revenue amounted to $2.1 million and $1.3 million in the third quarter 2011 and 2010, respectively. This increase of $.8 million, or 62%, was primarily attributable to increased shipments to Rockwell-Collins, Aeroflex and a European distributor, Nologin.

Military, aerospace and government systems products revenue amounted to $7.1 million and $4.2 million in the nine months ended September 30, 2011 and 2010, respectively. This increase of $2.9 million, or 69%, was primarily attributable to a $.6 million increase in shipments to the U.S. Government FAA (through Raytheon in 2010) plus increases in shipments to Rockwell-Collins, Aeroflex, and Nologin, offset partially by the non-recurrence of the 2010 sales to EADS.

Gross profit.  Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function.  Gross profit and gross margin percentage amounted to $4.5 million and 50.5% of sales in the third quarter 2011, compared to $2.5 million and 39.7% of sales for the third quarter 2010.  The increase in gross profit was primarily attributable to the higher sales volume and improved sales mix (due primarily to an increase in sales of higher-margin signaling products), partially offset by a $.2 increase in amortization of software and purchased developed technology.

Gross profit and gross margin amounted to $12.7 million and 46.8% of sales for the nine months ended September 30, 2011, compared to $9.7 million and 45.9% of sales in the comparable 2010 period.  The increase in gross margin percentage primarily reflects the higher sales volumes and slightly more favorable sales mix, partially offset by a $.8 million increase in amortization of capitalized software and purchased developed technology. In addition, the continued contraction of the Company's manufacturing organization following the transition to an outside contract manufacturer of printed circuit board assemblies contributed to the improved gross margin.

Total Operating Expenses.  Total operating expenses amounted to $4.6 million and $5.5 million in the third quarter 2011 and 2010, respectively.  Total operating expenses amounted to $14.6 million and $16.6 million in the nine months ended September 30, 2011 and 2010, respectively.

Selling and marketing expenses were $1.6 million and $2.0 million for the third quarter 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, selling and marketing expenses were $5.0 million and $6.4 million, respectively.  The decreases in 2011 over the comparable 2010 periods primarily relate to a reduction in sales and marketing staff (partially as a result of the December 2010 restructuring action) and planned lower trade show expenditures offset by higher commissions associated with the increased sales.

Research and development expenses were $1.6 million and $1.8 million in the third quarter 2011 and 2010, respectively.  The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses.  Amounts capitalized were $.5 million and $.6 million during the third quarter 2011 and 2010, respectively.  Research and development expenses were $5.3 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively.  Amounts capitalized to software development costs amounted to $1.7 million and $1.9 million in the nine months ended September 30, 2011 and 2010, respectively.  The decreases in research and development expenses in 2011 over the comparable 2010 periods are primarily the result of a net decrease in the number of engineers in research and development due to the Company’s restructuring actions, partially offset by the addition of software engineers to support the Company’s new sales alliance with GENBAND.

General and administrative expenses were $1.0 million and $1.7 million in the third quarter 2011 and 2010, respectively.  General and administrative expenses were $3.6 million and $4.3 million in the nine months ended September 30, 2011 and 2010, respectively.  The third quarter 2011 decrease was the result of a reduction in litigation-related legal expenses associated with the Tekelec matter, lower stock compensation costs, and a reduction in administrative headcount.  In May 2011, PT and Tekelec agreed to voluntarily dismiss all of their claims and defenses against each other, without prejudice.

In the third quarter 2011, PT recorded a $.4 million charge to impair certain assets in conjunction with the Company’s termination of a value-added resellers agreement with a vendor.

Restructuring expenses were $.07 million in the third quarter of both 2011 and 2010, and $.3 million and $.2 million in the nine months ended September 30, 2011 and 2010, respectively.  In December 2010, the Company announced an expense reduction action which was completed in the third quarter 2011.  The program included the elimination of 21 positions, which represented 12% of the Company’s workforce.  In connection with this action, the Company’s San Luis Obispo, California engineering center was closed with those hardware engineering functions being assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $.9 million in the fourth quarter 2010 and $.3 million in the first three quarters of 2011.  Most of the charges resulting from this action are employee severance and related costs and nearly all have been incurred as cash expenditures.  No cash was expended in connection with this action in 2010, while $1.1 million was expended during the nine months ended September 30, 2011.

Other Income (expense), net. Other income consists primarily of interest income, and is presented net of other expense.  During the third quarter 2011, PT’s funds were invested in high-quality corporate bonds, certificates of deposit and money market funds.  Other expense for the third quarter 2011 consisted of a realized loss on the maturity of an investment security and foreign currency transaction losses, which exceeded the amount of other income in the quarter.

Income taxes. The Company’s effective income tax rate for the third quarter 2011 differs from the statutory rate primarily due to a full valuation allowance provided against its U.S. deferred tax assets, the taxes on foreign income that differ from the U.S. tax rate, and permanent tax differences including Canadian research activities, and tax-exempt interest.

PT’s income tax benefit for the third quarter 2011 amounted to $.002 million, compared to a benefit of $.03 million for the third quarter 2010.  The Company recorded an income tax benefit of $.1 million and a provision of $.02 million for the nine months ended September 30, 2011 and 2010, respectively.  For the third quarter 2011, PT’s annual estimated effective income tax rate is 7%, and reflects refundable credits the Company expects to receive relating to its Canadian research operations.  A discrete income tax provision of $.1 million was recorded in the nine months ended September 30, 2010 due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts.

Liquidity and Capital Resources

The Company had working capital of $18.3 million and $23.2 million at September 30, 2011 and December 31, 2010, respectively.  PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $12.4 million at September 30, 2011 and $19.2 million at December 31, 2010.

For the nine months ended September 30, 2011, cash used by operating activities amounted to $.5 million.  This amount reflects the net loss of ($1.6 million) offset by non-cash items including depreciation and amortization charges of $2.8 million, the impairment charge – vendor software of $.4 million and stock-based compensation expense of $.2 million.  Cash used in operations due to changes in operating assets and liabilities included a decrease in cash associated with a $2.5 million increase in accounts receivable and a $2.6 million decrease in accounts payable and accrued expenses, partially offset by a $1.8 million decrease in inventories and a $1.4 million increase in deferred revenues.  The decrease in inventories was a result of PT’s decision to hold the level of inventory purchasing below the level of inventory usage in second and third quarters.  The increase in deferred revenue resulted from significant deposits received in 2011 for sales not yet recognized in revenue, and the decrease in accounts payable resulted from lower production activity at the Company’s printed circuit board manufacturer at the end of the third quarter 2011.  The increase in accounts receivable resulted from a significant increase in sales in the final month of the third quarter 2011, compared to the final month of 2010.

Cash used by investing activities during the nine months ended September 30, 2011 totaled $2.9 million, including the purchase of assets from GENBAND which amounted to $4.4 million (including acquisition-related costs of $.4 million), capitalized software development costs amounting to $1.7 million and capital expenditures of $.2 million, offset by net proceeds from the sale and maturities of investments of $3.4 million.

Off-Balance Sheet Arrangements:

The Company did not enter into any off-balance sheet arrangements during the third quarter 2011.

Contractual Obligations:

The Company did not enter into any other significant contractual obligations during the third quarter 2011.

Current Position:

Assuming there is no significant change in the business, management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.  It is likely that if the world’s economy falls into another recession, PT’s current cash position will be impacted.  As noted in Note D to the interim financial statements, PT’s investments are classified as available-for-sale and could be liquidated in order to meet short-term cash flow requirements.

The lease for PT’s Rochester, New York headquarters building expires in April 2012.  PT is actively investigating alternatives in an effort to secure space more appropriate to the Company’s size and which will accommodate the Company’s current and projected needs.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors.  These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Annual Report on Form 10-K:  business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts, and potential material weaknesses in internal control over financial reporting, In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal.  PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts.  The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars.  However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom.  The Canadian dollar and British Pound continued to strengthen against the U.S. dollar during the first nine months of 2011, resulting in higher levels of expense denominated in U.S. dollars.  The Company has entered into forward hedge contracts to lock in a spot rate of approximately .98 for the first $200,000 (CDN) of monthly Canadian expenses incurred during the remainder of 2011 and the first half of 2012 (see Note J to the condensed consolidated financial statements).

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

ITEM 1A      RISK FACTOR

The Company discloses in its Annual Report on Form 10-K those risk factors which we believe to be significant to our business, and we are required to update and modify those risk factors and disclose new risk factors in our quarterly filings on Form 10-Q as events and circumstances may indicate the need to do so.  In light of ongoing budgetary, credit and political conditions pertaining to the United States Federal Government and other foreign governments, the following risk factor should be considered:

Our revenue includes sales to federal and foreign government entities, generally under subcontracts with prime contractors.  A loss of such contracts or an interruption in government funding for such contracts, could have a material adverse effect on our business.

We derived approximately 16% and 23% of our revenue for the three and nine months ended September 30, 2011 from contracts with agencies of the United States Federal Government or subcontracts with prime contractors or subcontractors of the Federal Government, or contracts with foreign governments.  The loss or significant curtailment of any of these government contracts or subcontracts, whether due to PT’s performance or due to interruptions of or changes in governmental funding for such contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are: a significant decline in, or reapportioning of, spending by the Federal Government; changes, delays or cancellations of Federal Government programs or requirements; the adoption of new laws or regulations that affect companies that provide services to the Federal Government; Federal Government shutdowns or other delays in the government appropriations process; changes in the political climate, including with regard to the funding of the products we provide; and general economic conditions.

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

                                                                                         PERFORMANCE TECHNOLOGIES, INCORPORATED

November 10, 2011                                                        By: /s/  John M. Slusser

                                                                                         John M. Slusser

                                                                                         President and

                                                                                         Chief Executive Officer

November 10, 2011                                                        By: /s/  Dorrance W. Lamb

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

Date: November 10, 2011                                                                        By:/s/   John M. Slusser

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

Date: November 10, 2011                                                                        By:/s/  Dorrance W. Lamb

                                                                                                                   Dorrance W. Lamb

                                                                                                                   Chief Financial Officer

                                                                                                            Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  November 10, 2011                                                           By:/s/   John M. Slusser

                                                                                                       John M. Slusser

                                                                                                       President and Chief Executive Officer

Date:  November 10, 2011                                                           By:/s/   Dorrance W. Lamb

                                                                                                       Dorrance W. Lamb

                                                                                                       Senior Vice President and Chief Financial Officer

-34-