Form 10-Q/A
period 2011-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2011-11-14
CIK 1003950

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (Form 10-Q), as filed with the Securities and Exchange Commission (SEC) on November 14, 2011, is to furnish our Interactive Data Files (XBRL Exhibits) as Exhibit 101.

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

                                                                                PERFORMANCE TECHNOLOGIES, INC.

November 14, 2011                                                  by /s/ John M. Slusser

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

                                                                                     Dorrance W. Lamb

                                                                                     Senior Vice President Finance and Chief Financial Officer

ITEM 6.        EXHIBITS

101.INS*              XBRL Taxonomy Instance Document

101.SCH*             XBRL Taxonomy Schema Linkbase

101.LAB*             XBRL Taxonomy Label Linkbase

101.PRE*             XBRL Taxonomy Extension Presentation Linkbase

101.DEF*             XBRL Taxonomy Definition Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.