Form 10-K/A
period 2010-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2011-12-29
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Explanatory Note

Performance Technologies, Incorporated (“PT”) previously filed as Exhibit 2.1 to its Form 10-K for the fiscal year ended December 31, 2010 a partially redacted copy of the Asset Sale Agreement dated as of January 11, 2011 by and among GENBAND US LLC, GENBAND CANADA ULC, GENBAND IP COMPANY and PERFTECH (PTI) CANADA CORP., a wholly-owned subsidiary of PT.  This Amendment No. 1 to the Form 10-K (“Amendment No. 1”) is being filed by PT in connection with the withdrawal of its application for Confidential Treatment with respect to the redacted portions of that exhibit for which PT had previously sought Confidential Treatment pursuant to applications under Rule 24b-2 under the Securities and Exchange Act of 1934, as amended, and Rule 406 under the Securities Act of 1933, as amended.  An unredacted copy of Exhibit 2.1 that includes the previously redacted information for which PT has withdrawn its request for Confidential Treatment is attached as Exhibit 2.1 to this Amendment No. 1.

Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, requires that this Amendment No. 1 include as exhibits the certifications required of our principal executive officer and principal accounting officer under Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV of the Form 10-K has been amended to reflect both the filing of the revised Exhibit 2.1 and the filing of these currently dated certifications.

This Amendment No. 1 does not reflect events occurring after the filing of our Form 10-K on April 1, 2011 or modify or update those disclosures affected by subsequent events.  Except for the items described above or contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the original Form 10-K, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the original Form 10-K and other filings made with the Securities and Exchange Commission.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(3)           List of Exhibits

The following exhibits that are marked with an asterisk are filed herewith.  Other exhibits are incorporated by reference as indicated below.

Exhibit             Ref.

Number           Number           Description

2.1                    (*)                     Asset Sale Agreement between Registrant and GENBAND dated as of January 11, 2011

2.2                    (8)                     Intellectual Property License Agreement between Registrant and GENBAND dated as of January 11, 2011

3.1                    (1)                     Restated Certificate of Incorporation

3.2                    (2)                     Certificate of Amendment

3.3                    (1)                     Amended By-laws

3.3                    (7)                     Amendment to By-laws

4.1                    (1)                     Form of Common Stock Certificate

4.5                    (3)                     Rights Agreement

4.6                    (4)                     2001 Incentive Stock Option Plan

4.7                    (6)                     2003 Omnibus Incentive Plan

10.16                (1)                     License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992

10.30                (1)                     Form of Stock Option Agreement

10.33a              (5)                     Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC

10.33b              (5)                     First Amendment to Lease dated as of July 19, 2001 between the Registrant and Christa PT, LLC

10.33c              (5)                     Second Amendment to Lease dated as of July 31, 2001 between the Registrant and Christa PT, LLC

21.1                  (9)                     List of Subsidiaries

31.1                  (*)                     Certification of Chief Executive Officer

31.2                  (*)                     Certification of Chief Financial Officer

32.1                  (10)                   Section 1350 Certification

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

(4)       Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on April 27, 2001.

(5)       Incorporated by reference to Exhibits 10.33(a)-(c) of the Quarterly Report on Form 10-Q filed on August 14, 2001.

(6)       Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on April 30, 2003.

(7)       Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed December 28, 2007.

(8)       Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(9)       Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(10)     Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

 (*)     Included with this report.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                       Performance Technologies, Incorporated

Date:  December 29, 2011                                                                                 By:/s/  John M. Slusser

                                                                                                                                John M. Slusser

                                                                                                                                President and

                                                                                                                                Chief Executive Officer

                                                                                                                             By:/s / Dorrance W. Lamb

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

                Signature                                                Title                                                         Date

/s/John M. Slusser                            Chairman of the Board,                               December 29, 2011

John M. Slusser                                    President, Chief Executive

                                                               Officer (Principal Executive

                                                               Officer)

/s/Dorrance W. Lamb                      Senior Vice President and                           December 29, 2011

Dorrance W. Lamb                              Chief Financial Officer (Principal

                                                               Financial and Accounting

                                                               Officer)

/s/Dennis C. Connors                      Director                                                            December 29, 2011

Dennis C. Connors

/s/Charles E. Maginness                Director                                                           December 29, 2011

Charles E. Maginness

/s/Stuart B. Meisenzahl                Director                                                           December 29, 2011

Stuart B. Meisenzahl

/s/Robert L. Tillman                      Director                                                            December 29, 2011

Robert L. Tillman

5