Form 10-K
period 2011-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2012-03-06
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

_______________________

FORM 10-K

_______________________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-27460

PERFORMANCE TECHNOLOGIES, INCORPORATED

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service – Employer Identification No. 16-1158413

205 Indigo Creek Drive, Rochester, New York 14626

(585) 256-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [   ]    No  [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2011 was approximately $17,272,625, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, was 11,116,397 as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement relating to the May 24, 2012 Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth therein.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors.  These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K:  business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts and potential material weaknesses in internal control over financial reporting.  In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders.  These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

ITEM 1 – Business

Overview

Performance Technologies, Incorporated (“PT”), a Delaware corporation founded in 1981, is a global supplier of advanced network communications solutions to service providers, government and OEM markets.

PT’s product portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments.  The industry-leading Monterey 8000™  MicroTCA and IPnexus® Platforms anchor a growing portfolio of PT solutions. OEMs and application developers, including PT itself, leverage the robust carrier grade Linux® development environment and rich suite of communications protocols (PT’s NexusWare®) of our Application-Ready Platforms as a cornerstone component of their end product value proposition. PT’s SEGway™  Signaling Solutions provide affordable, high density signaling, advanced routing for LTE and IMS applications, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence, as well as features such as Number Portability and SMS Spam Defense. The Company’s Xpress™  NGN applications enable evolving Mobile 2.0, Multi-media, and IMS-based revenue-generating services.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

Strategy

The Company’s strategy is to maximize the value proposition of its products by leveraging its field-proven systems, software and hardware technologies.  Management believes the tightly integrated combination of these technologies provides considerable benefits to PT’s customers including a compelling return-on-investment proposition, significant development risk mitigation and a substantially accelerated time-to-market opportunity.

Management is focused on building on the momentum generated in 2011 and will continue to concentrate on the four network communications-focused initiatives established in 2010 to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our open-standards based Application-Ready Platforms for mission critical communications applications, intensifying our market diversification efforts in government systems markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions.

Our signaling product portfolio, which is targeted at the service provider market, has reached a scale in terms of features, functionality and cost-effectiveness that generates strong interest on a global basis and especially in many emerging markets.  As a result, beginning in 2011, our sales and marketing strategy for our signaling products became more focused on working with strong channel partners as our primary vehicle to further expand our reach in the global and emerging markets.  To that end, we added GENBAND as a strong channel partner in January 2011, Kapsch CarrierCom AG in the third quarter 2011, and we continue to work closely under our established relationship with Alcatel-Lucent as another major channel partner.

From an expense perspective, in the fourth quarter 2009, management proactively undertook several new investments to further position PT for growth in anticipation that business conditions would improve.  The timing of these investments was based upon forward-looking market data that we expected would drive opportunities for our technologies.  It became apparent during the second half of 2010 that the economic and industry trends that occurred did not drive growth for PT’s products to the degree expected.   Therefore, in December 2010, PT announced an expense reduction program to substantially reduce its operating expenses by consolidating our San Luis Obispo, California engineering operation with our Rochester, New York engineering group and also reducing our sales and marketing staff.  Management believes that while it was necessary to make these reductions for financial reasons, the significant strategic investments made during 2010 were important in underpinning a solid foundation for long-term future growth.

There are identifiable risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers are very sluggish; the total available market for traditional SS7-based signaling products is declining and the market for SIP-based next-generation network products is not yet growing as rapidly as anticipated.  Despite the current economic climate, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability is improving because expenses have been aligned with projected revenues and our new channel partners are engaged in selling our products.

Market Overview

PT’s business addresses one industry segment – Communications, and globally targets two primary vertical markets for its network communications products:  telecommunications, and military, aerospace and government systems.

The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our Application-Ready Platforms, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from service providers purchasing our SEGway and Xpress product lines result from investments necessary to support existing and evolving service demands such as text messaging and the transition to Internet-based communications networks.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators and reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  Military, aerospace and government systems budgets are currently under pressure and shipments are subject to project deployment schedules, which are often unpredictable.

During 2011, the economy recovered unevenly around the world and business conditions continued to remain very challenging in the telecommunications equipment market. The norm in our OEM business is that OEM customers place orders for product only when they have orders in hand from their customers and then expect almost immediate delivery. Revenues from our telecommunications customers grew by $5.0 million, or 22%, in 2011, compared to 2010.  The opportunity for government funded network infrastructure and military related expenditures remains positive but the timing of awarded business for the most part is highly unpredictable. Revenues from the military, aerospace and government systems market customers grew by $3.3 million, or 61% in 2011, compared to 2010.   Our Xpress product line is generating interest from both telecommunications and government customers. PT successfully completed a pilot program with a government customer during the fourth quarter 2011 to demonstrate the Xpress products’ capabilities in a communications cost reduction program.  The first contract award for this program is expected during 2012.  Forward-looking visibility on customer orders remains very challenging.

Products

PT’s product portfolio includes SEGway Signaling Solutions, Monterey and IPnexus Application-Ready Platforms and Xpress SIP Applications.  In January 2011, PT expanded its signaling product portfolio with the acquisition of GENBAND’s Universal Signaling Platform (“USP”) and SP2000 signaling technology.

SEGway Signaling Solutions:  SEGway Signaling Solutions provide low cost, high density signaling, advanced routing, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence.  PT’s product suite of IP-centric STPs, gateways, edges, and network applications permits service providers to cost effectively deliver revenue generating features in current and next-generation networks.  SEGway solutions have been deployed in numerous world-class carrier networks around the globe because of their high density and unparalleled price-to-performance ratio.  This, together with SEGway’s flexibility in edge-to-core deployments, small footprint, and ease of use, has earned the portfolio its reputation as "Simply Smarter Signaling®.”

Deployed for over ten years, PT’s SEGway Signaling solutions, which are built on our Application-Ready Platforms, provide a full suite of signaling capabilities that seamlessly operate in both circuit-switched and IP-based networks to address the signaling needs of wireless and wireline carriers and service providers.

In January 2011, PT acquired the Universal Signaling Point and SP2000 signaling products from GENBAND. In addition, PT has a long-term agreement to provide GENBAND with development, support and maintenance of signaling solutions as integral elements of GENBAND’s premier switching portfolio.

Monterey and IPnexus Application-Ready Platforms:  PT’s Monterey and IPnexus Application-Ready Platforms anchor a growing portfolio of PT solutions.  These platforms are built on PT’s own U.S. manufactured hardware combined with PT’s NexusWare Carrier Grade Linux operating system and software development environment. PT’s Application-Ready Platforms are IP-native, designed for high availability, scalability, and long life cycle deployments. OEMs and application developers, including PT itself, leverage PT’s carrier grade Linux development environment and suite of communications protocols (NexusWare) as a cornerstone component of their end product value proposition.

In November 2011, PT’s Monterey 8000 platform, the newest member of the Monterey MicroTCA family of products, received the Best of Show-Hardware Award by the Advanced MicroTCA Summit.

Management believes that the tightly integrated combination of systems, hardware and software technologies found in the Company’s Application-Ready Platforms provides measurable benefits to its customers through development risk mitigation and substantially accelerated time-to-market metrics. Furthermore, the Monterey and IPnexus product lines are built upon a fundamental premise of long life cycle deployment that is fully supported by PT, as opposed to offerings from some of our competitors.

Xpress SIP Applications:  PT introduced its Xpress product line in 2010.  Xpress is a portfolio of SIP-based applications and enabling infrastructure for next-generation network (NGN) architectures.  Today, in addition to the Xpress scalable Application Server and its associated Service Creation Environment, PT offers four Xpress applications including Prepaid/Postpaid services, Voice Messaging, Private Network Cost Optimizer and Telemarketer Guard™.     Adoption of voice-over-packet architectures by wireless and wireline carriers, and the emergence of SIP (Session Initiation Protocol) as the predominant next-generation network protocol have presented new opportunities for service providers to market media-rich and web-friendly applications to their subscribers. PT’s Xpress product portfolio represents a new approach for delivering these capabilities in a cost effective manner. Based on a pure IP implementation, new service offerings can be quickly developed and readily deployed, network wide, on IMS-enabled, converged TDM/IP and VoIP networks.

Sales, Marketing and Distribution

PT markets its products worldwide to a variety of customers through its direct sales force and various channel partners including OEMs, Value Added Resellers (VARs), distributors and systems integrators.  While more emphasis is being placed on channel sales for our service provider customers, currently the majority of PT's business is conducted through PT's direct sales organization.

Due to the highly technical nature of PT's products, it is essential that PT's salespeople are technically oriented and are knowledgeable in the communications, networking and embedded systems fields.  To supplement its sales force, PT has customer engineers who assist prospective customers in determining if PT’s products will meet their requirements.

At year end 2011, PT had a total of 35 sales, marketing and sales support personnel located in various U.S. offices including: Rochester, New York; Raleigh, North Carolina; Chicago, Illinois; San Jose, California and internationally in London, England and Shanghai, China.  Beginning in 2011, our sales and marketing strategy for our signaling products became more focused on working with strong channel partners as our primary vehicle to further expand our reach in global and emerging markets.  To that end, we added GENBAND as a strong channel partner in January 2011, Kapsch CarrierCom AG in the third quarter 2011, and we continue to work closely under our established relationship with Alcatel-Lucent as another major channel partner.  In addition, PT had a total of fourteen individual and corporate independent sales representatives and agents at December 31, 2011.

PT executes various ongoing marketing strategies designed to attract new customers and to stimulate additional business with existing customers.  These strategies include web-based activities, technology seminars, direct mail and email campaigns, active participation in technical standards groups, participation in regional, national and international trade shows, placement of selected trade press advertisements and the authoring of technical articles.

Sales to customers outside of the United States represented 46%, 58% and 53% of PT's revenue in 2011, 2010 and 2009, respectively.  In 2011 and 2010, export shipments to the United Kingdom represented 20% and 26% of sales, respectively.  International sales are subject to risks of import and export controls, transportation delays and foreign governmental regulations.  Payments for shipments from the United States to outside the United States are generally made in U.S. dollars.

Customers

PT has approximately 110 customers worldwide in the telecommunications and military, aerospace and government systems markets.  Many of PT’s major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Africa and Asia.  In 2011, PT’s two largest customers represented 19% and 7% of sales, respectively, and PT’s four largest together represented 38% of sales.  In 2010, PT’s two largest customers represented 24% and 5% of sales, respectively, and PT’s four largest customers together represented 39% of sales.  In 2009, PT’s two largest customers represented 15% and 10% of sales, respectively, and PT’s four largest customers together represented 36% of sales.

In 2011, approximately 76% of PT’s revenue came from the telecommunications industry and 24% from the military, aerospace and government systems market.

SEGway Signaling Solutions Customers:  Announced customers for our SEGway Signaling Solutions include Alcatel-Lucent, Alltel Communications (now Verizon), Bakcell Ltd., Cable and Wireless Guernsey, Comfone, Elephant Talk, Ericsson, GENBAND, GeoLink, Globacom, Hawaiian Telcom, Kapsch CarrierCom AG, Leap Wireless/Cricket, Pocket Communications, Primus Telecommunications, Siemens, Starcomms, Syniverse, Telefonica Moviles Espana, Tata Communications (formerly Teleglobe) and VeriSign.
Monterey and IPnexus Application-Ready Platform Customers:  Announced customers for our Application-Ready Systems include: Aeroflex, Alcatel-Lucent, Aviat Networks, AudioCodes, FAA, General Dynamics, Honeywell, Lockheed Martin, Metaswitch Networks, Motorola, Nokia Siemens, Northrup Grumman, Raytheon, Rockwell Collins, Stratus Technologies, Sun Microsystems (now Oracle Corporation) and Unisys.

The loss of one or more of our larger customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.  During 2012, Metaswitch Networks is expected to begin a transition away from using PT’s IPnexus platforms in some of its product offerings.  As a result, a significant reduction of shipments to Metaswitch is expected during 2012.

Backlog

The scheduled backlog of orders amounted to $7.7 million and $6.0 million at February 1, 2012 and 2011, respectively.  The year-over-year increase is primarily due to the effect of revenue remaining to be recognized on the Company’s signaling systems sale to a customer in Africa, which totals $1.2 million.  Substantially all of the backlog amounts for 2012 are expected to be shipped and recognized in revenue prior to the end of the year.  Orders are received unevenly, which makes comparison of backlog not particularly relevant.  Orders are subject to postponement of delivery or cancellation in the normal course of business.  A substantial portion of PT’s revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter.  Due to the global economic climate, forward-looking visibility on customer orders continues to be very challenging.  (See Management's Discussion & Analysis included elsewhere in this report).

Seasonality

PT's business is not generally subject to large seasonal swings but business is frequently slower during the summer months due to the European and United States vacation seasons.  Some of PT’s customers have seasonal swings in their business which are reflected in their orders with PT.  Much of PT’s OEM business is project-related, which can cause quarterly fluctuations in revenue.

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

Embedded purpose-built computer platforms are either based on proprietary technology or are based on open standards.  PT’s Monterey and IPnexus Application-Ready Platforms are open standards based, which is the smaller portion of this market.  A key differentiating factor of PT’s Application-Ready Platforms is PT’s internally developed NexusWare Carrier Grade Linux operating system and software development environment. We believe this is a key competitive advantage in our marketplace because many of PT’s competitors provide third party operating systems with their products.

The OEM communications equipment market is characterized by rapid technological change and frequent introduction of products based on new technologies.  Competitive factors in this market include price, product performance, functionality, product quality and reliability, customer service and support, marketing capability, corporate reputation and brand recognition, and changes in relative price/performance ratios.  PT’s Monterey and IPnexus Application-Ready Platforms compete in certain open standards-based markets, specifically AdvancedTCA, MicroTCA and CompactPCI 2.16.

Competitors providing some level of systems offerings include Emerson, Radisys, GE Fanuc and Kontron.  Currently these companies sell into the AdvancedTCA, MicroTCA and CompactPCI 2.16 parts of the market.   PT offers MicroTCA and CompactPCI 2.16 products and does not sell AdvancedTCA platforms.  Management believes that PT’s capability to deliver fully integrated, system-level platforms with a substantial software component including its NexusWare is a key differentiating factor for PT’s products.

We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that the competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

Research and Development

PT's research and development expenses were approximately $7.1 million, $7.8 million and $7.8 million in 2011, 2010, and 2009, respectively, and were net of capitalized software development costs of $2.0 million, $2.3 million and $2.3 million, respectively.  These expenses consist primarily of personnel costs, material consumed in developing and designing new products, and amounts expended for software licenses/tools.  PT expects to continue to invest heavily in research and development in order to create innovative next-generation products and maintain competitive advantages in the communications markets we serve.  Research and development expenses declined in 2011 over 2010 primarily due to a reduction in force announced in December 2010.

In addition, in January 2011, the Company acquired GENBAND's Universal Signaling Platform and SP2000 signaling technology at a cost of $4.3 million.  PT is further developing the SP2000 product and is selling both products to GENBAND.  This technology was recorded in purchased intangible assets.

During the fourth quarter 2010, PT licensed signaling technology from Alcatel-Lucent for $.2 million.  During 2011, PT successfully integrated this technology into its signaling product portfolio and delivered it to its first customer.  This technology was recorded in property, equipment and improvements.  Similarly, in 2009, PT paid a one-time license fee of $.8 million to acquire certain software technologies, which PT combined with its captive technologies and released as its Xpress product line in 2010.  This technology was recorded in purchased intangible assets.

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

Proprietary Technology

PT's success depends in part upon retaining and maximizing its proprietary technologies.  To date, PT has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology.  PT generally enters into confidentiality or license agreements with its customers, distributors and potential customers that contain confidentiality provisions, and limits access to, and distribution of, the source code to its software and other proprietary information.  All of PT’s employees are subject to PT's employment policy regarding confidentiality.  PT’s software products are provided to customers under license, generally in the form of object code, which has provided a high degree of confidentiality with respect to the underlying intellectual property.

Manufacturing and Suppliers

In a fast-paced technology environment, product life cycles generally extend for two to four years.  The obsolescence by manufacturers of individual electronic components used by PT is occurring more rapidly than ever before.  During 2010, PT completed the transition of its printed circuit board assembly for the hardware elements of PT’s products to a contract manufacturer, Mack Technologies, Inc. (“Mack”), based near Boston, Massachusetts.  The purpose of this transition was to bring tangible benefits to PT, which includes more predictable product costs, a significant reduction in capital expenditure requirements, and an enhanced ability to continue to offer cutting-edge technologies in PT’s product lines without sacrificing PT’s high standards of quality.  PT performs all integration and final testing steps of its products at its Rochester facility.  The outsourcing of all printed circuit board assembly to one contract manufacturer presents additional risks, including reliance on Mack’s on-time delivery, the quality of Mack’s products, and Mack’s financial wherewithal.

Mack is responsible for the acquisition of most of the electronic components that go into the Company’s printed circuit board products.  Mack has considerably larger buying power based on its procurement budget than PT had on a stand-alone basis.  Still, lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when components are not available has become a challenging factor in several cases.

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

In addition to utilizing Mack for printed circuit board assembly, PT also outsources the fabrication of other elements of its product lines, such as system chassis, metalwork and plastic components, to various third party suppliers.  In the event of an interruption of production at PT’s outsourcing vendors or its Rochester manufacturing facility, PT's ability to deliver products in a timely fashion would be compromised, which would have a material adverse effect on PT’s results of operations.

Employees

As of December 31, 2011, PT had 143 full-time and three part-time employees, and one engineering cooperative education student.  Management believes its relations with its employees are generally good.  PT’s employees are not subject to collective bargaining agreements.

PT’s full-time employees work in the following areas:

Research and Development	60
Sales and Marketing	35
Manufacturing	32
General and Administrative	16
Total	143

Management believes that PT's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A – Risk Factors

Our global growth is subject to a number of economic risks.

Our revenue and profitability depend on the overall demand for our products and related services and the successful implementation of our strategy.  While the economy in the United States is slowly recovering from the great recession of 2008, the government debt crisis in Europe continues to severely diminish liquidity and credit availability for European economies.  There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.  These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments.  Similarly, tight credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.

Our global business is also adversely affected by decreases in the general level of economic activity, such as decreased capital expenditures by telecommunications service providers, decreases in general business and consumer spending, and government procurement.  Many carriers/service providers have been cautious of making investments in infrastructure during difficult economic times, which customarily results in reduced budgets and spending.  This can impact us through reduced revenues, elongated selling cycles, delays in product implementation and increased competitive margin pressure.  Fluctuations in the rate of exchange for the U.S. Dollar against certain major currencies such as the Euro, the Pound Sterling, the Canadian Dollar and other currencies also tend to make our products more or less costly for foreign customers which can adversely affect our results.  We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, and are unable to fully anticipate the effect that the current economic conditions will have on our business.

If we do not respond adequately to technological change, our competitive position will decline.

The market for our products is generally characterized by rapid technological change and frequent introduction of products based on new technologies.  Although we have continued to enhance or introduce new elements within our IPnexus Application-Ready Platform offerings, this product family has been in the marketplace for eight years.  Application of our IPnexus Application-Ready platforms, especially as targeted at the telecommunications industry, is volatile as the effects of new technologies, new standards, and new products contribute to changes in the market and the performance of industry participants.  Although we have continued to enhance and introduce new features within our SEGway Signaling Solutions, this product family has been in the marketplace for more than ten years.  The replacement for signaling protocols in IP-based networks has been defined and next-generation products with this new protocol are currently available.  Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that meet customer requirements and comply with industry standards.  New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products decline. Moreover, significant delays can occur between product introduction and commencement of volume production, typically twelve to eighteen months.  The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in our products or their component parts, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results.  Further, current technologies may become obsolete before being replaced by new technologies, which would have a material adverse effect on our revenue and operating results.

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

We cannot assure that our principal customers will continue to purchase products from us at current levels.  Customers typically do not enter into long-term volume purchase contracts with us and customers have certain rights to extend or delay the shipment of their orders.  During 2012, Metaswitch Networks is expected to begin a transition away from using PT’s IPnexus platforms in some of its product offerings.  As a result, a significant reduction of shipments to Metaswitch is expected during 2012.  The loss of one or more of our major customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

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

In order to fulfill orders for customers in the most optimal manner for a volume and mix of business, we have historically manufactured the majority of our products at our Rochester, New York facility. However, in 2010, we outsourced the manufacturing of all our printed circuit board assemblies for our products to an outside contract manufacturer.  In addition, certain elements of these products, such as platform chassis, are manufactured by other contract manufacturers.  We do not have alternative manufacturing capabilities to manufacture our products.  Even if we were able to identify alternative third-party contract manufacturers, we cannot assume that we would be able to retain their services on terms and conditions acceptable to us.  In the event of an interruption in production or damage to our manufacturing facility from a natural disaster or other catastrophic event, either of which would cause interruptions or delays in our manufacturing process, we would not be able to deliver products on a timely basis, which would have a material adverse effect on our revenue and operating results.  Although we currently have business interruption insurance, we cannot be assured that such insurance would adequately cover our lost business as a result of such an interruption.

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

Our products are very complex and may contain errors or defects that could be detected at any point in the life of the product. While we have rigorous quality control and testing procedures for our products, we can provide no absolute assurances that errors or defects will not be found in our products until deployment or long after a product has been deployed. Our products, even if error free, must interoperate with other vendors' equipment in our customers' networks and such operation could result in technical problems with our products. A warranty or product liability claim brought against us could result in costly, highly disruptive and time-consuming litigation, which could harm our business. Although our agreements with our customers contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective to cover all claims. Although we maintain product liability insurance, it may not be sufficient to cover all claims to which we may be subject. Errors and defects or failures to properly interoperate, could cause diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation, increased service and warranty costs or could result in disputes, litigation and product liability losses with our customers. If any of these were to occur, there would be a material adverse effect to our revenue and operating results.

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

We derived approximately 24% and 19% of our revenue for 2011 and 2010 from contracts with agencies of the United States Federal Government or subcontracts with prime contractors or subcontractors of the Federal Government, or contracts with foreign governments.  The loss or significant curtailment of any of these government contracts or subcontracts, whether due to PT’s performance or due to interruptions of or changes in governmental funding for such contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition.  Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are: a significant decline in, or reapportioning of, spending by the Federal Government; changes, delays or cancellations of Federal Government programs or requirements; the adoption of new laws or regulations that affect companies that provide services to the Federal Government; Federal Government shutdowns or other delays in the government appropriations process; changes in the political climate, including with regard to the funding of the products we provide; and general economic conditions.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 - Properties

PT’s corporate headquarters is located in 57,000 square feet of leased office and manufacturing space in Rochester, New York.  This lease expires in April 2012. Corporate headquarters includes executive offices, along with sales, marketing, engineering and manufacturing operations.  The current space exceeds our expected requirements. PT has executed a lease for its new corporate headquarters (also in Rochester, New York) and expects to relocate to this 32,000 square foot facility during the second quarter of 2012.  PT owns land adjacent to the current facility.

PT also leases sales and engineering office space in San Diego, California under a lease which expires in November 2013.  PT’s Signaling Systems Group is located in 16,000 square feet of office space located in Kanata Ontario (Canada), a suburb of Ottawa.  This lease expires in October 2013. PT’s European, Middle East and Africa marketing group occupies leased office space near London, England.  The lease for this space expires in March 2012.  In addition, PT leases a sales/marketing office in Connecticut.

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

In May 2011, PT and Tekelec agreed to voluntarily dismiss all of the claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation has now been dismissed without prejudice.

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

2011	High	Low
First Quarter	$ 2.11	$ 1.68
Second Quarter	2.33	1.91
Third Quarter	2.17	1.74
Fourth Quarter	$ 2.00	$ 1.57

2010	High	Low
First Quarter	$ 2.98	$ 2.59
Second Quarter	2.81	2.33
Third Quarter	2.49	2.06
Fourth Quarter	$ 2.22	$ 1.62

Stock Performance Graph

The following graph compares the cumulative total return of our common stock at the end of each calendar year since December 31, 2006 to the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Manufacturer Index.  The stock performance shown in the graph below is not intended to forecast or be indicative of future performance.

Comparison of Annual Cumulative Total Return * among Performance Technologies, Inc., the NASDAQ Stock Market (U.S.) Index, and the NASDAQ Computer Manufacturer Index
Performance Technologies, Inc.
NASDAQ Stock Market (U.S.)
NASDAQ Computer Manufacturer
250
200
150
100
50
-
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

As of February 27, 2012, there were 160 stockholders of record of the Company's common stock.

To date, PT has not paid cash dividends on its common stock and has no expectation to do so for the foreseeable future.  PT has not sold any securities during the past three years, other than shares of common stock issued pursuant to stock option exercises.  Reference is made to Item 12 for PT’s equity plan information.

ITEM 6 - Selected Financial Data

                (in thousands, except per share amounts)

The following selected financial data are derived from our consolidated financial statements:

For the Year Ended December 31:	2011	2010	2009	2008	2007
Sales	$36,176	$27,946	$29,491	$40,517	$40,319
Net (loss) income	(1,163)	(11,177)	(10,112)	1,663	1,814
Basic (loss) earnings per share:
Net (loss) income	$(.10)	$(1.01)	$(0.91)	$0.14	$0.14
Weighted average common shares	11,116	11,116	11,130	11,601	12,581
Diluted earnings per share:
Net income				$0.14	$0.14
Weighted average common and common equivalent shares				11,611	12,626

At December 31:	2011	2010	2009	2008	2007
Working capital (1)	$18,289	$23,181	$32,326	$41,220	$40,307
Total assets	$38,279	$40,440	$48,889	$59,318	$59,520
Total stockholders' equity	$31,781	$32,768	$43,616	$53,447	$52,896
(1) - defined as current assets less current liabilities

See “Financial Overview” of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PT's annual operating performance is subject to various risks and uncertainties.  The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in  Item 1A of this Form 10-K.  PT's future operating results may be affected by various trends and factors, which are beyond PT's control.  These risks and uncertainties include, among other factors, business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts and potential material weaknesses in internal control over financial reporting.  In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders.  These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

For substantially all of our multiple deliverable arrangements, whereby equipment and software are combined with other elements, such as software and maintenance, we defer support and services revenue, and recognize revenue for delivered products in an arrangement when persuasive evidence of an arrangement exists and delivery of the last product has occurred, provided the fee is fixed or determinable, and collection is deemed probable. In instances where final acceptance of the product is based on customer specific criteria, revenue is deferred until the earlier of the receipt of customer acceptance or the expiration of acceptance period.  Support revenue is recognized ratably over the term of the support period.  Services revenue is typically recognized upon completion of the services for fixed-fee service arrangements, as these services are relatively short term in nature (typically several weeks, or in limited cases, several months). For service arrangements that are billed on a time and material basis, we recognize revenue as the services are performed.

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

For multiple deliverable arrangements entered into after January 1, 2011, we recognize revenue based on the new non-software revenue recognition guidance.  We allocate consideration to each deliverable in an arrangement based on its relative selling price. We follow a hierarchy to allocate the selling price of VSOE, then TPE and finally BESP. Because we rarely sell products with multiple deliverable arrangements on a stand-alone basis or without support, we are not able to establish VSOE for these products. Additionally, we generally expect that we will not be able to establish TPE due to the nature of our products and the markets in which we compete. Accordingly, we expect the selling price of our proprietary hardware and software products to be based on our BESP. We have established VSOE for our support and services and, therefore, we utilize VSOE for these elements.

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

Valuation of Inventories:  Inventories are stated at the lower of cost or market, using the first-in, first-out method.  Inventory includes purchased parts and components, work in process and finished goods.  Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels.  Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks.  Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories.  The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, including purchasing, sales, production, and after-sale support.  If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes.  PT re-evaluates these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At December 31, 2011, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates.  These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes.  It will require future pre-tax earnings in excess of $21 million in order to fully realize the value of the Company's deferred tax assets.  Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its deferred tax assets.

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

Overview

Performance Technologies, Incorporated (“PT”), a Delaware corporation founded in 1981, is a global supplier of advanced network communications solutions to service providers, government and OEM markets.

PT’s product portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments.  The industry-leading Monterey MicroTCA and IPnexus Platforms anchor a growing portfolio of PT solutions. OEMs and application developers, including PT itself, leverage the robust carrier grade Linux development environment and rich suite of communications protocols (PT’s NexusWare) of our Application-Ready Platforms as a cornerstone component of their end product value proposition. PT’s SEGway Signaling Solutions provide affordable, high density signaling, advanced routing for LTE and IMS applications, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence, as well as features such as Number Portability and SMS Spam Defense. The Company’s Xpress NGN applications enable evolving Mobile 2.0, Multi-media, and IMS based revenue-generating services.

PT’s business addresses one industry segment – Communications, and globally targets two primary vertical markets for its network communications products:  telecommunications, and military, aerospace and government systems.

The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our Application-Ready Platforms, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from service providers purchasing our SEGway and Xpress product lines result from investments necessary to support existing and evolving service demands such as text messaging and the transition to Internet-based communications networks.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  Military, aerospace and government systems budgets are currently under pressure and shipments are subject to project deployment schedules, which are often unpredictable.

During 2011, the economy recovered unevenly around the world and business conditions continued to remain very challenging in the telecommunications equipment market. The new norm in our OEM business appears to be that OEM customers place orders for product only when they have orders in hand from their customers and then expect almost immediate delivery. Revenues from our telecommunications customers grew by $5.0 million, or 22% in 2011, compared to 2010.    The opportunity for government funded network infrastructure and military related expenditures remains positive but the timing of awarded business for the most part is highly unpredictable. Revenues from the military, aerospace and government systems market customers grew by $3.3 million, or 61% in 2011, compared to 2010.   Our Xpress product line is generating interest from both telecommunications and government customers. PT began a pilot program with a government customer during the third quarter 2010 to demonstrate the Xpress products’ capabilities in a communications cost reduction program.  The first contract award for this program is expected during 2012.  Forward-looking visibility on customer orders is very challenging.

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

Management is focused on building on the momentum generated in 2011 and will continue to concentrate on the four network communications-focused initiatives established in 2010 to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our open-standards based Application-Ready Platforms for mission critical communications applications, intensifying our market diversification efforts in government systems markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions.

In addition, our signaling product portfolio, which is targeted at the service provider market, has reached a scale in terms of features, functionality and cost-effectiveness that generates strong interest on a global basis and especially in many emerging markets.  As a result, beginning in 2011, the sales and marketing strategy for our signaling products became more focused on working with strong channel partners as our primary vehicle to further expand our reach in the global and emerging markets.  To that end, we added GENBAND as a strong channel partner in January 2011, Kapsch CarrierCom AG in the third quarter 2011, and we continue to work closely under our established relationship with Alcatel-Lucent as another major channel partner.

From an expense perspective, in the fourth quarter 2009, management proactively undertook several new investments to further position PT for growth as business conditions improve.  The timing of these investments was based upon forward-looking market data that we expected would drive opportunities for our technologies.  It became apparent during the second half of 2010 that the economic and industry trends that occurred did not drive growth for PT’s products to the degree expected.   Therefore, in December 2010, PT announced an expense reduction program to substantially reduce its operating expenses by consolidating our San Luis Obispo, California engineering operation with our Rochester, New York engineering group and also reducing of our sales and marketing staff.  Management believes that while it was necessary to make these reductions for financial reasons, the significant strategic investments made during 2010 were important in underpinning a solid foundation for long-term future growth.

There are identifiable risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers are very sluggish; the market for signaling products is declining and the market for SIP-based products is not growing rapidly enough to offset these declines.  Despite the current economic conditions, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability is improving.

Please refer to Part 1, Item 1, under the caption “Business,” for further information regarding the Company’s “Strategy.”

Key Performance Indicator

PT believes that a key indicator for its business is the trend for the volume of orders received from customers.  The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our Monterey and IPnexus Application-Ready Platforms depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  Telecommunications market revenues generated from service providers result from investments necessary to support existing and evolving service demands such as text messaging and the transition to Internet-based communications networks.  Revenues from our telecommunications customers grew by $5.0 million, or 22% in 2011, compared to 2010.  The economy appears to be recovering unevenly around the world and current business conditions continue to remain quite challenging in the telecommunications equipment market.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  Revenues from the military, aerospace and government systems market customers grew by $3.3 million, or 61% in 2011, compared to 2010.

During 2011, the challenging economic climate continued to cause customers to limit and/or delay investments in their network infrastructure.  However, PT is gaining market traction despite this climate.  Sales to customers amounted to $36.2 million in 2011, compared to $27.9 million in 2010.  During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.   Forward-looking visibility on customer orders continues to be very challenging.

Financial Overview

Revenue:

Revenue for 2011 amounted to $36.2 million, compared to $27.9 million in 2010.  Despite continued weakness in the global economy, PT experienced a 22% increase in demand for its products from its telecommunications customers as service providers appear to be moderately increasing capital expenditure budgets.  For the year, PT experienced revenue growth from its new distribution relationships which totaled $3.5 million.  Also contributing to telecommunications revenue were increases in shipments to three customers amounting to $.7 million, $.9 million and $1.6 million, respectively.  Shipments to PT’s largest customer increased $0.2 million in 2011 over 2010, to $6.9 million.

Shipments to customers outside of the United States represented 46% and 58% of sales in 2011 and 2010, respectively.  Shipments to customers in the United States increased by $7.8 million in 2011 as compared to 2010, representing substantially all of the revenue increase for the year.  Shipments to the United Kingdom represented 20% and 26% of PT’s total sales in 2011 and 2010, respectively.  The increase in shipments to various military, aerospace and government customers amounted to $3.3 million, representing a 61% increase, compared to 2010.

Earnings:

PT incurred a net loss in 2011 amounting to ($1.2 million), or ($.10) per basic share, based on 11.1 million shares outstanding.  This loss included:

  Restructuring charges of $.02 per share;
  Stock-based compensation expense of $.03 per share;
  An impairment charge against fixed assets of $.04 per share;
  Write-offs of software development costs of $.02 per share;
  Amortization of purchased intangible assets of $.10 per share; and
  Litigation expenses of $.04 per share.

PT incurred a net loss in 2010 amounting to ($11.2 million), or ($1.01) per basic share, based on 11.1 million shares outstanding.  This loss included:

  Restructuring charges of $.11 per share;
  Write-offs of software development costs of $.05 per share;
  Stock-based compensation expense of $.04 per share
  Litigation expenses of $.11 per share; and
  Discrete income tax provision items totaling $.02 per share.

Cash:

Cash, cash equivalents and investments amounted to $15.8 million and $19.2 million at December 31, 2011 and 2010, respectively, and the Company had no long-term debt at either date.  The decrease in cash in 2011 was due primarily to $4.4 million of cash used for the purchase of equipment, inventory and intellectual property, including signaling software products from GENBAND in January 2011, and the payment of accrued restructuring costs, partially offset by positive cash flows from operations.

Cash provided by operating activities amounted to $3.4 million in 2011, as compared with cash used by operating activities of $6.5 million in 2010.  The change in operating cash flows totaled $10.0 million year over year.  The 2011 amount included net loss of ($1.2 million), offset by non-cash charges including depreciation, amortization, asset write-offs and impairments totaling $4.4 million and stock-based compensation expense of $.3 million.  In addition, inventories decreased by $2.4 million, offset substantially by a $1.7 million decrease in accounts payable and a $.2 million increase in accounts receivable.  Accrued expenses declined by $1.4 million primarily due to the payment of accrued restructuring costs and a $.5 million decrease in accrued vacation.   The increase in accounts receivable was principally due to higher fourth quarter sales in 2011, compared to 2010.  The decrease in inventory is primarily attributable to the higher sales level in 2011 and the working down of the inventory that was needed to accommodate the transition to a contract manufacturer in 2010.  Accounts payable decreased primarily due to lower levels of inventory purchases at the end of 2011, as compared with the prior year end.

Restructuring Activities:

PT completed two restructuring actions during 2011.  In December 2009, PT announced its decision to outsource the manufacturing of the printed circuit board assembly for PT’s hardware products.  In connection with this decision, the Company reduced its Rochester workforce by fourteen employees during 2010 and 2011.

In December 2010, the Company announced its plan to implement a strategic reduction of its existing workforce in response to the continuing challenges of the global economic environment.  This program, which was completed in the fourth quarter 2011, was projected to reduce operating expenses by approximately $4.0 million to $4.5 million on an annualized run rate basis.  It included closing the San Luis Obispo, California engineering facility and the elimination of 22 sales, marketing and engineering positions which represented approximately 12% of the Company’s workforce. The Company recorded a pre-tax charge of $0.9 million in the fourth quarter of 2010 and a pre-tax charge of $.2 million in 2011 for severance and other costs related to this program.  This program required an outlay of cash totaling $1.1 in 2011.

PT implemented two restructuring actions during 2009.  In January 2009, the Company implemented a strategic reduction of its existing workforce in response to the challenging global economic environment.  As a result of this action, the Company eliminated twenty positions in the first quarter 2009, approximately 8% of its global workforce.  In the first quarter, PT recorded restructuring charges for cash expenditures associated with employee-related costs of approximately $.4 million.  In July 2009, the Company implemented a voluntary separation program in which substantially all U.S. employees were offered the opportunity to elect termination of employment, subject to the Company’s approval.  Eight employees voluntarily terminated under this program.  In the third quarter, PT recorded restructuring charges for cash expenditures associated with employee-related costs of approximately $.2 million.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, which has been included as an aid to understanding PT’s results and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of goods sold	51.4%	55.7%	46.8%
Software capitalization write-off	0.5%	2.1%
Gross profit	48.1%	42.2%	53.2%

Operating expenses:
Selling and marketing	17.7%	29.7%	24.3%
Research and development	19.7%	28.0%	26.4%
General and administrative	12.6%	20.9%	15.7%
Restructuring charges	.7%	4.2%	2.1%
Impairment charges - vendor software	1.1%
Impairment charges of goodwill and long-lived assets			14.5%
Total operating expenses	51.8%	82.8%	83.0%
Loss from operations	(3.7%)	(40.6%)	(29.8%)

Other income, net	0.4%	1.2%	1.5%
Loss before income taxes	(3.3%)	(39.4%)	(28.3%)
Income tax (benefit) provision	(0.1%)	0.6%	6.0%
Net loss	(3.2%)	(40.0%)	(34.3%)

Year Ended December 31, 2011 compared with the Year Ended December 31, 2010

Sales.  Total revenue for 2011 amounted to $36.2 million, compared to $27.9 million for 2010.  PT’s products have been grouped into two primary vertical markets within one segment, communications.  Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2011	2010
Telecommunications	76%	81%
Military, aerospace and government systems	24%	19%
Total	100%	100%

Telecommunications products:

Telecommunications products are comprised of Monterey and IPnexus Application-Ready Platforms, SEGway signaling systems and Xpress products.  PT’s Application-Ready Platforms are designed for high availability, scalability, and long life cycle deployments and are sold to telecommunication equipment manufacturers. The Company’s SEGway signaling products, which are built on our Application-Ready Platforms, provide a full suite of signaling solutions that seamlessly bridge between circuit-switched networks and growing “IP-based” networks.   PT’s Xpress products are a portfolio of SIP-based applications and enabling infrastructure for next-generation network (NGN) architectures.

Revenue from telecommunications products amounted to $27.6 million and $22.6 million in 2011 and 2010, respectively.  This increase in revenue of $5.0 million, or 22%, primarily reflects the impact of PT’s significant new channel partner relationships which totaled $3.4 million in 2011, plus a $1.6 million increase in sales to a customer in Africa.  Sales to the Company’s largest customer increased $.2 million, from $6.7 million to $6.9 million.

Military, aerospace and government products:

Our Government Systems group continues to work with numerous prime contractors to incorporate PT's COTS-based, application-ready systems into specific programs and projects requiring enhanced communications capabilities.  Revenue from military, aerospace and government system products was $8.6 million and $5.3 million in 2011 and 2010, respectively.  This increase of $3.3 million, or 61%, included increased shipments to two customers amounting to $1.5 million and $.7 million, respectively.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit totaled $17.4 million and $11.8 million in 2011 and 2010, respectively, an increase of $5.6 million, or 47%. Gross margin was 48.1% and 42.2% of sales for 2011 and 2010, respectively. Of the increase in margin, $.4 million resulted from a decrease in charges to write off or write down to estimated net realizable value software development costs. Such charges totaled $.2 million and $.6 million in 2011 and 2010, respectively. The most significant factors impacting the improved gross margin were the increase in revenue; an improvement in product mix toward higher-margin, more software-content products, especially our signaling products; and better utilization of the Company's fixed manufacturing labor and overhead due to the increase in sales. Included in cost of goods sold is the amortization of software development costs and purchased intangible assets, which totaled $3.0 million and $2.1 million in 2011 and 2010, respectively, excluding the charges for the write down of capitalized software development projects discussed above. The amount of amortization recorded in 2011 increased by $.9 million, as compared to 2010, due to the amortization associated with the purchase of signaling technology from GENBAND in January 2011. This technology is being amortized over a five-year estimated life.

Total Operating Expenses. Total operating expenses in 2011 amounted to $18.8 million including restructuring expenses of $.3 million, and stock compensation expense of $.3 million. Total operating expenses in 2010 amounted to $23.1 million including restructuring charges of $1.2 million and stock compensation expense of $.4 million. Total operating expenses decreased $4.3 million from 2010 to 2011, as discussed below.

Selling and marketing expenses amounted to $6.4 million and $8.3 million in 2011 and 2010, respectively.  This decrease of $1.9 million, or 23%, was principally the result of reduced numbers of sales and marketing personnel primarily due to the Company’s December 2010 restructuring program, lower trade show spending, and lower expenses due to an improved foreign currency exchange rate between the U.S. dollar and the British pound, offset partially by higher commissions.

Research and development expenses amounted to $7.1 million and $7.8 million in 2011 and 2010. The Company capitalizes certain software development costs, which reduces the amount charged to research and development expenses.  Amounts capitalized were $2.0 million and $2.3 million in 2011 and 2010, respectively.  Gross research and development expenditures were $9.1 million and 10.1 million in 2011 and 2010, respectively.  The decrease in gross research and development expenditures totaled $1.0 million, or 10%, and was primarily due to the Company’s decision to close its engineering center in San Luis Obispo, California, reducing engineering by seventeen positions.

General and administrative expenses totaled $4.6 million and $5.8 million for 2011 and 2010, respectively.  General and administrative expenses in 2010 and early in 2011 were unusually high due to the costs associated with the Company’s defense of intellectual property litigation instituted by one of the Company’s competitors.  This litigation was dismissed in May 2011.  Litigation-related expenses declined by $.8 million from 2010 to 2011.

During 2011, PT recorded a $.4 million charge to impair certain assets in conjunction with the Company’s termination of a value-added resellers agreement.  $.4 million of the decrease in total operating expenses from 2010 to 2011 was due to a change in the Company’s paid-time-off policy. In addition, a $.1 million out-of-period charge was recorded in 2011 to reduce the recorded balance of software development costs.

Restructuring charges amounted to $.3 million and $1.2 million in 2011 and 2010, respectively.  In 2010, the Company recorded restructuring charges related to two programs.  In December 2009, the Company announced its decision to outsource its printed circuit board assembly operation to a contract manufacturer.  This action resulted in the elimination of fourteen positions during 2010, for which a restructuring charge of $.3 million was recorded.  In December 2010, the Company announced a reduction in force, which was completed during the fourth quarter of 2011.  A restructuring charge of $.2 million and $.9 million was recorded in 2011 and 2010, respectively, in connection with this action.

Restructuring charges amounted to $.6 million in 2009 and relate to two reductions in force that management initiated during the year.  In January 2009, twenty positions were eliminated in an involuntary reduction in force, while in August 2009, eight positions were eliminated in a voluntary reduction in force.  Both of these actions were completed in 2009.

A summary of the activity with respect to the 2011 and 2010 restructuring activity is as follows (amounts in millions):

	Number		Lease
	of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2010	-	$-	$-	$-
2010 restructuring charges	36	1.1	.1	1.2
2010 utilization	(13)	(.2)	(.1)	(.3)
Balance at December 31, 2010	23	.9	-	.9
2011 restructuring charges	2	.1	.1	.2
2011 utilization	(25)	(1.0)	(.1)	(1.1)
Balance at December 31, 2011	-	$-	$-	$-

All utilization amounts except $.1 million in each of 2011 and 2010 represent cash payments.

Other Income, net.  Other income consists primarily of interest income and totaled $.2 million in 2011, compared to $.3 million in 2010.  This decrease was due to continued depressed yields the Company is earning on its investments and lower average cash and investment balances in 2011 than in 2010.  As of December 31, 2011, the Company’s funds are primarily invested in high-quality corporate bonds of short duration, government-backed money market funds, municipal bonds and bank guaranteed interest contracts.

Income taxes.  The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, and tax-exempt interest income.

For 2011, the income tax benefit amounted to $.02 million and includes the effect of expected foreign investment and research credits.  For 2010, the income tax provision amounted to $.2 million and includes the effect of a discrete foreign deferred tax provision of $.1 million resulting from the Company revising its assertion that the earnings in its Canadian subsidiary will be indefinitely reinvested.  The 2010 provision also includes a discrete income tax provision of $.1 million which was recorded due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts during 2010, and state and foreign taxes, offset by refundable U.S. federal and Province of Ontario credits.

Stock compensation expense.  Cost of goods sold and operating expenses include stock compensation expense which totaled $.3 million, $.4 million and $.5 million in 2011, 2010, and 2009, respectively.

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

Revenue from telecommunications products amounted to $22.6 million and $24.2 million in 2010 and 2009, respectively.  This decrease in revenue of $1.6 million, or 7%, reflects the impact of the economy on the telecommunications industry, partially offset by a rebound in sales to the Company’s largest customer increased $2.4 million year-over-year.

Military, aerospace and government products:

Our recently realigned Government Systems group continues to work with numerous prime contractors to incorporate PT's COTS-based, application-ready systems into specific programs and projects requiring enhanced communications capabilities.  Revenue from military, aerospace and government system products was essentially unchanged in 2010 over 2009.  PT had significant sales to the Company’s second largest customer in 2010, as well as to the FAA and the U.S. military in 2010.

Gross profit.  Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function, and totaled $11.8 million and $15.7 million in 2010 and 2009, respectively.  Gross margin was 42.2% and 53.2% of sales for 2010 and 2009, respectively.  Of this 11% decrease, 2.2% resulted from charges totaling $.6 million to write off or write down to the estimated net realizable value software development costs which were capitalized for new products which either had not reached commercial general release and were discontinued, or which have been released but for which the revenue is not expected to be sufficient to absorb the project’s unamortized cost.  In addition, the significant decline in gross margin as a percentage of sales in 2010 resulted from a less favorable product sales mix, the non-absorption of fixed manufacturing costs, which resulted from significantly lower sales and production volumes, and redundant costs resulting from the transition of the Company’s printed circuit board assembly operation to a contract manufacturer.  Also included in cost of goods sold is the amortization of software development costs which totaled $2.1 million and $1.7 million in 2010 and 2009, respectively, excluding the $.6 million of 2010 charges for the write down of capitalized software development projects discussed above.

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

A summary of the 2010 and 2009 restructuring activity is as follows (amounts in millions):

	Number		Lease
	of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2009	-	$-	$-	$-
2009 restructuring charges	28	.6	-	.6
2009 utilization	(28)	(.6)	-	(.6)
Balance at December 31, 2009	-	-	-	-
2010 restructuring charges	36	1.1	.1	1.2
2010 utilization	(13)	(.2)	(.1)	(.3)
Balance at December 31, 2010	23	$.9	$-	$.9

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

Other Income, net.  Other income consists primarily of interest income and totaled $.3 million in 2010, compared to $.4 million in 2009.  This decrease was due to depressed yields the Company is earning on its investments and lower average cash and investment balances in 2010 than in 2009.  As of December 31, 2010, the Company’s funds were primarily invested in government-backed money market funds, certificates of deposit, government or government-backed bonds of short duration and high-quality corporate bonds of short duration.

Income taxes.  The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, and tax-exempt interest income.

For 2010, the income tax provision amounted to $.2 million and includes the effect of a discrete foreign deferred tax provision of $.1 million resulting from the Company reverting to a partial assertion that the earnings in its Canadian subsidiary will be indefinitely reinvested. The 2010 provision also includes a discrete income tax provision of $.1 million which was recorded due to the income tax benefit which resulted from the decrease in unrealized gain on foreign currency hedge contracts during 2010, and state and foreign taxes, offset by refundable U.S. federal and Province of Ontario credits. For 2009, the income tax provision amounted to $1.8 million, which included state and foreign taxes of $.1 million and a valuation allowance recorded against the balance of the Company's United States deferred tax assets in the amount of $2.9 million, offset by discrete income tax benefits of $.3 million; the recognition of a deferred tax asset relating to a United States tax law change in November 2009 of $.4 million; and the reversal of the deferred tax liability relating to the Company's full impairment of goodwill which amounted to $.5 million.

Stock compensation expense.  Cost of goods sold and operating expenses include stock compensation expense which totaled $.4 million, $.5 million and $.6 million in 2010, 2009, and 2008, respectively.

Liquidity and Capital Resources

At December 31, 2011, our primary sources of liquidity are cash, cash equivalents and investments.  Together, cash, cash equivalents and investments totaled $15.8 million and $19.2 million at December 31, 2011 and 2010, respectively.  The decrease in cash, cash equivalents and investments amounted to $3.4 million and is primarily the result of the Company’s purchase of GENBAND assets, offset partially by positive cash flows from operations after taking into consideration non-cash depreciation, amortization, asset write-offs and impairments.  The Company had working capital of $18.3 million and $23.2 million at December 31, 2011 and 2010, respectively.  While the decrease in working capital amounted to $4.9 million, working capital was essentially equal year-over-year except for the use of cash to fund the Company’s $4.4 million purchase of equipment, inventory, and intellectual property from GENBAND early in 2011, as well as an increase in non-current investments of $.7 million.  In 2011, the Company also used cash to fund capitalized software development costs of $2.0 million and property, equipment and improvements of $.3 million.

Cash flows from operating activities totaled $3.4 million in 2011, a $9.9 million improvement over 2010, when cash flows used in operations totaled $6.5 million.  The 2011 amount included the net loss of ($1.2 million), offset by non-cash charges including depreciation, amortization, asset write-offs and impairments totaling $4.3 million and stock-based compensation expense of $.3 million.  In addition, inventories decreased by $2.4 million and deferred revenue increased by $.9 million.  This was more than offset by a $3.1 million decrease in accounts payable and accrued expenses and a $.2 increase in accounts receivable.  The increase in accounts receivable was principally due to higher fourth quarter sales in 2011, compared to 2010.  The decrease in inventory is primarily attributable to the higher sales level in 2011 and the working down of the inventory that was needed to accommodate the transition to a contract manufacturer.  Accounts payable decreased primarily due to lower levels of inventory purchasing at the end of 2011, as compared with the prior year end, and accrued expenses decreased primarily due to  the  payout of severance and other restructuring costs.  Deferred revenue increased primarily due to funds received in advance of revenue recognition on telecommunications transactions.

While cash flow from operations was positive for 2011, the Company is prepared to take measures and consider options should significant negative cash flow from operations occur.

Cash used by investing activities during 2011 amounted to $6.5 million, compared to cash provided by investing activities during 2010, which amounted to $1.8 million.  Cash used by investing activities resulted primarily from the Company’s purchase of software, equipment, inventory and intellectual property from GENBAND in early 2011, which totaled $4.4 million.  In addition, the Company capitalized $2.0 million of software development costs and spent $.3 million to acquire property, equipment and improvements.  Cash provided by investing activities during 2010 amounted to $1.8 million, compared to cash used by investing activities during 2009, which amounted to $11.2 million.  Cash provided by investing activities resulted primarily from net sales of investments, which amounted to $5.3 million, offset partially by capitalized software development costs of $2.3 million and capital and technology asset purchases totaling $1.3 million.

In 2011, management initiated certain actions to align expenses with projected revenue levels.  Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.  However, if revenue levels are not sustained, expenses may need to be reduced further.  Furthermore, management is continuing to evaluate strategic acquisitions to accelerate the Company’s growth and market penetration efforts.  These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources.

Off-Balance Sheet Arrangements:

The Company had no off-balance sheet arrangements during 2011.

Contractual Obligations:

The Company leases facilities under operating leases.  Under the terms of the facility lease in Rochester, New York, which expires in April 2012, the Company pays annual rent which amounts to $783,000.

On February 3, 2012, the Company executed a lease agreement for its new corporate headquarters facility.  The new facility, which has approximately 32,000 square feet of office and warehouse space, is located in Rochester, New York.  This facility will replace PT’s existing corporate headquarters facility and will house executive offices, along with sales, marketing, engineering and manufacturing operations.  PT expects to occupy the new premises during the second quarter 2012.

The new lease has a sixty-six month term for approximately two-thirds of the space and a thirty-eight month term for the remaining space.  The initial rent payments for the new facility will total approximately $352,000 annually and will escalate by approximately 1.3% each year.  In addition, PT will be responsible for payment of the utilities, real estate taxes, insurance and maintenance on this property.

In addition, PT entered into a termination of lease agreement with the Landlord for its existing corporate headquarters facility, which waives PT’s remaining obligations for the payment of rent and real estate taxes through the expiration date of its current lease.  As part of these agreements, PT will commence paying rent and real estate taxes on the new facility as of January 1, 2012.

During 2011, the Company exercised its option to early terminate its lease for its former facility in San Luis Obispo, California, effective April 30, 2011.

The Company leases office space in Kanata, Ontario, Canada under a lease which was extended in 2011.  This lease terminates in October 2013.  Rent payments under this lease, including payments of minimum operating costs, amount to $435,000CDN annually (approximately $426,000USD at December 31, 2011), with annual inflationary adjustments.

The Company leases office space near London, England.  The term of this lease extends through March 2012 and will not be renewed.  This lease requires quarterly lease payments of £7,000 (approximately $11,000 at December 31, 2011).  The Company is evaluating alternatives for its UK office space requirements.

For the lease agreements described above, the Company is also required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

The Company enters into purchase commitments during the normal course of its operations.  Certain of these purchase commitments are non-cancelable.  As of December 31, 2011, the Company’s non-cancelable purchase commitments expire through December 31, 2012.  Included in the table below is the total of non-cancelable purchase commitments outstanding as of December 31, 2011.

Future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments at December 31, 2011 are as follows:

	Payments Due by Period
	(in thousands)
			2013
			through
Contractual Obligations	Total	2012	2015
Operating leases	$1,233	$786	$447
Purchase commitments	109	109	-
Total	$1,342	$895	$447

Taking into consideration the new Rochester facility lease, future minimum payments for non-cancelable operating leases having a remaining term in excess of one year and outstanding non-cancelable purchase commitments for 2012 through 2015 are as follows:

	Payments Due by Period
	(in thousands)
			2013
			through
Contractual Obligations	Total	2012	2015
Operating leases	$2,308	$877	$1,431
Purchase commitments	109	109	-
Total	$2,417	$986	$1,431

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

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company).  The guidance requires changes in financial statement presentation only and will have no impact on the Company's financial position or results of operations.

Fair Value Measurement and Disclosures:

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

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of its investments.  The Company believes its exposure to such risk is minimal.  The Company’s investments are made in accordance with the Company’s investment policy and consist primarily of money market funds, highly-rated corporate and government bonds, and certificates of deposit at December 31, 2011.  The Company is also subject to foreign exchange risk related to its operations in Ottawa, Canada and London, England.  The Company believes that its exposure to foreign currency risk is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars.  However, the Company’s expenses at these locations are denominated in the local currency and the Company’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

In our opinion, the consolidated  financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and their subsidiaries at December 31, 2011 and 2010, and the results of their  operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated  financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for arrangements with multiple deliverables in 2011.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 6, 2012

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$9,641,000	$12,796,000
Investments (Note C)	2,798,000	3,753,000
Accounts receivable, net (Note D)	5,622,000	5,478,000
Inventories (Note E)	5,421,000	7,787,000
Prepaid expenses and other assets	1,155,000	940,000
Prepaid income taxes (Note M)	67,000	31,000
Fair value of foreign currency hedge contracts (Note P)		17,000
Total current assets	24,704,000	30,802,000
Investments (Note C)	3,362,000	2,677,000
Property, equipment and improvements, net (Note F)	1,891,000	2,162,000
Software development costs, net (Note N)	3,932,000	3,995,000
Purchased intangible assets (Note B)	4,390,000	804,000
Total assets	$38,279,000	$40,440,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,015,000	$2,756,000
Other payable (Note B)	999,000
Accrued expenses (Note H)	1,547,000	2,919,000
Deferred revenue	2,808,000	1,946,000
Fair value of foreign currency hedge contracts (Note P)	46,000
Total current liabilities	6,415,000	7,621,000
Deferred income taxes (Note M)	83,000	51,000
Total liabilities	6,498,000	7,672,000

Commitments and contingencies (Notes I and Q)

Stockholders’ equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 authorized; 13,304,596
shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,347,000	17,042,000
Retained earnings	24,237,000	25,400,000
Accumulated other comprehensive (loss) income (Note T)	(118,000)	11,000
Treasury stock – at cost; 2,188,199 shares held	(9,818,000)	(9,818,000)
Total stockholders’ equity	31,781,000	32,768,000
Total liabilities and stockholders’ equity	$38,279,000	$40,440,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Sales	$36,176,000	$27,946,000	$29,491,000
Cost of goods sold	18,585,000	15,558,000	13,793,000
Software capitalization write-off (Note N)	175,000	604,000
Gross profit	17,416,000	11,784,000	15,698,000

Operating expenses:
Selling and marketing	6,410,000	8,301,000	7,152,000
Research and development	7,124,000	7,823,000	7,796,000
General and administrative	4,568,000	5,824,000	4,642,000
Restructuring charges (Note R)	253,000	1,176,000	626,000
Impairment charge - vendor software (Note F)	400,000
Impairment of goodwill and long-lived assets (Note G)			4,278,000
Total operating expenses	18,755,000	23,124,000	24,494,000
Loss from operations	(1,339,000)	(11,340,000)	(8,796,000)

Other income, net	154,000	329,000	444,000
Loss before income taxes	(1,185,000)	(11,011,000)	(8,352,000)
Income tax (benefit) provision	(22,000)	166,000	1,760,000
Net loss	$(1,163,000)	$(11,177,000)	$(10,112,000)

Basic loss per share	$(.10)	$(1.01)	$(0.91)

Weighted average number of common shares
used in basic loss per share	11,116,397	11,116,397	11,129,548

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income	Total
Balance -
January 1, 2009	13,304,596	$133,000	$16,052,000	$46,689,000	$(9,500,000)	$73,000	$53,447,000
Comprehensive income:
2009 net loss				(10,112,000)			(10,112,000)
Unrealized gain on foreign
currency hedge contracts,
net of tax of $39,000						55,000	55,000
Total comprehensive loss							(10,057,000)
Purchase of 100,000
treasury shares					(318,000)		(318,000)
Stock compensation
expense			544,000				544,000
Balance -
December 31, 2009	13,304,596	133,000	16,596,000	36,577,000	(9,818,000)	128,000	43,616,000
Comprehensive income:
2010 net loss				(11,177,000)			(11,177,000)
Decrease in unrealized gain
on foreign currency
hedge contracts, net of
tax of $67,000						(117,000)	(117,000)
Total comprehensive loss							(11,294,000)
Stock compensation
expense			446,000				446,000
Balance -
December 31, 2010	13,304,596	133,000	17,042,000	25,400,000	(9,818,000)	11,000	32,768,000
Comprehensive income:
2011 net loss				(1,163,000)			(1,163,000)
Net unrealized loss on
investments						(72,000)	(72,000)
Net unrealized loss on
foreign currency
hedge contracts						(57,000)	(57,000)
Total comprehensive loss							(1,292,000)
Stock compensation
expense			305,000				305,000
Balance -
December 31, 2011	13,304,596	$133,000	$17,347,000	$24,237,000	$(9,818,000)	$(118,000)	$31,781,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(1,163,000)	$(11,177,000)	$(10,112,000)
Non-cash adjustments:
Depreciation and amortization	3,767,000	2,959,000	2,546,000
Stock-based compensation expense	305,000	446,000	544,000
Impairment of goodwill and long-lived assets	400,000	62,000	4,278,000
Non-cash intangible asset write-off	175,000	604,000
Provision for bad debts	75,000	91,000	(226,000)
Loss (gain) on disposal of assets	32,000	(75,000)	(58,000)
Non-cash interest and other	26,000
Realized loss on maturity of investments	17,000
Deferred income taxes	38,000	191,000	2,012,000
Changes in operating assets and liabilities:
Accounts receivable	(219,000)	973,000	361,000
Inventories	2,433,000	(3,328,000)	844,000
Prepaid expenses and other assets	(215,000)	(120,000)	(24,000)
Accounts payable and accrued expenses	(3,122,000)	2,787,000	(219,000)
Deferred revenue	862,000	(374,000)	(44,000)
Income taxes payable and prepaid income taxes	(36,000)	423,000	(60,000)
Net cash provided (used) by operating activities	3,375,000	(6,538,000)	(158,000)

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets	(4,378,000)		(835,000)
Purchases of property, equipment and improvements	(300,000)	(1,341,000)	(572,000)
Capitalized software development costs	(2,037,000)	(2,261,000)	(2,273,000)
Purchases of investments	(4,782,000)	(5,344,000)	(15,479,000)
Proceeds from sales of investments	4,963,000	10,605,000	7,920,000
Proceeds from sale of equipment	4,000	112,000	60,000
Net cash (used) provided by investing activities	(6,530,000)	1,771,000	(11,179,000)

Cash flows from financing activities:
Purchase of treasury stock			(318,000)
Net cash used by financing activities			(318,000)
Net decrease in cash and cash equivalents	(3,155,000)	(4,767,000)	(11,655,000)
Cash and cash equivalents at beginning of year	12,796,000	17,563,000	29,218,000
Cash and cash equivalents at end of year	$9,641,000	$12,796,000	$17,563,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net income taxes refunded	$26,000	$475,000	$224,000
Non-cash investing activity:
Other payable incurred for the purchase of assets	$973,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Nature of Business and Summary of Significant Accounting Policies

The Company:  Performance Technologies, Incorporated (“the Company”, “PT”) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a global supplier of advanced network communications solutions to service providers, government and OEM markets.

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

Reclassifications and Adjustments:  Certain 2010 balances have been reclassified to conform with the 2011 presentation. Reclassifications have been made to present purchased intangible assets and deferred revenue separately in the balance sheets. In addition, a $94,000 out-of-period charge was recorded in 2011 to reduce the recorded balance of software development costs. This adjustment did not have a material impact on our consolidated financial statements.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable.  Investments consist of high quality, interest bearing financial instruments.  Included in cash and cash equivalents at December 31, 2011 are $3.2 million of AAA-rated money market funds and $2.7 million of deposits with one AA- -rated Canadian bank.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.  As of December 31, 2011, three customers  represented 25%, 14% and 11% of net accounts receivable, respectively.  As of December 31, 2010, two customers represented 18% and 14% of net accounts receivable, respectively.

Fair Value of Financial Instruments:   The carrying amounts of the Company's accounts receivable and accounts payable approximate fair values at December 31, 2011 and 2010, as the maturity of these instruments are short term.  The fair value of investments is discussed in Note C – Investments.

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

Revenue Recognition for Arrangements with Multiple Deliverables –

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. As a result, these arrangements are accounted for in accordance with new, “non-software” guidance for arrangements with multiple deliverables.  The FASB also amended the accounting standards for revenue recognition for arrangements with multiple deliverables.  The new authoritative guidance for arrangements with multiple deliverables requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. It also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. The new guidance eliminates the residual method of allocation for multiple-deliverable revenue arrangements which the Company used historically when the Company applied the software revenue recognition guidance to our multiple element arrangements.

PT adopted this guidance as of January 1, 2011. As most of the Company’s signaling products include both tangible products and software elements that function together to deliver the tangible product’s essential functionality, the existing software revenue recognition guidance no longer applies to these transactions.  Due to the adoption of the new revenue recognition guidance, the Company recognized $830,000 of revenue in 2011 that otherwise would have been deferred under the prior revenue recognition rules due to the lack of VSOE and TPE of undelivered elements on one transaction.  Based on currently available information, it is possible that the impact of adopting this guidance on revenue recognition in future periods, as compared with prior revenue recognition guidance, may be material.  This assessment may change because such impacts depend on terms and conditions of arrangements in effect in those future periods.

The new guidance does not generally change the units of accounting for our revenue transactions. For PT’s multiple deliverable arrangements, our products and services qualify as separate units of accounting.  The Company’s multiple deliverable arrangements generally include a combination of  telecommunications hardware and software products, services including installation and training, and support services.  These arrangements typically have both software and non-software components that function together to deliver the product’s essential functionality. These arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

For substantially all multiple deliverable arrangements, PT defers support and services revenue, and recognizes revenue for delivered products in an arrangement when persuasive evidence of an arrangement exists and delivery of the last product has occurred, provided the fee is fixed or determinable, and collection is deemed probable. In instances where final acceptance of the product is based on customer specific criteria, revenue is deferred until the earlier of the receipt of customer acceptance or the expiration of acceptance period.  Support revenue is recognized ratably over the term of the support period.  Services revenue is typically recognized upon completion of the services for fixed-fee service arrangements, as these services are relatively short-term in nature (typically several weeks, or in limited cases, several months). For service arrangements that are billed on a time and material basis, we recognize revenue as the services are performed.

For multiple deliverable arrangements entered into prior to January 1, 2011 and not materially modified after that date, PT recognized revenue based on the then-existing software revenue recognition guidance, which required the entire fee from the arrangement to be allocated to each respective element based on its relative selling price using VSOE.  For such arrangements, when the Company was unable to establish VSOE for the delivered telecommunications products, PT utilized the residual method to allocate revenue to each of the elements of an arrangement.  Under this method, PT allocated the total fee in an arrangement first to the undelivered elements (typically support and services) based on VSOE of those elements, and the remaining, or “residual” portion of the fee to the delivered elements (typically the product or products).

For multiple deliverable arrangements entered into or materially modified after January 1, 2011, PT recognizes revenue based on the new non-software revenue recognition guidance.  Consideration is allocated to each deliverable in an arrangement based on its relative selling price. PT follows a hierarchy to allocate the selling price of VSOE, then TPE and finally BESP.  Because the Company rarely sells such products on a stand-alone basis or without support, PT isn’t able to establish VSOE for these products. Additionally, PT generally expects that it will not be able to establish TPE due to the proprietary nature of PT’s products and the markets in which we compete.  Accordingly, PT expects the selling price of its proprietary hardware and software products to be based on its BESP. PT has established VSOE for its support and services and, therefore, it utilizes VSOE for these elements.

Since the adoption of the new guidance, we have primarily used the same information used to set pricing strategy to determine BESP.  The Company has corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables and the characteristics of the geographical markets in which the deliverables are sold.  PT plans to analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis.

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

The Company recorded an impairment charge against the full recorded value of goodwill based on the Company’s assessment at December 31, 2009 (See Note G).

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

In conjunction with the review for impairment of goodwill at December 31, 2009, the Company also performed a review of the recoverability of its other long-lived assets.  As a result, the Company recorded a non-cash impairment charge against the carrying value of property, equipment and improvements (See Note G).

Derivative Financial Instruments:  The Company uses derivative financial instruments as foreign currency hedges of a portion of the costs of its Canadian and United Kingdom operations.  The fair value of these derivative instruments is estimated in accordance with the framework for measuring fair value contained in GAAP and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts.  For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability (See Note P).

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

Advertising:  Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Operations.  Advertising expense amounted to $11,000, $48,000, and $65,000 for 2011, 2010, and 2009, respectively.

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

Prior to the fourth quarter 2010, the Company had not provided for federal and state income taxes on the accumulated earnings of its Canadian subsidiary as it was the Company’s intent to indefinitely reinvest such earnings in the operations of the subsidiary.  As of December 2010, the Company now believed that it is reasonably possible that a portion of such accumulated earnings may be repatriated in the foreseeable future.  As such, during 2011 and 2010, the Company recorded a deferred tax provision amounting to $48,000 and $138,000, respectively, calculated based on the amount of earnings of the Canadian subsidiary that the Company may repatriate, recorded at the federal and state marginal tax rates, less the amount of net operating losses and tax credit carry-forwards that can be used to offset the federal and state tax.

The Company recognizes and measures uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any.  In making this assessment, the Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may or may not accurately forecast actual outcomes.

The Company reports interest and penalties accrued relating to uncertain income tax positions as a component of income tax provision.

Earnings Per Share:  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Due to the net losses in 2011, 2010 and 2009, diluted earnings per share are equal to basic earnings per share.  Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, applying the treasury stock method.  Diluted earnings per share calculations exclude the effect of approximately 1,688,000, 1,663,000 and 1,445,000 options in 2011, 2010 and 2009, respectively, since such options have an exercise price in excess of the average market price of the Company’s common stock.

Stock Options and Stock-Based Employee Compensation:  In 2001, the stockholders approved the 2001 Stock Option Plan pursuant to which 1,500,000 shares of common stock were reserved for grant.  In 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants.  Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors.  The 2001 Plan expired during 2011.  At December 31, 2011, 622,000 shares were available for future grant under the 2003 Plan.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock).  Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one to five years.

The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards.  Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term.  Stock-based compensation expense amounted to $305,000, $446,000 and $544,000 in 2011, 2010 and 2009, respectively.

The Company may either issue shares or utilize treasury stock shares upon employees’ stock option exercises.  In 2011, 2010 and 2009 there were no exercises of stock options.

Please refer to Note K, Stock-based Compensation Expense, for further information.

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

Shipments to customers outside of the United States represented 46%, 58% and 53% of sales in 2011, 2010 and 2009, respectively.  In 2011, 2010 and 2009, export shipments to the United Kingdom represented 20%, 26% and 15% of sales, respectively.  The Company maintains significant amounts of long-lived assets in the United States and Canada.

For 2011, 2010, and 2009, four customers accounted for approximately 38%, 39% and 36% of sales respectively.  In 2011, two customers accounted for 19% and 7% of sales, respectively.  In 2010, two customers accounted for 24% and 5% of sales, respectively. In 2009, two customers accounted for 15% and 10% of sales, respectively.

As of December 31, 2011, all of the Company’s printed circuit board assembly operations are conducted by one vendor and platform chassis are manufactured by two contract manufacturers.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$4,260,000	$1,900,000	$-
Total assets measured at fair value	$4,260,000	$1,900,000	$-

Liabilities:			-
Foreign currency hedge contract	$-	46,000	$-
Total liabilities measured at fair value	$-	$46,000	$-

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

Contingencies and Related Legal Costs:  An accrual of losses related to contingencies is made when, in the opinion of management and legal counsel, if applicable, the likelihood of loss is deemed probable and the amount of loss is reasonably estimable.  Related legal costs are expensed as incurred  (See Note Q).

Recent Accounting Pronouncements:

Comprehensive Income:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance is effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company).  The guidance requires changes in financial statement presentation only and will have no impact on the Company's financial position or results of operations.

Fair Value Measurement and Disclosures:

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

The total consideration for these assets amounted to $5,378,000, of which $4,000,000 was paid at closing in January 2011, $378,000 was paid for transaction-related expenses, and $1,000,000 is due in January 2012.  This payable, discounted at 3%, had a present value of $973,000 at the date of closing.  Including amortization of the discount, this payable amounts to $999,000 at December 31, 2011.

Approximately $613,000 of the total consideration for the GENBAND assets was allocated to property, plant and equipment, $67,000 to inventory, and the remainder was allocated to purchased intangible assets, including the estimated value of the support contract, which amounted to $420,000, and purchased developed technologies, which amounted to $4,260,000.

In addition to the software technologies acquired from GENBAND, the Company reclassified the technologies acquired in 2009 from Pactolus (with a cost of $835,000 and accumulated amortization of $31,000 at December 31, 2010) from software development costs, net, into purchased intangible assets. Purchased intangible assets are being amortized over estimated useful lives of three to five years.

Purchased intangible assets consist of the following:
	At December 31,
	2011	2010
Purchased developed technologies	$5,095,000	$835,000
Support contracts	420,000	-
Total	5,515,000	835,000
Less: accumulated amortization	(1,125,000)	(31,000)
Purchased intangible assets, net	$4,390,000	$804,000

Amortization of purchased intangible assets totaled $1,094,000 and $31,000 in 2011 and 2010, respectively.  Amortization of purchased intangible assets will total approximately $1,168,000, $1,183,000, $1,029,000, $982,000 and $28,000 in 2012, 2013, 2014, 2015 and 2016, respectively.

Note C – Investments

Investments consisted of the following:

	At December 31,
	2011		2010
	Amortized cost	Fair value	Fair value
Corporate bonds	$4,328,000	$4,260,000	$3,190,000
Municipal bond	504,000	500,000	-
Guaranteed investment certificates	1,400,000	1,400,000	-
U.S. Government bond	-	-	2,000,000
Certificates of deposit	-	-	1,240,000
Total investments	6,232,000	6,160,000	6,430,000
Less-current investments	(2,849,000)	(2,798,000)	(3,753,000)
Non-current investments	$3,383,000	$3,362,000	$2,677,000

All income generated from the Company’s investments is recorded in other income, net, and totaled $169,000, $198,000 and $277,000 in 2011, 2010 and 2009, respectively.

The Company’s bond investments have a cumulative par value of $4,601,000 at December 31, 2011.  Two of these bonds with a cumulative par value of $1,353,000 mature in 2012 and are classified as current assets, while the remaining bonds with a cumulative par value of $3,248,000 mature in 2013 and 2014 and are classified as non-current assets.

Prior to December 31, 2010, the Company classified its investments as held-to-maturity and the investments were stated at amortized cost.  At December 31, 2010, the Company determined that it is probable that at least some of its investments may need to be sold prior to maturity in order to fund operations.  As such, the Company now classifies its investments as available-for-sale, and any unrealized gains or losses will be included in accumulated other comprehensive income.  At December 31, 2011, the amortized cost of the Company’s investments exceeded the fair value of those investments by $72,000.  At December 31, 2010, there was an immaterial difference between amortized cost and fair value of the Company’s investments.

Note D – Accounts Receivable, net

Accounts receivable consisted of the following:

	At December 31,
	2011	2010
Accounts receivable	$5,942,000	$5,728,000
Less: allowance for doubtful accounts	(320,000)	(250,000)
Net	$5,622,000	$5,478,000

Note E – Inventories

Inventories consisted of the following:

	At December 31,
	2011	2010
Purchased parts and components	$2,036,000	$2,040,000
Work in process and purchased assemblies	2,015,000	4,639,000
Finished goods	1,370,000	1,108,000
Net	$5,421,000	$7,787,000

Note F – Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:

	At December 31,
	2011	2010
Land	$407,000	$407,000
Engineering equipment and software	6,698,000	6,422,000
Manufacturing equipment	1,141,000	1,600,000
Furniture and equipment	1,608,000	1,871,000
Leasehold improvements	412,000	404,000
	10,266,000	10,704,000
Less: accumulated depreciation and amortization	(8,375,000)	(8,542,000)
Net	$1,891,000	$2,162,000

Total depreciation and amortization expense for equipment and improvements for 2011, 2010 and 2009 was $748,000, $766,000 and $820,000, respectively.

The net book value of property, equipment and improvements located in the United States was $951,000 and $1,851,000 at December 31, 2011 and 2010, respectively.  Substantially all of the Company’s property, equipment and improvements outside the United States are located in Canada.

During 2010, the Company paid one-time license fees totaling $580,000 to acquire certain software technologies, which the Company plans to use in synergistic combination with its captive technologies to develop new end-market products.  These amounts were recorded in property, equipment and improvements.  During 2011, the Company terminated a value-added reseller agreement with the licensor of certain of these software technologies and recorded an impairment totaling $400,000 against this asset.

During 2011, the Company disposed of assets with a cost basis of $1,352,000 (including the $400,000 impairment of vendor software technologies) and accumulated depreciation of $916,000.  The loss on disposal totaled $32,000.

During 2010, the Company disposed of assets with a cost basis of $994,000 and accumulated depreciation of $957,000 and recorded a gain on disposal of $75,000.  During 2009, the Company disposed of assets with a cost basis of $120,000 and accumulated depreciation of $119,000, and recorded a gain on disposal amounting to $58,000.

Note G – Impairments

The Company made the decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of the Company’s products in 2009.  This action was completed during 2010 and certain long-lived manufacturing assets were identified for sale, which was completed during 2010.  As of December 31, 2010, the carrying values of the remaining assets relating to the printed circuit board assembly operation were reviewed for recoverability and the Company recorded a non-cash impairment against the recorded value of property, equipment and improvements in the amount of $61,000.

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

Note H – Accrued Expenses

Accrued expenses consisted of the following:

	At December 31,
	2011	2010
Accrued compensation and related costs	$776,000	$815,000
Accrued vacation	33,000	487,000
Accrued professional services	221,000	219,000
Accrued warranty obligations	92,000	156,000
Accrued restructuring	3,000	924,000
Other accrued expenses	422,000	318,000
Total	$1,547,000	$2,919,000

The Company has warranty obligations in connection with the sale of certain of its products.  The warranty period for its products is generally one year.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair.  The changes in the Company’s accrued warranty obligations for 2011, 2010 and 2009 were as follows:

Accrued warranty obligations at January 1, 2009	$167,000
Actual warranty experience	(89,000)
Net warranty provisions	-
Accrued warranty obligations at December 31, 2009	78,000
Actual warranty experience	(106,000)
Net warranty provisions	184,000
Accrued warranty obligations at December 31, 2010	156,000
Actual warranty experience	(101,000)
Net warranty provisions	37,000
Accrued warranty obligations at December 31, 2011	$92,000

Note I – Commitments

The Company leases facilities under operating leases.  Subsequent to December 31, 2011, the Company entered into a lease for new, more appropriately-sized office and manufacturing space in Rochester, New York, a facility that will replace the Company’s existing Rochester facility in the second quarter 2012.  The lease for the Company’s existing facility expires in April 2012.  Under the terms of the new lease, the Company will remain in its current facility until the build-out of the new space is complete but will pay rent for the new facility, which is approximately $30,000 per month beginning January 1, 2012.  The new lease term is 66 months for approximately 2/3 of the space and 38 months for the remainder of the space.  Rentals under the new lease will escalate by approximately 1.3% annually.

The lease for office space in San Diego, California requires a monthly payment of approximately $7,000, and expires in November 2013.

The Company also leases office space in Kanata, Ontario, Canada.  This lease, which requires a monthly rental and operating expense totaling approximately $36,000CDN (approximately $35,000USD based on the December 31, 2011 exchange rate) has been extended through October 2013.

Finally, the Company leases office space near London, England.  This lease requires a quarterly rental of approximately £7,000 (approximately $11,000 based on the December 31, 2011 exchange rate), expires in 2012, and has not been renewed.

As of December 31, 2010, the Company exercised its option to terminate its San Luis Obispo, California lease as of April 30, 2011, and the hardware research and development activities that were conducted at that facility were transitioned to the Company’s Rochester, New York facility.

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Future minimum payments for all operating leases at December 31, 2011 are as follows (based on current foreign currency exchange rates):

2012	$786,000
2013	447,000
Total	$1,233,000

After giving effect to the new Rochester facility lease, future minimum payments for all operating leases are as follows:

2012	$877,000
2013	804,000
2014	362,000
2014	266,000
2015	249,000
thereafter	126,000
Total	$2,684,000

Rent expense amounted to $1,344,000, $1,386,000 and $1,340,000 for 2011, 2010 and 2009, respectively.

During 2010, the Company completed the transition of its printed circuit board assembly operations to a contract manufacturer.  In connection with this transition, the Company committed to purchasing from the contract manufacturer any inventory which is purchased to fulfill the Company’s requirements, in the event that the Company revises downward those requirements.  The Company is committed to repurchase excess inventory totaling $109,000 under this contract provision for 2011.

Note J – Stock Repurchase Program

In October 2008, the Board of Directors authorized a stock repurchase program, for an aggregate amount not to exceed $10,000,000.   Under this program, which expired in October 2009, repurchased shares were to be used for the Company’s stock option plan, potential acquisition initiatives and general corporate purposes.  Under this program, 100,000 shares were repurchased during 2009 for an aggregate purchase price of $318,000.

Note K – Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Stock-based compensation expense:
Stock options	$305,000	$446,000	$544,000
Income tax benefit	-	-	-
Net decrease in net income	$305,000	$446,000	$544,000
Decrease in earnings per share:
Basic	$.03	$.04	$.05

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards.  This model incorporates various and highly subjective assumptions, including expected term and expected volatility.  For valuation purposes, stock option awards were categorized into two groups, stock option grants to employees and stock option grants to members of the Board of Directors.

Based on employee exercise history, the term of options granted for 2009 through 2011 is estimated as the average of the vesting term of the options granted.  The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted.  The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.  Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

Pre-vesting option forfeitures at the time of grant are required to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2011, 2010 and 2009:

	2011	2010	2009
Expected term (years)	3.28 to 4 years	3.28 to 4 years	3.25 to 4 years
Volatility	32% to 33%	33%	33% to 39%
Risk free interest rate	0.8% to 1.6%	1.3% to 1.9%	1.8% to 1.9%

The weighted average grant date fair value of options granted during 2011 and 2010 was $.60 and $.82 per option, respectively.  Unrecognized stock-based compensation expense was approximately $271,000 as of December 31, 2011, relating to a total of 724,000 unvested stock options under the Company’s stock option plans.  This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table summarizes stock option activity for the three years ended December 31, 2011:

		Weighted
		Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range
Outstanding at January 1, 2009	1,594,608	$7.33	$4.48 - $18.13
Granted	275,000	$2.61	$2.59 - $2.69
Exercised	-
Expired	(424,625)	$12.25	$4.93 - $18.13
Outstanding at December 31, 2009	1,444,983	$4.99	$2.59 - $7.08
Granted	421,150	$2.93	$2.60 - $2.97
Exercised	-
Expired	(203,200)	$5.40	$2.97 - $6.78
Outstanding at December 31, 2010	1,662,933	$4.42	$2.59 - $7.08
Granted	391,000	$2.17	$1.71 - $2.22
Exercised	-
Expired	(365,550)	$5.10	$2.59 - $7.08
Outstanding at December 31, 2011	1,688,383	$3.75	$1.71 - $6.64

The following table summarizes stock option information at December 31, 2011:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
		average	average		average	average
Range of		remaining	exercise		remaining	exercise
exercise price	Shares	life (yrs)	price	Shares	life (yrs)	price
$1.71 to $4.25	972,650	3.40	$2.55	248,830	2.68	$2.71
$4.26 to $5.25	308,733	0.40	$4.93	308,733	0.40	$4.93
$5.26 to $5.99	320,000	1.72	$5.48	320,000	1.72	$5.48
$6.00 to $6.64	87,000	4.21	$6.64	87,000	4.21	$6.64
	1,688,383	2.57	$3.75	964,563	1.77	$4.69

The total intrinsic value of all outstanding options at December 31, 2011 whose exercise price was less than the Company’s closing stock price on that date was $2,000.   No options were exercised in 2009, 2010 or 2011.   The total fair value of options that vested during 2011, 2010 and 2009 was $428,000, $722,000 and $609,000, respectively.

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

Subsequent to December 31, 2011, options to purchase 346,000 shares of common stock were granted to the Company’s executive officers and certain other key employees with an exercise price of $1.87.  These options vest over a three-year period and expire after five years.  These options have a value of approximately $.55 per share.

Note L –  Stockholder Rights Plan

On October 27, 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan.  Under this plan, one preferred stock Purchase Right was distributed as a dividend for each share of common stock held by the stockholders of record as of the close of business on November 8, 2000.  Until the occurrence of certain events, the Rights are traded as a unit with the common stock.  Each Right will separate and entitle stockholders to buy stock upon the occurrence of certain events generally related to the change of control of the Company as defined in the Plan.  The Rights become exercisable ten days after either (1) an “Acquiring Person” acquires or commences a tender offer to acquire 15% or more of the Company’s common stock, or (2) an “Adverse Person” has acquired 10% or more of the Company’s common stock and the Board determines this person is likely to cause pressure on the Company to enter into a transaction that is not in the Company’s best long-term interest.   All Rights not held by an Acquiring Person or an Adverse Person become rights to purchase from the Company one one-thousandth of one share of preferred stock at an initial exercise price of $110 per Right.  Each Right entitles the holder of that Right to purchase the equivalent of $220 worth of the Company’s common stock for $110.  If after such an event the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip over” right to buy discounted stock in the surviving entity. The Company may redeem the Rights for $.001 each.  The Rights Plan expires November 1, 2012.  The Plan can be modified or terminated, at the option of the Board of Directors.

Note M – Income Taxes

Pre-tax earnings consisted of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Pre-tax (loss) earnings:
United States	$(1,448,000)	$(11,547,000)	$(8,646,000)
Outside United States	263,000	536,000	294,000
Total pre-tax (loss) earnings	$(1,185,000)	$(11,011,000)	$(8,352,000)

For the same periods, the provision (benefit) for income taxes was as follows:

	2011	2010	2009
Current income tax provision (benefit):
Federal	$14,000	$53,000	$(26,000)
State	13,000	5,000	12,000
Foreign	(81,000)	(83,000)	57,000
Net change in liability for unrecognized
tax benefits		(6,000)	(335,000)
	(54,000)	(31,000)	(292,000)
Deferred provision	32,000	197,000	2,052,000
Total provision (benefit)	$(22,000)	$166,000	$1,760,000

Prior to December 31, 2010, the Company had not provided for federal and state income taxes on the accumulated earnings of its Canadian subsidiary as it was the Company’s intent to indefinitely reinvest such earnings in the operations of the subsidiary.  At December 31, 2010, the Company believed that it was reasonably possible that a portion of such accumulated earnings may be repatriated in the foreseeable future.  The 2010 deferred provision included a discrete tax provision of $138,000 related to the impact on earnings of this change in assumption, recorded at the federal and state marginal tax rates, less the amount of net operating losses and tax credit carry-forwards that can be used to offset the federal and state tax.  Because at 2011 the Company believes it remains reasonably possible that a portion of accumulated earnings may be repatriated in the foreseeable future, a discrete tax provision of $48,000 was recorded in 2011 related to this potential impact.

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

 A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

	2011	2010	2009
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	1.4	.8	.3
State tax provision	30.2	2.7	3.2
Meals and Entertainment	(4.3)	(0.7)	(0.3)
Stock compensation expense	(2.6)	(0.5)	(0.3)
Canadian tax credits	46.0	4.4	4.5
Repatriation of foreign earnings	(30.0)	(10.3)
Research and development credits	23.1	3.0	2.5
Resolution of prior year tax uncertainties		.1	3.4
Valuation allowance	(97.3)	(35.4)	(73.9)
Reversal of valuation allowance due to enacted U.S. tax law			4.6
Other	1.4	.4	.9
Effective tax rate	1.9%	(1.5%)	(21.1%)

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

Deferred income tax assets and liabilities consist of the following:

	At December 31,
Assets:	2011	2010
Current:
Accrued vacation, payroll and other accrued expenses	$289,000	$686,000
Inventory and inventory related items	1,262,000	1,146,000
Bad debt and note receivable reserves	115,000	90,000
Fair value of foreign currency hedge contracts	17,000
Non-current:
Net operating loss carryforwards	6,170,000	5,432,000
Stock compensation expense	949,000	850,000
Capital loss carryforwards	68,000	88,000
Tax credit carryforwards	4,025,000	3,355,000
Depreciation and long-lived asset impairments	214,000	201,000
Goodwill	776,000	887,000
Other	37,000	42,000
Total deferred tax assets	13,922,000	12,777,000
Liabilities:
Current:
Fair value of foreign currency hedge contracts	$		$(6,000)
Non-current:
Capitalized software development costs, net		(1,361,000)	(1,448,000)
Unremitted earnings		(1,524,000)	(1,130,000)
Total deferred tax liabilities		(2,885,000)	(2,584,000)
Net deferred tax assets		11,037,000	10,193,000
Less-valuation allowance		(11,120,000)	(10,244,000)
Net deferred tax liability		$(83,000)	$(51,000)

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

	At December 31,
	2011	2010
Net current deferred tax assets	$-	$-
Net non-current deferred tax assets	$-	$-
Net non-current deferred tax liability	$83,000	$51,000

The total change in the valuation allowance in 2011 and 2010 was $876,000 and $4,022,000, respectively.

In 2011, 2010 and 2009, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $17,100,000 at December 31, 2011, begin to expire in 2026, if not utilized.  Of the Company’s tax credit carryforwards, $3,748,000 expire between 2019 and 2030, if not utilized, and the remaining carryforwards do not expire.  In addition, the Company has a capital loss carryforward in the amount of approximately $190,000, expiring in 2012.

At December 31, 2011 and 2010, the Company’s balance of unrecognized tax benefits was $0.  At December 31, 2009, the Company had unrecognized tax benefits of $65,000, of which $22,000 would have had a favorable impact on our tax provision (benefit), if recognized.  A reconciliation of the unrecognized tax benefits liability for 2009 and 2008 is as follows:

Balance at January 1, 2009	$400,000
Reductions related to expirations of statutes of limitations
(including interest of $50,000)	(172,000)
Reductions from settlements with taxing authorities
(including interest and penalties of $39,000)	(176,000)
Additions for the accrual of interest and penalties	11,000
Addition due to the change in foreign exchange rates	2,000
Balance at December 31, 2009	65,000
Additions for the accrual of interest	2,000
Reductions from settlements with taxing authorities
(including interest and penalties of $14,000)	(67,000)
Balance at December 31, 2010 and 2011	$-

Included in the balance of unrecognized tax benefits as of December 31, 2009 was accrued interest and penalties in the amount of $12,000.

The Company files U.S. federal, U.S. state, and foreign tax returns.  For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2009.  For foreign and state returns, the Company is also no longer subject to tax examinations for years prior to 2007.  It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase or decrease within the next twelve months.  Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits.  These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations.

Note N – Research and Development

The Company incurred research and development costs relating to the development of new products as follows:

	2011	2010	2009
Gross expenditures for engineering and software development	$9,161,000	$10,084,000	$10,069,000
Less: amounts capitalized	(2,037,000)	(2,261,000)	(2,273,000)
Net charged to operating expenses	$7,124,000	$7,823,000	$7,796,000

Software development costs consisted of the following:

	At December 31,
	2011	2010
Capitalized software development costs	$22,155,000	$20,118,000
Less: accumulated amortization	(18,223,000)	(16,123,000)
Net	$3,932,000	$3,995,000

Amortization of software development costs included in cost of goods sold was $1,925,000, $2,716,000 and $1,694,000 for 2011, 2010 and 2009, respectively.  Amortization of software development costs for 2011 and 2010 included charges to write off or write down to estimated net realizable value software development costs amounting to $175,000 and $604,000, respectively, which were capitalized for new products which either had not reached commercial general release and were discontinued, or which have been released and for which revenue is not expected to be sufficient to absorb the project’s unamortized cost.

It is estimated that amortization of software development costs capitalized at December 31, 2011 will total approximately $1,881,000, $1,295,000, $713,000, and $43,000 in 2012, 2013, 2014, and 2015, respectively.

Note O – Employee Benefit Plans

For the Company’s operations in the United States, the Company’s Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code.  Discretionary matching contributions by the Company to the plan were $0, $0 and $21,000 for 2011, 2010 and 2009, respectively.  In conjunction with its flexible benefits plans, the Company made additional discretionary qualified contributions to employee accounts which vest immediately amounting to $0, $0 and $16,000 for 2011, 2010 and 2009, respectively.

For its operations in Canada, statutory contributions were made in 2011, 2010 and 2009 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government, and until April 2009, the Company also made discretionary matching contributions to the RRSP.  Discretionary matching contributions to the Plan amounted to $0, $0 and $6,000 for 2011, 2010 and 2009, respectively.

Note P – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign exchange rates in its Canadian and United Kingdom operations.  The Company’s risk management program is designed to reduce the exposure and volatility arising from this risk.

During 2011, the Company entered into foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) in order to fix in U.S. dollars a portion of the monthly costs of the Company’s Canadian operation, which is denominated in Canadian dollars.  The purpose of these contracts is to reduce the Company’s exposure to variability in the exchange rates between the United States and Canada for each month.  These contracts effectively fixed the exchange rate on the first $100,000CDN of 2011 monthly expenses for the months of July and August and on the first $200,000CDN of monthly expenses for the months of September through December at a rate of .98.  In addition, the Company entered into contracts to fix the exchange rate on the first $200,000CDN of 2012 monthly expenses through June 2012 at approximately .983.

During 2010, the Company entered into similar foreign currency forward contracts with the Bank.  These contracts effectively fixed the exchange rate on the first $100,000CDN of 2010 monthly expenses for the months of April and May at approximately .948, on the first $200,000CDN of 2010 monthly expenses for the months of June through July at approximately .941, and on the first $300,000CDN of 2010 monthly expenses for the months of August through December at approximately .943.  In addition, during 2010 the Company entered into contracts to effectively fix the exchange rate on the first $100,000CDN of 2011 monthly expenses for the months of January through March at approximately .948.

During 2009, the Company entered into similar foreign currency forward contracts with the Bank.  These contracts effectively fixed the exchange rate on the first $350,000CDN of first quarter 2010 monthly expenses at approximately .785.  The pounds sterling contracts effectively fix the exchange rate on the first £100,000 of first quarter 2010 quarterly expenses at approximately 1.39.

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

The fair value of the Company’s derivative instruments was as follows:

	Balance	Fair value at
	Sheet	December 31, 2011	December 31, 2010
	Location
Derivatives designated as hedging instruments	Current assets	$-	$17,000
Derivatives designated as hedging instruments	Current liabilities	$(46,000)	$-

All of the fair value of the Company’s derivative instruments at December 31, 2011 is expected to be reclassified against earnings during 2012.

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain reclassified from accumulated other comprehensive income to the statement of operations

		Year ended December 31,
	Location of gain
Derivatives fair value hedging	recognized in
relationships	operations	2011	2010	2009

Foreign exchange contracts	Reduction of operating expenses	$(8,000)	$$273,000	$430,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Amount of gain recognized in comprehensive income
	Year ended December 31,
	2011	2010	2009

Accumulated other comprehensive income - derivatives, beginning	$11,000	$128,000	$73,000
Amount of loss (gain) recognized in statement of
operations, net of tax	5,000	(175,000)	(275,000)
Net change in fair value of derivative instruments	(62,000)	58,000	330,000
Accumulated other comprehensive (loss) income - derivatives, ending	$(46,000)	11,000	$128,000

Note Q – Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.

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

In May 2011, PT and Tekelec agreed to voluntarily dismiss all of the claims and defenses against each other, without prejudice.  By Stipulation dated May 4, 2011, the litigation was dismissed without prejudice.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, service providers and business partners.  Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities.  The fair value of the indemnifications that the Company issued during 2011 was not material to the Company’s financial position, results of operations or cash flows.

Note R – Restructuring Charges

Restructuring charges amounted to $253,000, $1,176,000 and $626,000 in 2011, 2010 and 2009, respectively.  Restructuring charges in 2011 relate to two actions.

In December 2010, the Company announced an expense reduction action which is being implemented during the first and second quarters 2011.  The program includes the elimination of 22 positions, which represents 12% of the Company’s workforce.  In addition, in connection with this action, the Company’s San Luis Obispo, California engineering center was closed with those hardware engineering functions assumed by the Company’s engineering staff in Rochester.  Restructuring charges associated with this action totaled $245,000 and $905,000 in 2011 and 2010, respectively.  This action is now complete.  The charges resulting from this action were employee severance and related costs, rental and lease termination expenses, moving costs and write-downs of equipment.  Cash expenditures incurred in relation to this action totaled $1,123,000 and $0 in 2011 and 2010, respectively.

In December 2009, the Company announced its decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of PT’s products.  This action was implemented throughout 2010 and completed early in 2011.  This action was undertaken in order to reduce the Company’s future capital expenditure requirements and make product costs more predictable.    In connection with this decision, the Company reduced its Rochester workforce by fourteen employees.  Restructuring charges associated with this action totaled $8,000 and $271,000 in 2011 and 2010, respectively, and consisted of severance charges totaling $217,000 and impairment charges against idled manufacturing equipment of $62,000.  Of the total restructuring charges, $217,000 represents cash charges, of which $27,000 was paid in 2011 and $190,000 was paid in 2010.

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

A summary of the activity with respect to restructuring charges is as follows:

			Lease
	Number of	Severance	commitments
	employees	Reserve	and other	Total
Balance at January 1, 2009	-	$-	$-	$-
2009 restructuring charges	28	626,000	-	626,000
2009 utilization	(28)	(626,000)	-	(626,000)
Balance at December 31, 2009	-	-	-	-
2010 restructuring charges	36	1,114,000	62,000	1,176,000
2010 utilization	(13)	(190,000)	(62,000)	(252,000)
Balance at December 31, 2010	23	924,000	-	924,000
2011 restructuring charges	2	141,000	112,000	253,000
2011 utilization	(25)	(1,065,000)	(109,000)	(1,174,000)
Balance at December 31, 2011	-	$-	$3,000	$3,000

Note S – Product Revenue

The following table represents the Company's total sales for 2011, 2010 and 2009 classified by product category:

	2011	2010	2009
Telecommunications	$27,568,000	$22,599,000	$24,174,000
Military, aerospace and government systems	8,608,000	5,347,000	5,317,000
Total	$36,176,000	$27,946,000	$29,491,000

Note T – Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following:

	At December 31,
	2011	2010
Unrealized (loss) gain on foreign currency hedge contracts	$(46,000)	$11,000
Unrealized (loss) on available-for-sale investments	(72,000)	-
Total accumulated other comprehensive income	$(118,000)	$11,000

Note U – Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2011 and 2010:

	2011
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$9,672	$8,453	$9,000	$9,051
Software capitalization write-off				175
Gross profit	4,493	3,667	4,546	4,710
Restructuring charges	122	60	71
Stock compensation expense	89	79	66	71
Litigation expense	347	69	12
Impairment charge - vendor software			400
(Loss) income from operations	(1,224)	(537)	(84)	506
Net (loss) income	$(1,098)	$(452)	$(86)	$473
Basic (loss) income per share	$(0.10)	$(0.04)	$(0.01)	$0.04
Diluted income per share				$0.04

	2010
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$7,355	$7,449	$6,307	$6,835
Software capitalization write-off				604
Gross profit	3,898	3,279	2,506	2,101
Restructuring charges	63	64	69	980
Stock compensation expense	158	129	71	88
Litigation expenses	150	150	563	339
Loss from operations	(1,836)	(2,075)	(3,027)	(4,402)
Net loss	$(1,900)	$(1,960)	$(2,929)	$(4,388)
Basic loss per share	$(0.17)	$(0.18)	$(0.26)	$(0.39)

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, according to the criteria.

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

  Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B - Other Information

None.

PART III

Except as provided in Item 12 below, the information required by Part III, Items 10 – 14, is omitted from this Report and will be presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 24, 2012, which information included therein is incorporated herein by reference.

ITEM 10 - Directors, Executive Officers and Corporate Governance

The sections entitled “Corporate Governance,” “Section 16(a) Beneficial Ownership Compliance Reporting,” “Election of Directors” and “Executive Officers” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2012, sets forth certain information with respect to the directors, executive officers and corporate governance of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The sections entitled "Executive Compensation" and “Compensation Committee Report” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2012, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2012, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In May 2001, the stockholders approved the 2001 Stock Option Plan.  The 2001 Stock Option Plan expired during 2011.  In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan.

The following table provides certain information regarding the Company’s equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column a)

Plan Category
Equity compensation plans approved by security holders	1,688,383	$3.75	621,638

Equity compensation plans not
approved by security holders
Total	1,688,383	$3.75	621,638

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships, Related Transactions and Director Independence

The sections entitled "Certain Relationships and Transactions" and “Corporate Governance” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2012, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers, as well as director independence, and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2012, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(1)   Financial Statements

The financial statements filed as part of this report are included in the response to Item 8 of Part II of this Form 10-K.

(2)  Financial Statement Schedules

            Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at beginning of period	Additions Charged (credited) to earnings	Deductions Amounts written off (recoveries)	Balance at end of period

Year End December 31, 2011
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$250,000	$75,000	$5,000	$320,000

Year End December 31, 2010
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$160,000	$91,000	$1,000	$250,000

Year End December 31, 2009
Deducted in the Consolidated Balance Sheet from Accounts Receivable
Allowance for doubtful accounts	$410,000	$(226,000)	$24,000	$160,000

Valuation Allowance for Deferred Tax Assets

		Additions Charged to earnings	Deductions Amounts written off (recoveries)	Balance at end of period
	Balance at beginning of period

Year End December 31, 2011
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$10,244,000	$876,000	$-	$11,120,000

Year End December 31, 2010
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$6,222,000	$4,022,000	$-	$10,244,000

Year End December 31, 2009
Deducted in the Consolidated Balance Sheet from Deferred Tax Assets
Valuation Allowance for Deferred Tax Assets	$460,000	$6,147,000	$385,000	$6,222,000

There were no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)               Exhibits

Exhibit	Ref.
Number	Number	Description
2.1	(1)	Asset Sale Agreement between Registrant and GENBAND dated as of January 11, 2011
2.2	(2)	Intellectual Property License Agreement between Registrant and GENBAND dated as of January 11, 2011
3.1	(3)	Restated Certificate of Incorporation
3.2	(4)	Certificate of Amendment
3.3	(3)	Amended By-laws
3.3	(8)	Amendment to By-laws
4.1	(3)	Form of Common Stock Certificate
4.5	(5)	Rights Agreement
4.7	(7)	2003 Omnibus Incentive Plan
10.16	(3)	License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992
10.30	(3)	Form of Stock Option Agreement
10.33a	(6)	Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC
10.33b	(6)	First Amendment to Lease dated as of July 19, 2001 between the Registrant and Christa PT, LLC
10.33c	(6)	Second Amendment to Lease dated as of July 31, 2001 between the Registrant and Christa PT, LLC
21.1	(*)	List of Subsidiaries
31.1	(*)	Certification of Chief Executive Officer
31.2	(*)	Certification of Chief Financial Officer
32.1	(*)	Section 1350 Certification

__________________________________________________________________________________

(*)     Filed herewith

(1)     Incorporated by reference to the Registrant's amended Annual Report on Form 10-K/A as filed on December 29, 2011.

(2)     Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 1, 2011.

(3)     Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).

(4)     Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on March 30, 2000.

(5)     Incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A12G filed November 8, 2000 (Registration No. 000-27460).

(6)     Incorporated by reference to Exhibits 10.33(a)-(c) of the Quarterly Report on Form 10-Q filed on August 14, 2001.

(7)     Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on April 30, 2003.

(8)     Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed December 28, 2007.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              Performance Technologies, Incorporated

Date:  March 6, 2012                                                            By:/s/  John M. Slusser

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

            Signature                                   Title                                           Date

/s/John M. Slusser                 Chairman of the Board,                     March 6, 2012

John M. Slusser                          President, Chief Executive

                                                   Officer (Principal Executive

                                                   Officer)

/s/Dorrance W. Lamb           Senior Vice President and                 March 6, 2012

Dorrance W. Lamb                     Chief Financial Officer (Principal

                                                    Financial and Accounting

                                                    Officer)

/s/Dennis C. Connors             Director                                           March 6, 2012

Dennis C. Connors

/s/Charles E. Maginness       Director                                          March 6, 2012

Charles E. Maginness

/s/Stuart B. Meisenzahl       Director                                           March 6, 2012

Stuart B. Meisenzahl

/s/Robert L. Tillman             Director                                           March 6, 2012

Robert L. Tillman

Index of Exhibits

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

Date: March 6, 2012                                                             By:/s/    John M. Slusser

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

Date: March 6, 2012                                                             By:/s/    Dorrance W. Lamb

                                                                                                        Dorrance W. Lamb

                                                                                                        Chief Financial Officer

                                                                                                            Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the Annual Report on Form 10-K for the year ended December 31, 2011 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date:  March 6, 2012                                                       By:/s/   John M. Slusser

                                                                                                  John M. Slusser

                                                                                                  President and Chief Executive Officer

Date:  March 6, 2012                                                       By:/s/   Dorrance W. Lamb

                                                                                                  Dorrance W. Lamb

                                                                                                  Senior Vice President and

                                                                                                  Chief Financial Officer