Form 10-Q
period 2012-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2012-05-10
CIK 1003950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2012
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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of April 30, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	March 31,	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$7,374,000	$9,641,000
Investments	5,604,000	2,798,000
Accounts receivable, net	6,245,000	5,622,000
Inventories, net	4,897,000	5,421,000
Prepaid expenses and other assets	1,177,000	1,155,000
Prepaid income taxes	95,000	67,000
Total current assets	25,392,000	24,704,000

Investments	2,568,000	3,362,000
Property, equipment and improvements, net	1,758,000	1,891,000
Software development costs, net	4,092,000	3,932,000
Purchased intangible assets, net	4,368,000	4,390,000
Total assets	$38,178,000	$38,279,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,213,000	$1,015,000
Accrued expenses	1,432,000	1,547,000
Deferred revenue	3,182,000	2,808,000
Fair value of foreign currency hedge contracts	9,000	46,000
Other payable		999,000
Total current liabilities	5,836,000	6,415,000
Deferred income taxes	90,000	83,000
Total liabilities	5,926,000	6,498,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,413,000	17,347,000
Retained earnings	24,526,000	24,237,000
Accumulated other comprehensive loss	(2,000)	(118,000)
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	32,252,000	31,781,000
Total liabilities and stockholders' equity	$38,178,000	$38,279,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Sales	$8,356,000	$9,672,000
Cost of goods sold	3,797,000	5,179,000
Gross profit	4,559,000	4,493,000

Operating expenses:
Selling and marketing	1,514,000	1,923,000
Research and development	1,622,000	2,180,000
General and administrative	1,125,000	1,492,000
Restructuring charges		122,000
Total operating expenses	4,261,000	5,717,000
Income (loss) from operations	298,000	(1,224,000)

Other (expense) income, net	(30,000)	75,000
Income (loss) before income taxes	268,000	(1,149,000)

Income tax benefit	(21,000)	(51,000)
Net income (loss)	$289,000	$(1,098,000)

Basic income (loss) per share	$0.03	$(0.10)
Diluted income per share	$0.03

Weighted average number of common shares used in
basic and diluted income (loss) per share	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$289,000	$(1,098,000)
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on foreign currency hedge contracts	37,000	11,000
Change in unrealized (loss) gain on available-for-sale investments	79,000
Other comprehensive income	116,000	11,000
Comprehensive income (loss)	$405,000	$(1,087,000)

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,

	2012	2011
Cash flows from operating activities:
Net income (loss)	$289,000	$(1,098,000)
Non-cash adjustments:
Depreciation and amortization	687,000	781,000
Amortization of purchased intangible assets	279,000	253,000
Stock-based compensation expense	67,000	89,000
Revenue from non-monetary exchange	(257,000)
Deferred income taxes	7,000
Loss on disposal of equipment		5,000
Changes in operating assets and liabilities:
Accounts receivable	(623,000)	(2,764,000)
Inventories	524,000	202,000
Prepaid expenses and other assets	(22,000)	(118,000)
Accounts payable and accrued expenses	83,000	(1,943,000)
Deferred revenue	374,000	1,303,000
Income taxes payable and prepaid income taxes	(28,000)	(73,000)
Net cash provided (used) by operating activities	1,380,000	(3,363,000)

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets		(4,377,000)
Purchases of property, equipment and improvements	(50,000)	(91,000)
Payment to Genband	(1,000,000)
Capitalized software development costs	(560,000)	(601,000)
Purchases of investments	(2,037,000)
Proceeds from sales and maturities of investments		720,000
Net cash used by investing activities	(3,647,000)	(4,349,000)

Net decrease in cash and cash equivalents	(2,267,000)	(7,712,000)
Cash and cash equivalents at beginning of period	9,641,000	12,796,000
Cash and cash equivalents at end of period	$7,374,000	$5,084,000

Supplemental Disclosure of Cash Flow Information:
Software acquired in non-monetary exchange	$257,000
Other payable incurred for the purchase of assets		$973,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note A – Basis of Presentation and Changes in Significant Accounting Policies

The interim unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (collectively “PT” or “the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results for the interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2011, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Our preparation of the interim unaudited Consolidated Financial Statements’ of PT requires us to make estimates and assumptions that affect the amounts in those financial statements and accompanying notes.  Actual results could differ from these estimates.

Recent Accounting Pronouncements

Comprehensive Income:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance became effective as of January 1, 2012 for the Company.  The guidance requires changes in financial statement presentation only and has no impact on the Company's financial position or results of operations.  The Company has chosen the two-statement approach, and the Statement of Comprehensive Income is presented on page 5.

Fair Value Measurement and Disclosures:

In May 2011, the FASB issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The Company has adopted this guidance as of January 1, 2012.

Note B – Investments

Investments are stated at fair value and consisted of the following:

	March 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Corporate bonds	$5,262,000	$5,268,000	$4,328,000	$4,260,000
Municipal bonds	1,503,000	1,504,000	504,000	500,000
Guaranteed investment certificates	1,400,000	1,400,000	1,400,000	1,400,000
Total investments	8,165,000	8,172,000	6,232,000	6,160,000
Less-current investments	(2,570,000)	(2,568,000)	(2,849,000)	(2,798,000)
Non-current investments	$5,595,000	$5,604,000	$3,383,000	$3,362,000

The Company’s bond investments have a cumulative par value of $6,601,000 at March 31, 2012.

Note C – Inventories, net

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011
Purchased parts and components	$2,062,000	$2,036,000
Work in process and purchased assemblies	1,785,000	2,015,000
Finished goods	1,050,000	1,370,000
Net	$4,897,000	$5,421,000

Note D –  Software Development Costs

Software development costs consisted of the following:

	March 31,	December 31,
	2012	2011
Capitalized software development costs	$22,715,000	$22,155,000
Less: accumulated amortization	(18,623,000)	(18,223,000)
Net	$4,092,000	$3,932,000

Amortization of software development costs included in cost of goods sold was $400,000 and $543,000 in the first quarter 2012 and 2011, respectively.

Note E –  Purchased Intangible Assets

Purchased intangible assets consisted of the following:

	March 31,	December 31,
	2012	2011
Purchased developed technologies	$5,352,000	$5,095,000
Support contracts	420,000	420,000
Total	5,772,000	5,515,000
Less-accumulated amortization	(1,404,000)	(1,125,000)
Net purchased intangible assets	'$ 4,368,000	$4,390,000

Amortization of purchased intangible assets included in cost of goods sold was $279,000 and $254,000 in the first quarter 2012 and 2011, respectively.

Note F – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products.  The warranty period for PT’s products is generally one year.  The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale.  Future warranty costs are estimated based on product-based historical performance rates and related costs to repair.  Changes in accrued warranty obligations for the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Accrued warranty obligations, January 1	$92,000	$156,000
Actual warranty experience	(14,000)	(62,000)
Net warranty provision	14,000	45,000
Accrued warranty obligations, March 31	$92,000	$139,000

Note G – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share calculations reflects the assumed exercise and conversion of dilutive stock options, if any, using the treasury stock method. There were no dilutive options considered in the first quarter 2012.

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations.  PT’s risk management program is designed to reduce the exposure and volatility arising from this risk.  At March 31, 2012, the Company had contracts in place to hedge approximately 60% of its estimated Canadian foreign currency risk for the following three months.  The Company did not have foreign currency hedge contracts in place at March 31, 2011.

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

The fair value of the Company’s derivative instruments consisted of the following:

	Balance	Fair value at
	Sheet	March 31,	December 31,
	Location	2012	2011
Derivatives designated as hedging instruments	Current liabilities	$(9,000)	$(46,000)

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain reclassified from accumulated other comprehensive income to the statement of operations
	Location
	of gain	Three Months Ended
	recognized in	March 31,
Derivatives in fair value hedging relationships	operations	2012	2011
Foreign exchange contracts	Operating expenses	$(12,000)	$20,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended March31,
	2012	2011
Accumulated other comprehensive income, January 1	$(46,000)	$11,000
Amount of loss (gain) recognized in statement of operations,
net of tax	12,000	(13,000)
Net change in fair value of derivative instruments	25,000	2,000
Accumulated other comprehensive income, March 31	$(9,000)	$-

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2012	2011
Unrealized loss on foreign currency hedge contracts	$(9,000)	$(46,000)
Unrealized gain (loss) on available-for-sale investments	7,000	(72,000)
Net	$(2,000)	$(118,000)

An out-of-period charge amounting to $63,000 was made to other (expense) income during the three months ended March 31, 2012 to adjust the recorded balance of unrealized gain (loss) on available-for-sale securities. This adjustment did not have a material impact on our consolidated financial statements for the quarter ended March 31, 2012 or for any of the periods in 2011.

Note J – Non-Monetary Exchange

During the three months ended March 31, 2012, PT sold equipment and software valued at $257,000 to a third party in exchange for a software license and marketing rights to a software application.  The assets received in exchange have been classified as purchased intangible assets and are being amortized over three years.

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

The Company’s assets measured at fair value on a recurring basis at March 31, 2012, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,268,000	$2,904,000	$-
Total assets measured at fair value	$5,268,000	$2,904,000	$-

Liabilities:
Foreign currency hedge contracts	$-	$9,000	$-
Total liabilities measured at fair value	$-	$9,000	$-

The Company’s assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$4,260,000	$1,900,000	$-
Total assets measured at fair value	$4,260,000	$1,900,000	$-

Liabilities:
Foreign currency hedge contracts	$-	$46,000	$-
Total liabilities measured at fair value	$-	$46,000	$-

There were no transfers into or out of Level 1, Level 2 or Level 3.

Foreign currency forward contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value of the Company's investments in municipal bonds and bank guaranteed investment contracts is measured using Level 2 inputs. For these investments, fair value is not materially different than amortized cost.

Note L – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan.  The 2001 Plan expired during 2011 and during the first quarter 2012, the Company’s Board of Directors approved the establishment of the 2012 Omnibus Incentive Plan, subject to stockholder approval.  If approved by PT’s stockholders, the 2012 Omnibus Incentive Plan will provide for an additional 1,500,000 shares to be available for future grants of equity-based incentive awards to selected employees, directors and consultants.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model.  The table below summarizes the impact of outstanding stock options on the results of operations for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011

Stock-based compensation expense – stock options	$67,000	$89,000
Income tax benefit	-	-
Decrease in net income / increase in net loss	$67,000	$89,000

Per share
Basic	$0.01	$0.01

The following table summarizes stock option activity for the first quarter 2012:

		Weighted
		Average
	Number	Exercise
	of shares	Price
Outstanding at January 1, 2012	1,688,383	$ 3.75
Granted	346,000	1.87
Exercised	-	-
Expired	(15,000)	5.82
Outstanding at March 31, 2012	2,019,383	3.41

Exercisable at March 31, 2012	1,133,058	$ 4.37

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method.  At March 31, 2012, PT had approximately $390,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.2 years.

Note M – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT's estimated effective annual tax rate was -8% for the three months ended March 31, 2012 and does not include any material discrete items.  The estimated effective annual tax rate used for the three months ended March 31, 2011 was 5% and did not include any material discrete items.  The change in the effective annual tax rate is due to greater expected refundable Canadian provincial tax credits.

The Company had no balance in unrecognized tax benefits at either March 31, 2012 or December 31, 2011.

At March 31, 2012, the Company had gross deferred income tax assets totaling approximately $13,800,000, against substantially all of which the Company has recorded a valuation allowance.  At December 31, 2011, the Company had gross deferred income tax assets totaling approximately $13,900,000, against substantially all of which the Company has recorded a valuation allowance.

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

For arrangements with multiple deliverables, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method, using a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. Our multiple deliverable arrangements generally include a combination of our telecommunications hardware and software products, services including installation and training, and support services.  These arrangements typically have both software and non-software components that function together to deliver the product’s essential functionality. Our arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates its uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.  At March 31, 2012, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $23 million in order to fully realize the value of the Company's deferred tax assets. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its U.S. deferred tax assets.

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

PT is a global supplier of advanced network communications solutions to service providers, government, and OEM markets.  The industry-leading Monterey 8000™  MicroTCA and IPnexus® Platforms anchor a growing portfolio of PT solutions. OEMs and application developers, including PT itself, leverage the robust carrier grade Linux® development environment and rich suite of communications protocols (PT’s NexusWare®) of our Application-Ready Platforms as a cornerstone component of their end product value proposition. PT’s SEGway™  Signaling Solutions provide affordable, high density signaling, advanced routing for LTE and IMS applications, IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence, as well as features such as Number Portability and SMS Spam Defense. The Company’s Xpress™  NGN applications enable evolving Mobile 2.0, Multi-media, and IMS-based revenue-generating services.

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

Strategy

PT’s strategy is to maximize the value proposition of our products by leveraging its field-proven systems, software and hardware technologies.  Management believes the tightly integrated combination of these technologies provides considerable benefits to PT’s customers including a compelling return-on-investment proposition, significant development risk mitigation and a substantially accelerated time-to-market opportunity.

Management is focused on building on the momentum generated in 2011 and will continue to concentrate on the four network communications-focused initiatives established in 2010 to construct a solid foundation for long-term growth.  These initiatives include further strengthening our SEGway Signaling Systems product line, continued evolution and enhancement of our open-standards based Application-Ready Platforms for mission critical communications applications, intensifying our market diversification efforts in government systems markets, and identifying forward-looking network communications growth opportunities, such as our Xpress portfolio of SIP-based applications and enabling infrastructure, that we can pursue with our own end product solutions.  For more information regarding these initiatives, see ITEM 1 Business – Strategy in our Annual Report on Form 10-K  for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

While our SEGway signaling product portfolio generates strong customer interest on a global basis, management believes that the Company’s relative size and financial resources have constrained our ability to more deeply penetrate the service provider market.  During 2011, management shifted the Company’s signaling sales and marketing strategy to become more heavily focused on working with large channel partners as our primary vehicle to expand our global and emerging market reach. In January 2011, GENBAND became a major signaling channel partner and during the third quarter 2011, Kapsch CarrierCom AG was added as a signaling channel partner.  We also continue to work closely under our established relationship with Alcatel-Lucent as another major channel partner for our signaling products.  The advantages of the channel partner strategy include the validation of our products by these large, creditable resellers, access to their customer base including much larger service providers than we are generally able to engage with and significant expansion of the global reach for our products through their direct sales organizations.  The notable disadvantages of this strategy are the lack of direct customer account control and visibility on closing sales transactions.

In an effort to substantially reduce our operating expenses, during the first quarter 2011, management consolidated the Company’s San Luis Obispo, California engineering operation with its Rochester, New York engineering group and also reduced its sales and marketing staff.  Management believes that while it was necessary to make these reductions for financial reasons, the significant strategic investments made during 2010 were important in underpinning a solid foundation for long-term future growth.

There are identifiable risks associated with PT’s strategy in the current economic climate.  While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers are very sluggish; the total available market for traditional SS7-based signaling products is declining and the market for SIP-based next-generation network products is not yet growing as rapidly as anticipated.  Despite the current economic climate, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability is improving because expenses have been better aligned with projected revenues and our new channel partners are engaged in selling our products.

Financial Overview

Revenue:

Revenue in the first quarter 2012 amounted to $8.4 million, compared to $9.7 million in the first quarter 2011.  The decrease in revenue in the first quarter 2012 was primarily attributable to the non-recurrence of a significant 2011 shipment to a government systems customer, and a decrease in sales to PT’s traditionally largest customer as they begin to transition away from using PT’s IPnexus platforms in some of their products, partially offset by a significant increase in sales to our channel partners.  Shipments to customers outside of the United States represented 53% of sales in the first quarter of both 2012 and 2011.

Net Income (loss):

Net income in the first quarter 2012 amounted to $.3 million, or $.03 per diluted share, including stock-based compensation expense of $.1 million, or $.01 per share and amortization of purchased intangible assets of $.3 million, or $.03 per share, based on 11.1 million shares outstanding.  PT incurred a net loss in the first quarter 2011 in the amount of ($1.1 million), or ($.10) per basic share, including a restructuring charge of $.1 million, or $.01 per share, and stock-based compensation expense of $.1 million, or $.01 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $15.5 million and $15.8 million at March 31, 2012 and December 31, 2011, respectively.  The Company had no long-term debt at either date.  In the first quarter 2012, the Company made the final payment of $1.0 million relating to its 2011 agreement to acquire equipment, inventory and intellectual property including signaling software products from GENBAND.

Accounts receivable at March 31, 2012 amounted to $6.2 million, compared to $5.6 million at the end of 2011.  The higher level of accounts receivable is primarily related to increased sales occurring during the latter part of the first quarter and longer payment cycles for certain overseas customers.

Inventories decreased by $.5 million, to $4.9 million at March 31, 2012, from December 31, 2011.  The decrease in inventory is primarily attributable to the Company’s ongoing efforts to manage inventory levels and work down the inventory build-up during the transition to outsourcing the manufacture of our printed circuit boards to a contract manufacturer during 2010.

Cash provided by operating activities amounted to $1.4 million in the three months ended March 31, 2012, as compared to cash used in operating activities of $3.4 million in the three months ended March 31, 2011.  The large swing in cash provided by (used) in operating activities was due to net income in 2012 as compared to a loss in the first quarter 2011, a significantly smaller increase in accounts receivable in 2012 as compared with 2011, and a $.5 million increase in accounts payable, accrued expenses and deferred revenue in 2012, as compared to a $.6 million decrease in the corresponding accounts in 2011.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers.  The economy appears to be continuing an uneven recovery around the world and current business conditions continue to remain very challenging in the telecommunications equipment market. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers.  Telecommunications market revenues derived from our Monterey and IPnexus Application-Ready Platforms depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure.  The new norm in this OEM business appears to be that OEM customers place orders for product only when they have orders in hand from their customers and expect almost immediate delivery. Revenue from our OEM customers declined by $1.7 million year-over-year during the first quarter.  The most significant driver of this decline was lower shipments to our traditionally largest customer, which decreased by $1.0 million year-over-year, as they begin to transition away from using PT’s IPnexus platforms in some of their products. Telecommunications market revenues generated from Service Providers result from investments necessary to support existing and evolving service demands such as the ongoing worldwide growth in text messaging and the transition to Internet-based communications networks.  Revenues from service providers increased by $1.9 million year-over-year during the first quarter, including a substantial increase in sales to our channel partners.  Due to government delays beyond PT’s or our customer’s control, a meaningful portion of the revenue associated with our signaling systems installation in Nigeria remains unrecognized.  PT expects to complete that installation and recognize revenue later in 2012 or in early 2013.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities.  The timing of government-funded network infrastructure and military related expenditures remains for the most part unpredictable. Sales into this market decreased by $1.7 million year-over-year during the first quarter 2012, as a $1.6 million shipment in the first quarter 2011 did not recur.  Our Xpress product line continues to generate interest from both telecommunications and government customers but meaningful orders have yet to occur.  The program with a government customer to demonstrate the Xpress products’ capabilities in a communications cost reduction program continues to move forward.  During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders.   Forward-looking visibility on customer orders continues to be at low levels.

During the first quarter 2012, the economic climate continued to be challenging and uneven, causing customers to carefully consider investments in their network infrastructure.  PT’s sales declined from $9.7 million in the first quarter 2011 to $8.4 million in the first quarter 2012.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2012, Compared with the

Three Months Ended March 31, 2011

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Sales	100.0%	100.0%
Cost of goods sold	45.4	53.6
Gross profit	54.6	46.4

Operating expenses:
Selling and marketing	18.1	19.9
Research and development	19.4	22.5
General and administrative	13.5	15.4
Restructuring charges		1.3
Total operating expenses	51.0	59.1
Income (loss) from operations	3.6	(12.7)

Other (expense) income, net	(.4)	.8
Income (loss) before income taxes	3.2	(11.9)
Income tax benefit	(.3)	(.5)
Net income (loss)	3.5%	(11.4)%

Sales. Total revenue for the first quarter 2012 amounted to $8.4 million, compared to $9.7 million for the corresponding quarter in 2011. The decrease in revenue in the first quarter 2012 was due to a $1.0 million decrease in shipments to PT's traditionally largest customer and the non-recurrence of a $1.6 million order shipped to a government systems customer in the first quarter 2011, offset partially by a $1.1 million increase in sales to one channel partner. In the first quarter 2012, PT’s four largest customers represented 48% of sales, compared to 52% of sales in the first quarter 2011.

Shipments to customers outside of the United States represented 53% of PT’s sales during the first quarter of both 2012 and 2011.  Total shipments to customers in the United Kingdom represented 17% of sales in the first quarter 2012, compared to 25% of sales in the first quarter 2011.  One U.K. customer represented 16% and 24% of sales in the first quarter 2012 and 2011, respectively.

Management is focused on selling PT’s products into two primary vertical markets within one segment, communications.  Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Telecommunications	85%	70%
Military, aerospace and government systems	15%	30%
	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $7.1 million and $6.8 million in the first quarter 2012 and 2011, respectively. This increase of $.3 million, or 4%, was largely due to an increase in signaling shipments, including a $1.1 million increase in sales to one channel partner, offset by a $1.0 million decrease in shipments to the Company’s traditionally largest customer.

Military, Aerospace and Government Systems market:

Our Government Systems group continues to work with numerous prime contractors to incorporate PT’s COTS-based, application ready systems into specific programs and projects requiring enhanced communications capabilities.

Military, aerospace and government systems products revenue amounted to $1.2 million and $2.9 million in the first quarter 2012 and 2011, respectively. This decrease of $1.7 million, or 59%, was primarily attributable to a $1.6 million order shipped to one government systems customer in the first quarter 2011, which did not recur in 2012.

Gross profit.  Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, amortization of purchased intangible assets, and expenses associated with engineering contracts and the technical support function.  Gross profit and gross margin percentage amounted to $4.6 million and 54.6% of sales in the first quarter 2012, compared to $4.5 million and 46.4% of sales for the first quarter 2011.  The significant improvement in gross margin percentage was primarily attributable to a substantially more favorable sales mix, slightly lower manufacturing costs and a decreased level of amortization expenses associated with capitalized software development costs and purchased intangible assets.

Total Operating Expenses.  Total operating expenses amounted to $4.2 million in the first quarter 2012, as compared to $5.7 million in the first quarter 2011.

Selling and marketing expenses were $1.5 million and $1.9 million for the first quarter 2012 and 2011, respectively.  The decrease of $.4 million, or 21%, primarily relates to a reduction in sales and marketing headcount and lower sales commissions.

Research and development expenses were $1.6 million and $2.2 million in the first quarter 2012 and 2011, respectively. PT capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses.  Amounts capitalized were $.6 million during the first quarter of both 2012 and 2011.  Gross expenditures amounted to $2.2 million and $2.8 million in the first quarter 2012 and 2011, respectively.  The decrease in research and development expenses is due primarily to the closure of the Company’s San Luis Obispo, California engineering center, which was completed in the second quarter 2011.

General and administrative expenses were $1.1 million and $1.5 million in the first quarter 2012 and 2011, respectively.  This decrease of $.4 million, or 27%, primarily relates to significant litigation expenses incurred in the first quarter 2011.  The litigation for which these expenses were incurred was ended in May 2011 when the parties voluntarily agreed to dismiss all of their respective claims and defenses without prejudice.

Restructuring expenses associated with the closure of the Company’s San Luis Obispo, California engineering center were $.1 million in the first quarter of 2011.

Other (expense) income, net. Other income consists primarily of interest income.  PT’s funds continue to be invested in high-quality corporate and government bonds, and guaranteed investment contracts and money market funds.  Other expense, net, amounted to $.03 million for the first quarter 2012, while other income, net, amounted to $.07 million for the first quarter 2011.  Other (expense) income includes a $.06 million out-of-period charge to adjust the recorded balance of accumulated other comprehensive income.

Income taxes.  The Company’s effective income tax rates differ from the statutory rates primarily due to a full valuation allowance provided against its U.S. deferred tax assets, income taxes on foreign income and refundable income tax credits that differ from the U.S. income tax rate, and permanent income tax differences including Canadian research activities.

PT’s income tax benefit for the first quarter 2012 amounted to $.02 million, compared to a benefit of $.05 million for the first quarter 2011.  For the first quarter 2012, PT’s annual estimated effective income tax rate is -8%, as compared to an estimated effective income tax rate of 5% for the first quarter 2011.  The expected annual effective income tax rate in the first quarter 2012 is different than in the corresponding quarter in 2011 primarily due to increased refundable Canadian provincial tax credits the Company expects to receive for 2012 and a change in the Company’s projected profitability for the full year.

Liquidity and Capital Resources

PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $15.5 million at March 31, 2012 and $15.8 million at December 31, 2011.  The Company had working capital of $19.6 million and $18.3 million at March 31, 2012 and December 31, 2011, respectively.  The decrease in cash, cash equivalents and long-term investments during the first quarter 2011 was primarily due to the Company’s final payment of $1.0 million to GENBAND in connection with the Company’s 2011 purchase of equipment, inventory and intellectual property including signaling software products, and the Company’s investment of $.6 million in capitalized software projects, offset partially by net cash provided by operations.

For the first quarter 2012, cash provided by operating activities amounted to $1.4 million.  This amount included net income of $.3 million, depreciation and amortization charges of $.7 million, amortization of purchased intangible assets of $.3 million, and stock-based compensation expense of $.1 million.  Changes in operating assets and liabilities included an increase of accounts receivable of $.8 million, a decrease in inventories of $.5 million and the net change in accounts payable, accrued expenses and deferred revenue totaling $.4 million.  The increase in accounts receivable was primarily due to the higher level of sales in March 2012, compared to December 2011.

Cash used by investing activities during the first quarter 2012 totaled $3.6 million including the final payment for the purchase of assets from GENBAND which amounted to $1.0 million, capitalized software development costs amounting to $.6 million, capital expenditures of $.1 million, and purchases of investments which totaled $2.0 million.

Off-Balance Sheet Arrangements:

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

The new lease is effective as of January 1, 2012 and has a sixty-six month term for approximately two-thirds of the space and a thirty-eight month term for the remaining space.  The initial rent payments for the new facility will total approximately $352,000 annually and will escalate by approximately 1.3% each year.  In addition, PT will be responsible for payment of the utilities, real estate taxes, insurance and maintenance on this property.

In addition, PT entered into a termination of lease agreement with the Landlord, also effective as of January 1, 2012, for its existing corporate headquarters facility.  This agreement waives PT’s remaining obligations for the payment of rent and real estate taxes through the expiration date of its current lease.

Current Position:

Assuming there is no significant change in the business, management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.

Recent Accounting Pronouncements

Comprehensive Income:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance became effective as of January 1, 2012 for the Company.  The guidance requires changes in financial statement presentation only and has no impact on the Company's financial position or results of operations.  The Company has chosen the two-statement approach, and the Statement of Comprehensive Income is presented on page 5.

Fair Value Measurement and Disclosures:

In May 2011, the FASB issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The Company has adopted this guidance as of January 1, 2012.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a "safe harbor" for forward-looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively "PT") include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as "believes," "expects," "anticipates," "projects," "foresees," "forecasts," "estimates" or other words or phrases of similar import. Words such as the "Company," "PT," "management," "we," "us," or "our," mean Performance Technologies, Incorporated and its subsidiaries. All statements herein that describe PT's business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed with the Securities and Exchange Commission.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal.  PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts.  The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars.  However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom.  Both the Canadian dollar and British Pound strengthened against the U.S. dollar during the first quarter 2012, resulting in higher levels of expense denominated in U.S. dollars.

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

PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS

10.33    Lease Agreement dated as of January 1, 2012 with HUB Properties Trust

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

May 10, 2012                                                    By: /s/  John M. Slusser

                                                                                    John M. Slusser

                                                                                    President and

                                                                                    Chief Executive Officer

May 10, 2012                                                    By: /s/  Dorrance W. Lamb

                                                                                    Dorrance W. Lamb

                                                                                    Senior Vice President and Chief Financial Officer