Form 10-Q/A
period 2012-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2012-05-11
CIK 1003950

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (Form 10-Q), as filed with the Securities and Exchange Commission (SEC) on May 10, 2012, is to furnish our Interactive Data Files (XBRL Exhibits) as Exhibit 101 which will permit them to be viewed on the SEC’s EDGAR website.

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

May 11, 2012                                                  by /s/ John M. Slusser

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