Form 10-Q
period 2012-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2012-08-07
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-27460

PERFORMANCE TECHNOLOGIES,
INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation) 140 Canal View Blvd., Rochester, New York (Address of principal executive offices)	16-1158413 (I.R.S. Employer Identification No.) 14623 (Zip Code)

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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of July 31, 2012.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$7,993,000	$9,641,000
Investments	5,536,000	2,798,000
Accounts receivable, net	4,303,000	5,622,000
Inventories, net	4,965,000	5,421,000
Prepaid expenses and other assets	1,016,000	1,155,000
Prepaid income taxes	151,000	67,000
Total current assets	23,964,000	24,704,000

Investments	2,489,000	3,362,000
Property, equipment and improvements, net	1,828,000	1,891,000
Software development costs, net	4,265,000	3,932,000
Purchased intangible assets, net	4,058,000	4,390,000
Total assets	$36,604,000	$38,279,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$913,000	$1,015,000
Accrued expenses	1,558,000	1,547,000
Deferred revenue	3,484,000	2,808,000
Fair value of foreign currency hedge contracts		46,000
Other payable		999,000
Total current liabilities	5,955,000	6,415,000
Deferred income taxes	89,000	83,000
Total liabilities	6,044,000	6,498,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares
authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,472,000	17,347,000
Retained earnings	22,772,000	24,237,000
Accumulated other comprehensive income (loss)	1,000	(118,000)
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	30,560,000	31,781,000
Total liabilities and stockholders' equity	$36,604,000	$38,279,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$5,018,000	$8,453,000	$13,374,000	$18,125,000
Cost of goods sold	2,944,000	4,786,000	6,741,000	9,965,000
Gross profit	2,074,000	3,667,000	6,633,000	8,160,000

Operating expenses:
Selling and marketing	1,381,000	1,458,000	2,895,000	3,381,000
Research and development	1,506,000	1,569,000	3,128,000	3,749,000
General and administrative	1,017,000	1,117,000	2,142,000	2,609,000
Restructuring charges		60,000		182,000
Total operating expenses	3,904,000	4,204,000	8,165,000	9,921,000
Loss from operations	(1,830,000)	(537,000)	(1,532,000)	(1,761,000)

Other income (expense), net	29,000	15,000	(1,000)	90,000
Loss before income taxes	(1,801,000)	(522,000)	(1,533,000)	(1,671,000)

Income tax benefit	(47,000)	(70,000)	(68,000)	(121,000)
Net loss	$(1,754,000)	$(452,000)	$(1,465,000)	$(1,550,000)

Basic loss per share	$(.16)	$(.04)	$(.13)	$(.14)

Weighted average number of
common shares used in basic
loss per share	11,116,397	11,116,397	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(1,754,000)	$(452,000)	$(1,465,000)	$(1,550,000)
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on foreign currency hedge contracts	9,000	(27,000)	46,000	(27,000)
Change in unrealized (loss) gain on available-for-sale investments	(6,000)	10,000	73,000	(1,000)
Other comprehensive income (loss)	3,000	(17,000)	119,000	(28,000)
Comprehensive loss	$(1,751,000)	$(469,000)	$(1,346,000)	$(1,578,000)

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,465,000)	$(1,550,000)
Non-cash adjustments:
Depreciation and amortization	1,329,000	1,384,000
Amortization of purchased intangible assets	589,000	532,000
Stock-based compensation expense	125,000	168,000
Revenue from non-monetary exchange	(257,000)
Loss on disposal of property, equipment and improvements		28,000
Realized loss on sale of investment		5,000
Non-cash interest expense	1,000	13,000
Deferred income taxes	6,000

Changes in operating assets and liabilities:
Accounts receivable	1,319,000	(93,000)
Inventories	456,000	1,242,000
Prepaid expenses and other assets	139,000	(573,000)
Accounts payable and accrued expenses	(91,000)	(2,728,000)
Deferred revenue	676,000	1,962,000
Income taxes payable and prepaid income taxes	(84,000)	(148,000)
Net cash provided by operating activities	2,743,000	242,000

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets		(4,377,000)
Purchases of property, equipment and improvements	(279,000)	(215,000)
Payment to Genband	(1,000,000)
Capitalized software development costs	(1,170,000)	(1,171,000)
Proceeds from sales and maturities of investments	1,053,000	3,943,000
Purchases of investments	(2,995,000)
Proceeds from sales of property, equipment and improvements		4,000
Net cash used by investing activities	(4,391,000)	(1,816,000)

Net decrease in cash and cash equivalents	(1,648,000)	(1,574,000)
Cash and cash equivalents at beginning of period	9,641,000	12,796,000
Cash and cash equivalents at end of period	$7,993,000	$11,222,000

Supplemental Disclosure of Cash Flow Information:
Other payable incurred for the purchase of assets		$986,000

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

Our preparation of the interim unaudited Consolidated Financial Statements of PT requires us to make estimates and assumptions that affect the amounts in those financial statements and accompanying notes. Actual results could differ from these estimates.

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

Note B – Investments

Investments are stated at fair value and consisted of the following:

	June 30, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
Corporate bonds	$5,822,000	$5,823,000	$4,328,000	$4,260,000
Municipal bonds	1,502,000	1,502,000	504,000	500,000
Guaranteed investment certificates	700,000	700,000	1,400,000	1,400,000
Total investments	8,024,000	8,025,000	6,232,000	6,160,000
Less: current investments	(5,531,000)	(5,536,000)	(2,849,000)	(2,798,000)
Non-current investments	$2,493,000	$2,489,000	$3,383,000	$3,362,000

The Company’s bond investments have a cumulative par value of $7,898,000 at June 30, 2012.

Note C – Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2012	2011
Purchased parts and components	$1,692,000	$2,036,000
Work in process and purchased assemblies	2,378,000	2,015,000
Finished goods	895,000	1,370,000
Net	$4,965,000	$5,421,000

Note D – Software Development Costs

Software development costs consisted of the following:

	June 30,	December 31,
	2012	2011
Capitalized software development costs	$23,325,000	$22,155,000
Less: accumulated amortization	(19,060,000)	(18,223,000)
Net	$4,265,000	$3,932,000

Amortization of software development costs included in cost of goods sold was $437,000 and $474,000 in the second quarter 2012 and 2011, respectively. Amortization of software development costs included in cost of goods sold was $837,000 and $1,018,000 for the six months ended June 30, 2012 and 2011, respectively.

Note E – Purchased Intangible Assets

Purchased intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
Purchased developed technologies	$5,352,000	$5,095,000
Support contracts	420,000	420,000
Total	5,772,000	5,515,000
Less: accumulated amortization	(1,714,000)	(1,125,000)
Net	$4,058,000	$4,390,000

Amortization of purchased intangible assets included in cost of goods sold totaled $310,000 and $279,000 in the second quarter 2012 and 2011, respectively. Amortization of purchased intangible assets included in cost of goods sold totaled $589,000 and $532,000 in the six months ended June 30, 2012 and 2011, respectively.

Note F – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for PT’s products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three and six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Accrued warranty obligations, January 1	$92,000	$156,000
Actual warranty experience	(14,000)	(62,000)
Warranty provisions	14,000	45,000
Accrued warranty obligations, March 31	92,000	139,000
Actual warranty experience	(20,000)	(22,000)
Warranty provisions	15,000	(23,000)
Accrued warranty obligations, June 30	$87,000	$94,000

Note G – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, if any, using the treasury stock method. Due to the net losses incurred in the second quarters and the six months ended June 30, 2012 and 2011, dilutive options were not considered for any period.  The weighted average number of excluded options totaled approximately 1,869,000 shares and 1,646,000 shares for the second quarter 2012 and 2011, respectively, and 1,888,000 shares and 1,651,000 shares for the six months ended June 30, 2012 and 2011, respectively.

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. PT’s risk management program is designed to reduce the exposure and volatility arising from this risk. During the quarter and six months ended June 30, 2012, the hedge contracts the Company had in place expired, and the Company no longer had foreign currency hedge contracts in place at June 30, 2012.

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

The fair value of the Company’s derivative instruments consisted of the following:

		Fair value at
	Balance sheet location	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Current liabilities	$-	$(46,000)

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) to the statement of operations
Derivatives fair value	Location of gain (loss) recognized in	Three Months Ended June 30,
hedging relationships	operations	2012	2011
Foreign exchange contracts	Operating expenses	$(15,000)	$-

		Six Months Ended June 30,
		2012	2011
Foreign exchange contracts	Operating expenses	$(27,000)	$20,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Accumulated other comprehensive (loss) income - derivative instruments, beginning	$(9,000)	$-	$(46,000)	$11,000
Amount of loss (gain) recognized in statement of operations, net of tax	15,000	-	27,000	(13,000)
Net change associated with current period hedging transactions, net of tax	(6,000)	10,000	-	10,000
Net change in fair value of derivative instruments	-	-	19,000	2,000
Accumulated other comprehensive income - derivative instruments, ending	$-	$10,000	$-	$10,000

Note I – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	June 30, 2012	December 31, 2011
Unrealized loss on foreign currency hedge contracts	$-	$(46,000)
Unrealized gain (loss) on available-for-sale investments	1,000	(72,000)
Net	$1,000	$(118,000)

An out-of-period charge amounting to $63,000 was made to other (expense) income during the three months ended March 31, 2012 to adjust the recorded balance of unrealized gain (loss) on available-for-sale securities. This adjustment did not have a material impact on our consolidated financial statements for the quarter ended March 31, 2012 or for any of the periods in 2011.

Note J – Fair Value Measurements

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

The Company’s assets measured at fair value on a recurring basis at June 30, 2012, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,823,000	$2,202,000	$—
Total assets measured at fair value	$5,823,000	$2,202,000	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$4,260,000	$1,900,000	$—
Total assets measured at fair value	$4,260,000	$1,900,000	$—

Liabilities:
Foreign currency hedge contracts	$—	$46,000	$—
Total liabilities measured at fair value	$—	$46,000	$—

There were no transfers into or out of Level 1, Level 2 or Level 3.

Foreign currency forward contracts are measured at fair value using models based on observable market inputs such as foreign currency exchange rates; therefore, they are classified within Level 2 of the valuation hierarchy. The fair value of the Company’s investments in municipal bonds and bank guaranteed investment contracts is measured using Level 2 inputs. For these investments, fair value is not materially different than amortized cost.

Note K – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2001 Incentive Stock Option Plan and the 2003 Omnibus Incentive Plan. The 2001 Plan expired during 2011 and during the first quarter 2012, the Company’s Board of Directors approved the establishment of the 2012 Omnibus Incentive Plan, which the stockholders approved during the second quarter 2012. The 2012 Omnibus Incentive Plan provides for an additional 1,500,000 shares to be available for future grants of equity-based incentive awards to selected employees, directors and consultants.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and six month periods ended June 30, 2012 and 2011.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense – stock options	$58,000	$79,000	$125,000	$168,000
Income tax benefit	-	-	-	-
Net increase in net loss	$58,000	$79,000	$125,000	$168,000

Per share increase in basic net loss:	$.01	$.01	$.01	$.02

The following table summarizes stock option activity for the six months ended June 30, 2012:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,688,383	$3.75
Granted	386,000	1.88
Exercised	—	—
Expired	(347,400)	4.83
Outstanding at June 30, 2012	1,726,983	3.12

Exercisable at June 30, 2012	908,458	$3.95

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At June 30, 2012, PT had approximately $412,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.9 years.

Note L – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT’s estimated effective annual tax rate was 4% for the six months ended June 30, 2012 and does not include any material discrete items. The estimated effective annual tax rate used for the six months ended June 30, 2011 was 7% and did not include any material discrete items. The change in the effective annual tax rate is primarily due to a change in the expected income (loss) for the year.

The Company had no balance in unrecognized tax benefits at either June 30, 2012 or December 31, 2011.

At June 30, 2012, the Company had gross deferred income tax assets totaling approximately $14,500,000, against substantially all of which the Company has recorded a valuation allowance. At December 31, 2011, the Company had gross deferred income tax assets totaling approximately $13,900,000, against substantially all of which the Company has recorded a valuation allowance.

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

Revenue Recognition: Revenue is recognized from product sales in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Product sales represent the majority of our revenue and include both hardware products and hardware products with embedded software. Revenue is recognized from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment. If these conditions are not met, revenue recognition is deferred until such time as these conditions have been satisfied.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates its uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At June 30, 2012, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings of in excess of $25 million in order to fully realize the value of the Company's deferred tax assets. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its U.S. deferred tax assets.

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

The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Telecommunications market revenues derived from our Application-Ready Platforms, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure. Telecommunications market revenues generated from service providers purchasing our SEGway and Xpress product lines result from investments necessary to support existing and evolving service demands including text messaging and the transition to Internet-based communications networks. When compared to the second half of 2011, telecommunications equipment spending slowed during the first quarter 2012 and declined dramatically during the second quarter 2012 impacting almost all equipment providers in the telecommunications market. Management is in the process of contacting our existing customers to ascertain their product requirements for the next twelve months to assess how the decline in telecommunications market spending may affect our business prospects. While management feels the company’s’ products offer a compelling value proposition to its customers, a prolonged slowdown in telecommunications spending could seriously impact the Company’s near and long term financial performance. Management expects to complete its business assessment during the third quarter.

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

Management is focused on building on the momentum generated in 2011 and continues to concentrate on the network communications-focused initiatives established in 2010 to construct a solid foundation for long-term growth. In May 2012, PT announced its Universal Diameter Router (UDR), broadening the Company’s SEGway Signaling product portfolio. UDR provides essential functions of centralized core and edge routing for Diameter Protocol elements being deployed in the all-IP, service-oriented, IMS and Long Term Evolution (LTE) architecture networks. For more information regarding the Company’s initiatives, see ITEM 1 Business – Strategy in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

While our SEGway signaling product portfolio generates strong customer interest on a global basis, management believes that the Company’s relative size and financial resources have constrained our ability to more deeply penetrate the service provider market. During 2011, management shifted the Company’s signaling sales and marketing strategy to become more heavily focused on working with large channel partners as our primary vehicle to expand our global and emerging market reach. In January 2011, GENBAND became a major signaling channel partner and during the third quarter 2011, Kapsch CarrierCom AG was added as a signaling channel partner. We also continue to work closely under our established relationship with Alcatel-Lucent as another major channel partner for our signaling products. The advantages of the channel partner strategy include the validation of our products by these large, creditable resellers, access to their customer base including much larger service providers than we are generally able to engage with and significant expansion of the global reach for our products through their direct sales organizations. The notable disadvantages of this strategy are the lack of direct customer account control and reduced visibility on the timing of closing sales transactions.

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

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers are currently very sluggish; the total available market for traditional SS7-based signaling products is declining and the market for Diameter-routing and SIP-based next-generation network products is at an early stage of growth. The Company’s primary strength is its technological expertise. Due to today’s very challenging economic climate, management expects to complete its business assessment of how the decline in telecommunications market spending may affect our business prospects during the third quarter.

Financial Overview

Revenue:

Revenue in the second quarter 2012 amounted to $5.0 million, compared to $8.5 million in the second quarter 2011. Revenue for the six months ended June 30, 2012 was $13.4 million, compared to $18.1 million in the corresponding period in 2011. The decrease in revenue in the second quarter 2012 over the comparable prior year period was generally concentrated in four customers including a $2.4 million decline in shipments to PT’s traditionally largest customer. The decrease in revenue in the six months ended June 30, 2012 over the prior year period was primarily due to a $3.4 million decline in sales to the Company’s traditionally largest customer and the non-recurrence of a 2011 shipment totaling $1.6 million to a government systems customer. The Company had been expecting its largest customer to transition away from using PT’s IPnexus platforms in some of their products during 2012 although this process is occurring earlier and much more rapidly than was anticipated. Shipments to customers outside of the United States represented 41% and 49% in the second quarter of 2012 and 2011, respectively, and 49% and 45% in the six months ended June 30, 2012 and 2011, respectively.

Net Income (Loss):

PT incurred a net loss in the second quarter 2012 in the amount of ($1.8 million), or ($.16) per basic share, including stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding. PT incurred a net loss in the second quarter 2011 in the amount of ($.5 million), or ($.04) per basic share, including a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.

PT incurred a net loss for the six months ended June 30, 2012 amounting to ($1.5 million), or ($.13) per basic share, including stock-based compensation of $.01 per share, based on 11.1 million shares outstanding. The Company incurred a net loss for the six months ended June 30, 2011 amounting to ($1.6 million), or ($.14) per basic share, including a restructuring charge of $.02 per share and stock-based compensation of $.02 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $16.0 million and $15.8 million at June 30, 2012 and December 31, 2011, respectively. The Company had no long-term debt at either date. Accounts receivable at June 30, 2012 amounted to $4.3 million, compared to $5.6 million at the end of 2011. The lower level of accounts receivable is primarily related to the second quarter sales decline.

Cash provided by operating activities amounted to $2.7 million in the six months ended June 30, 2012, as compared to cash provided by operating activities of $.2 million in the six months ended June 30, 2011. The large swing in cash provided by operating activities was primarily due to a $1.3 million net decrease in accounts receivable in 2012, as compared with a net increase of $.1 million in the prior year, and a $.1 decrease in accounts payable and accrued expenses in 2012, as compared with a $2.7 million decrease in the comparable 2011 period, offset by a smaller decrease in inventory in 2012 than 2011 ($.5 million, as compared to $1.2 million in the prior year) and a $.7 million increase in deferred revenue in 2012, as compared with a $2.0 million increase in deferred revenue in the comparable 2011 period. The decrease in accounts receivable was due to the lower sales level in the second quarter 2012, as compared with the fourth quarter 2011. The decrease in inventory is primarily attributable to the Company’s ongoing efforts to manage inventory levels and work down the inventory built-up during the transition to outsourcing the manufacture of our printed circuit boards to a contract manufacturer during 2010.

Key Performance Indicator:

PT sells telecommunications equipment to service providers, carriers and government organizations. Management believes that the key indicator for our business is the trend of the volume of orders received from PT’s customers. In the first quarter 2012, the global economy appeared to be continuing to recover, albeit at an uneven fashion, and purchases of telecommunications equipment, while slowing in pace from the second half of 2011, continued at a moderate pace. During the second quarter, spending on telecommunications equipment declined dramatically impacting almost all equipment providers in the telecommunications market. In addition, the Company has historically derived a significant percentage of its revenue from sales to customers in Europe and the UK, and the Euro zone economic situation appears to be having a chilling effect on business investment throughout that region.

Telecommunications market revenues derived from our OEM customers depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure. OEM customers place orders for product only when they have orders in hand from their customers. Revenue from our OEM customers declined by $4.5 million year-over-year during the first half of 2012, compared to the first half of 2011. The most significant driver of this decline was lower shipments to our traditionally largest customer, which decreased by $3.4 million during those periods. Although we expected that this customer would be transitioning away from using PT’s IPnexus platforms in some of their products during 2012, this process is occurring earlier and much more rapidly than was anticipated. Telecommunications market revenues generated from service providers result from investments necessary to support existing and evolving service demands including the ongoing worldwide growth in text messaging and the transition to Internet-based communications networks. Service provider revenues increased by $2.1 million year-over-year during the first six months of 2012.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. The timing of government-funded network infrastructure projects and military related expenditures remains for the most part unpredictable. Sales into this market decreased by $2.4 million year-over-year during the first six months of 2012, primarily because a $1.6 million project shipment in the first quarter 2011 did not recur in 2012. Our Xpress product line continues to generate interest from both telecommunications and government customers but meaningful orders have yet to occur. The program with a government customer to demonstrate the Xpress products’ capabilities in a communications cost reduction program continues to be delayed. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be at low levels.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Six Months Ended June 30, 2012, Compared with the

Three and Six Months Ended June 30, 2011

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.7	56.6	50.4	55.0
Gross profit	41.3	43.4	49.6	45.0

Operating expenses:
Selling and marketing	27.5	17.2	21.7	18.6
Research and development	30.0	18.6	23.4	20.7
General and administrative	20.3	13.2	16.0	14.4
Restructuring charges		.7		1.0
Total operating expenses	77.8	49.7	61.1	54.7
Loss from operations	(36.5)	(6.3)	(11.5)	(9.7)

Other income, net	.6	.2		.5
Loss before income taxes	(35.9)	(6.1)	(11.5)	(9.2)
Income tax (benefit) provision	(.9)	(.8)	(.5)	(.6)
Net loss	(35.0)%	(5.3)%	(11.0)%	(8.6)%

Sales. Total revenue for the second quarter 2012 amounted to $5.0 million, compared to $8.5 million for the corresponding quarter in 2011. The decrease in revenue in the second quarter 2012 over the comparable prior year period was generally concentrated in four customers including a $2.4 million decline in shipments to PT’s traditionally largest customer. In the second quarter 2012, PT’s four largest customers represented 29% of sales, compared to 48% of sales in the second quarter 2011. The Company's four largest customers comprised 37% and 48% of sales in the six months ended June 30, 2012 and 2011, respectively.

Total revenue for the six months ended June 30, 2012 amounted to $13.4 million, compared to $18.1 million for the comparable period in 2011. The decrease in 2012 revenue over the prior years was primarily due to a $3.4 million decline in sales to the Company’s traditionally largest customer and the non-recurrence of a 2011 shipment totaling $1.6 million to a government systems customer.

Shipments to customers outside of the United States represented 41% and 49% of PT’s sales during the second quarter of 2012 and 2011, respectively. Shipments to customers outside of the United States represented 49% and 45% of the Company's sales for the six months ended June 30, 2012 and 2011, respectively. Total shipments to customers in the United Kingdom represented 6% of sales in the second quarter 2012, compared to 30% of sales in the second quarter 2011. Total shipments to customers in the United Kingdom represented 13% and 27% of sales in the six months ended June 30, 2012 and 2011, respectively. One U.K. customer represented 1% and 29% of sales in the second quarter 2012 and 2011, respectively, and 10% and 27% in the six months ended June 30, 2012 and 2011, respectively.

Management is focused on selling PT’s products into two primary vertical markets within one segment - communications. Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Telecommunications	74%	76%	81%	73%
Military, aerospace and government systems	26%	24%	19%	27%
	100%	100%	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $3.7 million and $6.4 million in the second quarter 2012 and 2011, respectively. This decrease of $2.7 million, or 42%, was due almost entirely to a $2.4 million decrease in shipments to the Company’s traditionally largest customer. The Company has been expecting that sales to this customer would decline as the customer is transitioning away from using PT’s IPnexus platforms in some of their products; however this process is occurring earlier and much more rapidly than was anticipated.

Revenue from the telecommunications market amounted to $10.8 million and $13.2 million for the six months ended June 30, 2012 and 2011, respectively. This decrease of $2.4 million, or 18%, is substantially due to the decline in shipments to PT’s traditionally largest customer.

Military, Aerospace and Government Systems market:

Our Government Systems group continues to work with numerous prime contractors to incorporate PT’s COTS-based, application ready systems into specific programs and projects requiring enhanced communications capabilities.

Military, aerospace and government systems products revenue amounted to $1.3 million and $2.1 million in the second quarter 2012 and 2011, respectively. This decrease of $.8 million, or 38%, was due to project shipments of $.5 million and $.4 million to two government systems customers in the second quarter 2011, which did not recur in 2012.

Military, aerospace and government systems products revenue amounted to $2.5 million and $5.0 million in the six months ended June 30, 2012 and 2011, respectively. This decrease of $2.5 million, or 50%, was primarily attributable to a $1.6 million order shipped to one government systems customer in the first quarter 2011, which did not recur in 2012, plus $.9 million of shipments to two government systems customers in the second quarter 2011, which did not recur in 2012.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, amortization of purchased intangible assets, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $2.1 million and 41.3% of sales in the second quarter 2012, compared to $3.7 million and 43.4% of sales for the second quarter 2011. The decline in gross margin percentage was primarily attributable to the effect of relatively fixed manufacturing expenses and amortization costs measured against substantially lower sales in 2012, as compared with the prior year, offset partially by a significantly more favorable sales mix.

Gross margin and gross margin percentage amounted to $6.6 million and 49.6% of sales in the six months ended June 30, 2012, compared to $8.2 million and 45.0% for the six months ended June 30, 2011. The improvement in gross margin percentage was primarily attributable to a significantly more favorable sales mix, offset partially by the effect of manufacturing expenses and amortization measured against substantially lower sales in 2012 as compared with the prior year period.

Total Operating Expenses. Total operating expenses amounted to $3.9 million in the second quarter 2012, as compared to $4.2 million in the second quarter 2011. Total operating expenses amounted to $8.2 million in the six months ended June 30, 2012, as compared to $9.9 million in the comparable 2011 period.

Selling and marketing expenses were $1.4 million and $1.5 million for the second quarter 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, selling and marketing expenses were $2.9 million and $3.4 million, respectively. The decreases in 2012 over the comparable 2011 periods is primarily the result of a reduction in sales and marketing headcount and lower sales commissions.

Research and development expenses were $1.5 million and $1.6 million in the second quarter 2012 and 2011, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million during the second quarter of both 2012 and 2011. Research and development expenses were $3.1 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively. Six month amounts capitalized to software development costs amounted to $1.2 million in both 2012 and 2011. The period over period decreases in research and development expenses are due primarily to the closure of the Company’s San Luis Obispo, California engineering center, which was completed in the second quarter 2011.

General and administrative expenses were $1.0 million and $1.1 million in the second quarter 2012 and 2011, respectively. General and administrative expenses were $2.1 million and $2.6 million in the six months ended June 30, 2012 and 2011, respectively. The period over period decreases are primarily due to a reduction in litigation expenses and lower stock compensation expense. The litigation expenses related to a specific proceeding which ended in May 2011 when the parties voluntarily agreed to dismiss all of their respective claims and defenses without prejudice.

Restructuring expenses associated with the closure of the Company’s San Luis Obispo, California engineering center were $.1 million in the second quarter of 2011 and $.2 million in the six months ended June 30, 2011.

Other income (expense), net. Other income consists primarily of interest income. PT’s funds continue to be invested in high-quality corporate and government bonds, and guaranteed investment contracts and money market funds. Other income (expense) for the six months ended June 30, 2012 includes a $.06 million out-of-period charge to adjust the recorded balance of accumulated other comprehensive income.

Income taxes. The Company’s effective income tax rates differ from the statutory rates primarily due to a full valuation allowance provided against its U.S. deferred tax assets, income taxes on foreign income and refundable income tax credits that differ from the U.S. income tax rate, and permanent income tax differences including Canadian research activities.

PT’s income tax benefit for the second quarter 2012 amounted to $.05 million, compared to a benefit of $.07 million for the second quarter 2011. The Company recorded an income tax benefit of $.07 million and $.12 million for the six months ended June 30, 2012 and 2011, respectively. For the second quarter 2012, PT’s annual estimated effective income tax rate is 4%, and reflects increased refundable Canadian provincial tax credits the Company expects to receive for 2012 and a change in the Company’s projected profitability for the full year.

Liquidity and Capital Resources

The Company had working capital of $18.0 million and $18.3 million at June 30, 2012 and December 31, 2011, respectively. PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $16.0 million at June 30, 2012 and $15.8 million at December 31, 2011.

For the six months ended June 30, 2012, cash provided by operating activities amounted to $2.7 million. This amount reflects the net loss of ($1.5 million), non-cash items such as depreciation and amortization charges of $1.9 million and stock-based compensation expense of $.1 million, and non-cash revenue of $.3 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a $1.3 million decrease in accounts receivable, a $.5 million decrease in inventories, and a $.7 million increase in deferred revenue. The decrease in accounts receivable was primarily attributable to the lower level of sales in the second quarter 2012, as compared with the fourth quarter 2011. The decrease in inventory was primarily attributable to the Company’s ongoing efforts to manage inventory levels and work down the inventory built-up during the transition to outsourcing the manufacture of our printed circuit boards to a contract manufacturer during 2010. The increase in deferred revenue was due primarily to the receipt of a progress payment in advance of revenue recognition on the Company’s signaling systems installation in Nigeria.

Cash used by investing activities during the six months ended June 30, 2012 totaled $4.4 million including the final payment for the purchase of assets from GENBAND which amounted to $1.0 million, capitalized software development costs amounting to $1.2 million, capital expenditures of $.3 million, and net purchases of investments which totaled $1.9 million.

Off-Balance Sheet Arrangements:

On February 3, 2012, the Company executed a lease agreement for its new corporate headquarters facility.  The new facility, which has approximately 32,000 square feet of office and warehouse space, is located in Rochester, New York.  The new facility houses executive offices, along with sales, marketing, engineering and manufacturing operations.  PT moved into these new premises in May 2012.

The new lease was effective as of January 1, 2012 and has a sixty-six month term for approximately two-thirds of the space and a thirty-eight month term for the remaining space.  The initial rent payments for the new facility will total approximately $352,000 annually and will escalate by approximately 1.3% each year.  In addition, PT will be responsible for payment of the utilities, real estate taxes, insurance and maintenance on this property. In addition, PT entered into a termination of lease agreement with the Landlord, also effective as of January 1, 2012, for its previous corporate headquarters facility. This agreement waives PT’s remaining obligations for the payment of rent and real estate taxes through the expiration date of that lease.

During the second quarter 2012, PT entered into a lease agreement for its sales and marketing office in the United Kingdom. The agreement expires in June 2013 and requires quarterly lease payments of approximately $3,000.

Current Position:

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements. Certain written and oral statements made by management of Performance Technologies, Incorporated and its subsidiaries (collectively “PT”) include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Words such as the “Company,” “PT,” “management,” “we,” “us,” or “our,” mean Performance Technologies, Incorporated and its subsidiaries. All statements herein that describe PT’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers and the potential loss of key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal. PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts. The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom. Both the Canadian dollar and British Pound were essentially flat against the U.S. dollar, comparing rates at June 30, 2012 with December 31, 2011. See Note H to the accompanying condensed consolidated financial statements.

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

PERFORMANCE TECHNOLOGIES, INCORPORATED

August 6, 2012	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

August 6, 2012	By: /s/	Dorrance W. Lamb
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 6, 2012	By:/s/	John M. Slusser
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2012	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 6, 2012	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: August 6, 2012	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

-29-