Form 10-Q
period 2012-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2012-11-13
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

____________________________

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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of October 31, 2012.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS
	September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$6,881,000	$9,641,000
Investments	5,830,000	2,798,000
Accounts receivable, net	4,150,000	5,622,000
Inventories, net	4,693,000	5,421,000
Prepaid expenses and other assets	1,020,000	1,155,000
Prepaid income taxes	119,000	67,000
Total current assets	22,693,000	24,704,000

Investments	1,974,000	3,362,000
Property, equipment and improvements, net	1,791,000	1,891,000
Software development costs, net	4,451,000	3,932,000
Purchased intangible assets, net	3,756,000	4,390,000
Total assets	$34,665,000	$38,279,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$717,000	$1,015,000
Accrued expenses	1,674,000	1,547,000
Deferred revenue	3,220,000	2,808,000
Fair value of foreign currency hedge contracts		46,000
Other payable		999,000
Total current liabilities	5,611,000	6,415,000
Deferred income taxes	89,000	83,000
Total liabilities	5,700,000	6,498,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares
authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,533,000	17,347,000
Retained earnings	21,099,000	24,237,000
Accumulated other comprehensive income (loss)	18,000	(118,000)
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	28,965,000	31,781,000
Total liabilities and stockholders' equity	$34,665,000	$38,279,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$4,671,000	$9,000,000	$18,045,000	$27,125,000
Cost of goods sold	2,870,000	4,454,000	9,611,000	14,419,000
Gross profit	1,801,000	4,546,000	8,434,000	12,706,000

Operating expenses:
Selling and marketing	1,232,000	1,585,000	4,127,000	4,966,000
Research and development	1,221,000	1,593,000	4,349,000	5,342,000
General and administrative	983,000	981,000	3,125,000	3,590,000
Impairment charge–vendor software		400,000		400,000
Restructuring charges		71,000		253,000
Total operating expenses	3,436,000	4,630,000	11,601,000	14,551,000
Loss from operations	(1,635,000)	(84,000)	(3,167,000)	(1,845,000)

Other income (expense), net	42,000	(4,000)	41,000	86,000
Loss before income taxes	(1,593,000)	(88,000)	(3,126,000)	(1,759,000)

Income tax provision (benefit)	80,000	(2,000)	12,000	(123,000)
Net loss	$(1,673,000)	$(86,000)	$(3,138,000)	$(1,636,000)

Basic loss per share	$(.15)	$(.01)	$(.28)	$(.15)

Weighted average number of
common shares used in basic
loss per share	11,116,397	11,116,397	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(1,673,000)	$(86,000)	$(3,138,000)	$(1,636,000)
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on foreign currency hedge contracts	—	(125,000)	46,000	(126,000)
Change in unrealized gain (loss) on available-for-sale investments	17,000	(19,000)	90,000	(46,000)
Other comprehensive income (loss)	17,000	(144,000)	136,000	(172,000)
Comprehensive loss	$(1,656,000)	$(230,000)	$(3,002,000)	$(1,808,000)

The accompanying notes are an integral part of these consolidated financial statements.

 PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,138,000)	$(1,636,000)
Non-cash adjustments:
Depreciation and amortization	1,958,000	2,027,000
Amortization of purchased intangible assets	891,000	812,000
Stock-based compensation expense	186,000	234,000
Revenue from non-monetary exchange	(257,000)
Non-cash interest expense	1,000	19,000
Deferred income taxes	6,000	33,000
Loss on disposal of property, equipment and improvements	3,000	28,000
Impairment charge – vendor software		400,000
Realized loss on sale of investment		17,000
Changes in operating assets and liabilities:
Accounts receivable	1,472,000	(2,545,000)
Inventories	728,000	1,759,000
Prepaid expenses and other assets	135,000	(268,000)
Accounts payable and accrued expenses	(171,000)	(2,607,000)
Deferred revenue	412,000	1,401,000
Income taxes payable and prepaid income taxes	(52,000)	(131,000)
Net cash provided (used) by operating activities	2,174,000	(457,000)

Cash flows from investing activities:

Purchases of property, equipment and improvements	(416,000)	(227,000)
Payment to Genband	(1,000,000)
Capitalized software development costs	(1,770,000)	(1,683,000)
Proceeds from sales and maturities of investments	1,753,000	4,443,000
Purchases of investments	(3,501,000)	(1,015,000)
Purchase of equipment, inventory and intangible assets		(4,378,000)
Proceeds from sales of property, equipment and improvements		4,000
Net cash used by investing activities	(4,934,000)	(2,856,000)

Net decrease in cash and cash equivalents	(2,760,000)	(3,313,000)
Cash and cash equivalents at beginning of period	9,641,000	12,796,000
Cash and cash equivalents at end of period	$6,881,000	$9,483,000

Supplemental Disclosure of Cash Flow Information:
Other payable incurred for the purchase of assets		$973,000

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

Fair Value Measurement and Disclosures:

In May 2011, the FASB issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The Company adopted this guidance as of January 1, 2012 without significant effect on its financial statements.

Note B – Investments

Investments are stated at fair value and consisted of the following:

	September 30, 2012		December 31, 2011
	Amortized cost	Fair value	Amortized cost	Fair value
Corporate bonds	$6,285,000	$6,302,000	$4,328,000	$4,260,000
Municipal bonds	1,501,000	1,502,000	504,000	500,000
Guaranteed investment certificates			1,400,000	1,400,000
Total investments	7,786,000	7,804,000	6,232,000	6,160,000
Less: current investments	(5,817,000)	(5,830,000)	(2,849,000)	(2,798,000)
Non-current investments	$1,969,000	$1,974,000	$3,383,000	$3,362,000

The Company’s bond investments have a cumulative par value of $7,678,000 at September 30, 2012.

Note C – Inventories, net

Inventories consisted of the following:

	September 30,	December 31,
	2012	2011
Purchased parts and components	$1,499,000	$2,036,000
Work in process and purchased assemblies	2,266,000	2,015,000
Finished goods	928,000	1,370,000
Net	$4,693,000	$5,421,000

Note D – Software Development Costs

Software development costs consisted of the following:

	September 30,	December 31,
	2012	2011
Capitalized software development costs	$23,925,000	$22,155,000
Less: accumulated amortization	(19,474,000)	(18,223,000)
Net	$4,451,000	$3,932,000

Amortization of software development costs included in cost of goods sold was $414,000 and $441,000 in the third quarter 2012 and 2011, respectively. Amortization of software development costs included in cost of goods sold was $1,251,000 and $1,459,000 for the nine months ended September 30, 2012 and 2011, respectively.

Note E – Purchased Intangible Assets

Purchased intangible assets consisted of the following:

	September 30, 2012	December 31, 2011
Purchased developed technologies	$5,352,000	$5,095,000
Support contracts	420,000	420,000
Total	5,772,000	5,515,000
Less: accumulated amortization	(2,016,000)	(1,125,000)
Net	$3,756,000	$4,390,000

Amortization of purchased intangible assets included in cost of goods sold totaled $302,000 and $280,000 in the third quarter 2012 and 2011, respectively. Amortization of purchased intangible assets included in cost of goods sold totaled $891,000 and $812,000 in the nine months ended September 30, 2012 and 2011, respectively.

Note F – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for PT’s products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three and nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
Accrued warranty obligations, January 1	$92,000	$156,000
Actual warranty experience	(14,000)	(62,000)
Warranty provisions	14,000	45,000
Accrued warranty obligations, March 31	92,000	139,000
Actual warranty experience	(20,000)	(22,000)
Warranty provisions	15,000	(23,000)
Accrued warranty obligations, June 30	87,000	94,000
Actual warranty experience	(15,000)	(21,000)
Warranty provisions	15,000	23,000
Accrued warranty obligations, September 30	$87,000	$96,000

Note G – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, if any, using the treasury stock method. Due to the net losses incurred in the three and the nine months ended September 30, 2012 and 2011, dilutive options were not considered for any period.  The weighted average number of excluded options totaled approximately 1,722,000 shares and 1,691,000 shares for the third quarter 2012 and 2011, respectively, and 1,845,000 shares and 1,664,000 shares for the nine months ended September 30, 2012 and 2011, respectively.

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. PT’s risk management program is designed to reduce the exposure and volatility arising from this risk. During the second quarter 2012, the hedge contracts the Company had in place expired, and the Company no longer had foreign currency hedge contracts in place at September 30, 2012.

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

The fair value of the Company’s derivative instruments consisted of the following:

		Fair value at
	Balance sheet location	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Current liabilities	$—	$(46,000)

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of (loss) gain reclassified from accumulated other comprehensive income (loss) to the statement of operations
Derivatives fair value	Location of gain (loss) recognized in	Three Months Ended September 30,
hedging relationships	operations	2012	2011
Foreign exchange contracts	Operating expenses	$—	$(2,000)

Derivatives fair value	Location of gain (loss) recognized in	Nine Months Ended September 30,
hedging relationships	operations	2012	2011
Foreign exchange contracts	Operating expenses	$(27,000)	$18,000

 The Company’s derivative instruments had the following effect on accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Accumulated other comprehensive income (loss) – derivative instruments, beginning	$—	$10,000	$(46,000)	$11,000
Amount of (gain) loss recognized in statement of operations, net of tax	—	(2,000)	27,000	(18,000)
Net change in fair value of derivative instruments	—	(123,000)	19,000	(108,000)
Accumulated other comprehensive loss – derivative instruments, ending	$—	$(115,000)	$—	$(115,000)

Note I – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2012	December 31, 2011
Unrealized loss on foreign currency hedge contracts	$—	$(46,000)
Unrealized gain (loss) on available-for-sale investments	18,000	(72,000)
Net	$18,000	$(118,000)

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

The Company’s assets measured at fair value on a recurring basis at September 30, 2012, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$6,302,000	$1,502,000	$—
Total assets measured at fair value	$6,302,000	$1,502,000	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2011, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$4,260,000	$1,900,000	$—
Total assets measured at fair value	$4,260,000	$1,900,000	$—

Liabilities:
Foreign currency hedge contracts	$—	$46,000	$—
Total liabilities measured at fair value	$—	$46,000	$—

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

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine month periods ended September 30, 2012 and 2011.

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense – stock options	$61,000	$66,000	$186,000	$234,000
Income tax benefit	—	—	—	—
Net increase in net loss	$61,000	$66,000	$186,000	$234,000

Per share increase in basic net loss:	$.01	$.01	$.02	$.02

The following table summarizes stock option activity for the nine months ended September 30, 2012:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,688,383	$3.75
Granted	386,000	1.88
Exercised	—	—
Expired	(355,733)	4.83
Outstanding at September 30, 2012	1,718,650	3.11

Exercisable at September 30, 2012	900,125	$3.94

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At September 30, 2012, PT had approximately $292,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.8 years.

Note L – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT’s estimated effective annual tax rate was -1% for the nine months ended September 30, 2012 and does not include any material discrete items. The estimated effective annual tax rate used for the nine months ended September 30, 2011 was 7% and did not include any material discrete items. The change in the effective annual tax rate is primarily due to a change in the expected loss for the year and a change to the effective tax rate anticipated on earnings of our Canadian operations.

The Company had no balance in unrecognized tax benefits at either September 30, 2012 or December 31, 2011.

At September 30, 2012, the Company had gross deferred income tax assets totaling approximately $15,300,000, against substantially all of which the Company has recorded a valuation allowance. At December 31, 2011, the Company had gross deferred income tax assets totaling approximately $13,900,000, against substantially all of which the Company has recorded a valuation allowance.

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

Note M – Subsequent Event - Restructuring

Subsequent to September 30, 2012, the Company announced a program to restructure its operations, reduce its workforce, rationalize its product lines, and refocus its resources on initiatives that are more closely aligned with the Company’s near-term objectives and market potential. The program included the elimination of fourteen positions, which represents 10% of the Company’s workforce, for which the Company expects to record a fourth quarter charge for severance costs in the amount of approximately $450,000. Substantially all of this charge is expected to result in an outlay of cash in the fourth quarter 2012.

In addition, the Company made the decision to suspend further development and selling activities relating to certain products. This decision will result in a fourth quarter impairment charge amounting to approximately $837,000 against software development costs and purchased intangible assets.

The Company currently estimates that the full annualized cost savings resulting from this restructuring program will be in the range of $1.3 million to $1.5 million in 2013.

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

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are charged to expense as research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold and prior to general release of that product are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, which is generally three years, using the straight-line method or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If the technological feasibility for a particular project is judged not to have been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to cost of goods sold, as applicable. The accounting estimate related to software development costs is considered a “critical accounting estimate” because judgment is exercised in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Judgment is exercised within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates its uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At September 30, 2012, there are no tax uncertainties that PT has determined are required to be recognized.

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

PT is a global supplier of advanced network communications solutions for telecommunication service providers, government communications, and OEM markets. PT’s product portfolio includes IP-centric network elements and applications designed for high availability, scalability, and long life cycle deployments. PT’s SEGway™ SS7 and Diameter Signaling Solutions provide affordable, high density signaling and advanced routing for next-generation LTE and IMS networks. These solutions enable IP migration, gateway capabilities, SIP bridging, and core-to-edge distributed intelligence, as well as features such as Number Portability and SMS Spam Defense. PT’s Multi-Protocol and Communication Server (MPS) product portfolio enables LAN/WAN, radar and Smart-Grid networks to acquire, distribute and record critical data over IP Networks. PT’s industry-leading Monterey MicroTCA and IPnexus® Platforms anchor a growing portfolio of the company’s own solutions. Many other OEMs and application developers leverage PT’s carrier-grade platforms and Linux® development environment (PT’s NexusWare®).

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

The telecommunications market, historically our largest vertical market, is fundamentally driven by capital expenditure investments in network infrastructure by carriers and service providers. Our integrated SEGway SS7 and Diameter signaling solutions, which are sold to carriers and service providers, enable straightforward evolution from today’s SS7-based signaling networks to next-generation 4G LTE networks utilizing Diameter. Telecommunications market revenues derived from our Application-Ready Platforms, which are sold to OEMs, depend primarily on broad, multi-year deployments of next-generation telecommunications infrastructure. After experiencing a dramatic slowdown in telecommunications equipment revenue during the second quarter 2012, management surveyed our customer base to get an updated view of their going forward product requirements and had mixed results. Our service provider customers generally expect to make additional investments in their network infrastructure while our OEM customers were more reluctant to project requirements because of little or no visibility of demand from their end customers. Based upon the feedback received and ongoing global economic climate uncertainty, we have concluded that our overall revenues will likely not return to the first quarter 2012 level in the near term.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators and reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. Management contacted various military, aerospace and government systems customers and generally was not able to obtain any specific schedule for projected purchasing requirements beyond January 1, 2013 due to the substantial pressure their government customers are under relative to the U.S government budget reductions that are scheduled to occur on January 1, 2013.

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

During 2011, management shifted the Company’s signaling sales and marketing strategy to become more heavily focused on working with large channel partners as our primary vehicle to expand our global and emerging market reach. In January 2011, GENBAND became a major signaling channel partner and during the third quarter 2011, Kapsch CarrierCom AG was added as a signaling channel partner. We also continue to work closely under our established relationship with Alcatel-Lucent as another major channel partner for our signaling products. The advantages of the channel partner strategy include the validation of our products by these large, credible resellers, access to their customer base including much larger service providers than we are generally able to engage with and significant expansion of the global reach for our products through their direct sales organizations. The notable disadvantages of this strategy are the lack of direct customer account control and reduced visibility on the timing of closing sales transactions.

In May 2012, PT announced its Universal Diameter Router (UDR), broadening the Company’s SEGway Signaling product portfolio. UDR provides essential functions of centralized core and edge routing for Diameter Protocol elements being deployed in the all-IP, service-oriented, IMS and Long Term Evolution (LTE) architecture networks.

Subsequent to September 30, 2012, the Company announced a program to restructure its operations, reduce its workforce, rationalize its product lines and refocus its resources on initiatives that are more closely aligned with the Company’s near-term objectives and market potential. The program included the elimination of fourteen positions, which represents 10% of the Company’s workforce, for which the Company expects to record a fourth quarter restructuring charge for severance costs in the amount of approximately $.5 million. Substantially all of this charge is expected to result in an outlay of cash in the fourth quarter 2012. Management suspended further development and selling activities relating to certain products, which will result in a fourth quarter impairment charge of approximately $.8 million against software development costs and purchased intangible assets. In addition, the Company sent letters to selected customers informing them of a last-time buy program related to the Company’s IPnexus products. Many of these customers are ideal candidates to transition their applications to the Company’s Monterey 8000TM platform. Management believes these initiatives will lead to a solid foundation for long-term growth.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers opportunities for growth in the long term, the level of network infrastructure investments by carriers is currently being impacted by challenging global economic conditions. The total available market for traditional SS7-based signaling products is declining and the market for Diameter-routing and SIP-based next-generation network products is at an early stage of growth. The Company’s primary strength is its technological expertise.

Financial Overview

Revenue:

Revenue in the third quarter 2012 amounted to $4.7 million, compared to $9.0 million in the third quarter 2011. Revenue for the nine months ended September 30, 2012 was $18.0 million, compared to $27.1 million in the corresponding period in 2011. The decrease in revenue in the third quarter 2012 over the comparable prior year period was widespread across much of PT’s customer base, with three customers accounting for $3.1 million of the decline. The decrease in revenue in the nine months ended September 30, 2012 over the comparable prior year period was primarily due to a $4.7 million decline in sales to the Company’s traditionally largest customer, the non-recurrence of a 2011 shipment totaling $1.6 million to a government systems customer, as well as, general weakness in demand among PT’s customer base. The Company had been expecting its largest customer to transition away from using PT’s IPnexus platforms in some of their products during 2012 although this process occurred earlier and much more rapidly than was anticipated. Shipments to customers outside of the United States represented 47% and 53% in the third quarter of 2012 and 2011, respectively, and 47% and 48% in the nine months ended September 30, 2012 and 2011, respectively.

Net Income (Loss):

PT incurred a net loss in the third quarter 2012 in the amount of ($1.7 million), or ($.15) per basic share, including amortization of purchased intangible assets of $.03 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding. PT incurred a net loss in the third quarter 2011 in the amount of ($.1 million), or ($.01) per basic share, including an impairment charge recognized upon the termination of a value-added reseller agreement in the amount of $.04 per share, amortization of purchased intangible assets of $.03 per share, a restructuring charge of $.01 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.

PT incurred a net loss for the nine months ended September 30, 2012 amounting to ($3.1 million), or ($.28) per basic share, including amortization of purchased intangible assets of $.08 per share and stock-based compensation of $.02 per share, based on 11.1 million shares outstanding. The Company incurred a net loss for the nine months ended September 30, 2011 amounting to ($1.6 million), or ($.15) per basic share, including an impairment charge recognized upon the termination of a value-added reseller agreement in the amount of $.04 per share, amortization of purchased intangible assets of $.07 per share, litigation expenses of $.04 per share, a restructuring charge of $.02 per share and stock-based compensation of $.02 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and investments amounted to $14.7 million and $15.8 million at September 30, 2012 and December 31, 2011, respectively. The Company had no long-term debt at either date. Accounts receivable at September 30, 2012 amounted to $4.2 million, compared to $5.6 million at the end of 2011. The lower level of accounts receivable is primarily related to the decline in third quarter sales.

Cash provided by operating activities amounted to $2.2 million in the nine months ended September 30, 2012, as compared to cash used by operating activities of $.5 million in the nine months ended September 30, 2011. The large swing in cash provided by operating activities was primarily due to a $1.5 million net decrease in accounts receivable in 2012, as compared with a net increase of $2.5 million in the prior year, and a $.2 million decrease in accounts payable and accrued expenses in 2012, as compared with a $2.6 million decrease in the comparable 2011 period, offset by a smaller decrease in inventory in 2012 than 2011 ($.7 million, as compared to $1.8 million in the prior year) and a $.4 million increase in deferred revenue in 2012, as compared with a $1.4 million increase in deferred revenue in the comparable 2011 period. The decrease in accounts receivable was due to the lower sales level in the third quarter 2012, as compared with the fourth quarter 2011. The decrease in inventory is primarily attributable to the Company’s ongoing efforts to manage inventory levels relative to revenue expectations. The smaller decrease in accounts payable and accrued expenses in 2012 as compared with 2011 was due largely to the smaller year-over-year decrease in inventories.

Key Performance Indicator:

PT sells telecommunications equipment to service providers, carriers and government organizations. Management believes that the key indicator for our business is the trend of the volume of orders received from PT’s customers. In the first quarter 2012, the global economy appeared to be continuing to recover, albeit at an uneven fashion, and purchases of telecommunications equipment, while slowing in pace from the second half of 2011, continued at a moderate pace. During the second quarter, spending on telecommunications equipment declined dramatically impacting almost all equipment providers in the telecommunications market. The contraction in telecommunications spending continued through the third quarter and impacted almost all suppliers in this market. The Company has historically derived a significant percentage of its revenue from sales to customers in Europe including the UK, and the Euro zone economic situation continues to have a chilling effect on business investment throughout that region.

Telecommunications market revenues represent capital expenditure investments for network infrastructure by our customers. Revenue from our telecommunications customers declined by $5.1 million year-over-year during the nine months ended September 30, 2012, compared to the comparable period in 2011. The most significant driver of this decline was lower shipments to our traditionally largest customer, which decreased by $4.7 million during those periods. Although we expected this customer would be transitioning away from using PT’s IPnexus platforms in some of their products during 2012, this process occurred earlier and much more rapidly than was anticipated.

Sales into the military, aerospace and government systems market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and military branches in specific programs and projects requiring enhanced communications capabilities. The timing of government-funded network infrastructure projects and military related expenditures remains for the most part unpredictable. Sales into this market decreased by $4.1 million year-over-year during the first nine months of 2012. A significant driver of this decline was the non-recurrence in 2012 of a $1.6 million project shipment in the first quarter 2011, as well as the broad fiscal pressures on governmental funded projects. The Company continues to work closely with a government customer to demonstrate the Xpress products’ capabilities in a communications cost reduction program These organizations are under substantial pressure as a result of the U.S government budget reductions that are scheduled to occur on January 1, 2013, it has been difficult to gain any momentum on this project. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be at low levels.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Nine Months Ended September 30, 2012, Compared with the

Three and Nine Months Ended September 30, 2011

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.4	49.5	53.3	53.2
Gross profit	38.6	50.5	46.8	46.8

Operating expenses:
Selling and marketing	26.4	17.6	22.9	18.3
Research and development	26.1	17.7	24.1	19.7
General and administrative	21.1	10.9	17.3	13.3
Impairment charge – vendor software		4.4		1.4
Restructuring charges		.8		.9
Total operating expenses	73.6	51.4	64.3	53.6
Loss from operations	(35.0)	(.9)	(17.5)	(6.8)

Other income (expense), net	.9	(.1)	.2	.3
Loss before income taxes	(34.1)	(1.0)	(17.3)	(6.5)
Income tax benefit	1.7		.1	(.5)
Net loss	(35.8)%	(1.0)%	(17.4)%	(6.0)%

Sales. Total revenue for the third quarter 2012 amounted to $4.7 million, compared to $9.0 million for the corresponding quarter in 2011. The decrease in revenue in the third quarter 2012 over the comparable prior year period was experienced across each of the Company’s product lines and across most of the Company’s customers, with three customers accounting for $3.0 million of the decline. In the third quarter 2012, PT’s four largest customers represented 48% of sales, compared to 47% of sales in the third quarter 2011.

Total revenue for the nine months ended September 30, 2012 amounted to $18.0 million, compared to $27.1 million for the comparable period in 2011. The decrease in 2012 revenue over the prior year was primarily due to a $4.7 million decline in sales to the Company’s traditionally largest customer, the non-recurrence of a 2011 shipment totaling $1.6 million to a government systems customer, and general weakness in demand across the Company’s customer base. The Company's four largest customers comprised 33% and 43% of sales in the nine months ended September 30, 2012 and 2011, respectively.

Shipments to customers outside of the United States represented 47% and 53% of PT’s sales during the third quarter of 2012 and 2011, respectively. Shipments to customers outside of the United States represented 47% and 48% of the Company's sales for the nine months ended September 30, 2012 and 2011, respectively. Total shipments to customers in the United Kingdom represented 3% of sales in the third quarter 2012, compared to 15% of sales in the third quarter 2011. Total shipments to customers in the United Kingdom represented 10% and 23% of sales in the nine months ended September 30, 2012 and 2011, respectively. The decrease in sales to customers in the United Kingdom was due to the decrease in sales to PT’s traditionally largest customer.

Management is focused on selling PT’s products into two primary vertical markets within one segment - communications. Revenue from each vertical market is expressed as a percentage of sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Telecommunications	90%	77%	83%	74%
Military, aerospace and government systems	10%	23%	17%	26%
	100%	100%	100%	100%

Telecommunications market:

Revenue from the telecommunications market amounted to $4.2 million and $6.9 million in the third quarter 2012 and 2011, respectively. This decrease of $2.7 million, or 39%, reflects a $1.2 million decrease in shipments to the Company’s traditionally largest customer and otherwise was broadly based across the customer base. The Company has been expecting that sales to its traditionally largest customer would decline as the customer transitioned away from using PT’s IPnexus platforms in some of their products; however this process occurred earlier and much more rapidly than was anticipated.

Revenue from the telecommunications market amounted to $15.0 million and $20.1 million for the nine months ended September 30, 2012 and 2011, respectively. This decrease of $5.1 million, or 25%, is substantially due to a $4.7 million decline in shipments to PT’s traditionally largest customer.

Military, Aerospace and Government Systems market:

Our Government Systems group continues to work with numerous prime contractors to incorporate PT’s communications platform systems into specific programs and projects requiring enhanced communications capabilities. Military, aerospace and government systems budgets are currently under severe pressure and shipments are subject to project deployment schedules, which are often unpredictable.

Military, aerospace and government systems products revenue amounted to $.5 million and $2.1 million in the third quarter 2012 and 2011, respectively. This decrease of $1.6 million, or 76%, is due to fiscal pressures on government funded projects, which results in continuous scheduling delays.

Military, aerospace and government systems products revenue amounted to $3.0 million and $7.1 million in the nine months ended September 30, 2012 and 2011, respectively. This decrease of $4.1 million, or 58%, was attributable to a $1.6 million order shipped to one government systems customer in the first quarter 2011, which did not recur in 2012, and fiscal pressures on government funded projects, which results in continuous scheduling delays.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, amortization of purchased intangible assets, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $1.8 million and 38.5% of sales in the third quarter 2012, compared to $4.5 million and 50.5% of sales for the third quarter 2011. The decline in gross margin percentage was primarily attributable to the effect of relatively fixed manufacturing expenses and software amortization costs, measured against substantially lower sales in 2012, as compared with the third quarter in the prior year, which benefitted from a more favorable sales mix.

Gross margin and gross margin percentage amounted to $8.5 million and 46.7% of sales in the nine months ended September 30, 2012, compared to $12.7 million and 46.8% for the nine months ended September 30, 2011. The gross margin percentage was nearly unchanged as a significantly more favorable sales mix in 2012, due a higher proportion of high-margin software sales, was offset by the effect of manufacturing expenses and amortization measured against substantially lower sales in 2012 as compared with the prior year period.

Total Operating Expenses. Total operating expenses amounted to $3.4 million in the third quarter 2012, as compared to $4.6 million in the third quarter 2011. Total operating expenses amounted to $11.6 million in the nine months ended September 30, 2012, as compared to $14.6 million in the comparable 2011 period.

Selling and marketing expenses were $1.2 million and $1.6 million for the third quarter 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, selling and marketing expenses were $4.1 million and $5.0 million, respectively. The decreases in 2012 over the comparable 2011 periods is primarily the result of a reduction in sales and marketing headcount, lower sales commissions, and reduced facility charges.

Research and development expenses were $1.2 million and $1.6 million in the third quarter 2012 and 2011, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.6 million and $.5 million during the third quarter of 2012 and 2011, respectively. Research and development expenses were $4.3 million and $5.3 million for the nine months ended September 30, 2012 and 2011, respectively. Nine month amounts capitalized to software development costs amounted to $1.8 million and $1.7 million in the nine months ended September 30, 2012 and 2011, respectively. The third quarter 2012 decrease in research and development expenses was primarily due to lower outside product development expenditures and lower facility expenses. The year-to-date 2012 decrease in research and development expenses are due primarily to the closure of the Company’s San Luis Obispo, California engineering center, which was completed in the third quarter 2011, as well as lower outside product development expenses.

General and administrative expenses were $1.0 million in the third quarter of both 2012 and 2011. General and administrative expenses were $3.1 million and $3.6 million in the nine months ended September 30, 2012 and 2011, respectively. The period over period decreases are primarily due to a reduction in litigation expenses and lower stock compensation expense. The litigation expenses related to a specific proceeding which ended in May 2011 when the parties voluntarily agreed to dismiss all of their respective claims and defenses without prejudice.

Restructuring expenses associated with the closure of the Company’s San Luis Obispo, California engineering center were $.1 million in the third quarter of 2011 and $.2 million in the nine months ended September 30, 2011. In addition, in the third quarter 2011, PT recorded a $.4 million charge to impair certain assets in conjunction with the Company’s termination of a value-added resellers agreement with a vendor.

Other income, net. Other income consists primarily of interest income. PT’s funds continue to be invested in high-quality corporate and government bonds and money market funds. Other income for the nine months ended September 30, 2012 includes a $.06 million out-of-period charge to adjust the recorded balance of accumulated other comprehensive income.

Income taxes. The Company’s effective income tax rates differ from the statutory rates primarily due to a full valuation allowance provided against its U.S. deferred tax assets, income taxes on foreign income and permanent income tax differences including Canadian research activities.

PT’s income tax provision for the third quarter 2012 amounted to $.1 million, compared to a benefit of less than $.01 million for the third quarter 2011. The Company recorded an income tax provision of $.01 million for the nine months ended September 30, 2012, compared to benefit of $.1 million in the comparable period in 2011. For the third quarter 2012, PT’s annual estimated effective income tax rate is -1%.

Liquidity and Capital Resources

The Company had working capital of $17.1 million and $18.3 million at September 30, 2012 and December 31, 2011, respectively. PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $14.7 million at September 30, 2012 and $15.8 million at December 31, 2011.

For the nine months ended September 30, 2012, cash provided by operating activities amounted to $2.2 million. This amount reflects the net loss of ($3.1 million), non-cash items such as depreciation and amortization charges of $2.9 million and stock-based compensation expense of $.2 million, and non-cash revenue of $.3 million. Cash provided by operations due to changes in operating assets and liabilities included an increase in cash associated with a $1.5 million decrease in accounts receivable, a $.7 million decrease in inventories, and a $.4 million increase in deferred revenue. The decrease in accounts receivable was primarily attributable to the lower level of sales in the third quarter 2012, as compared with the fourth quarter 2011. The decrease in inventory was primarily attributable to the Company’s ongoing efforts to manage inventory levels relative to revenue expectations. The increase in deferred revenue was due primarily to the receipt of a progress payment in advance of revenue recognition on the Company’s signaling systems installation in Nigeria.

Cash used by investing activities during the nine months ended September 30, 2012 totaled $4.9 million including the final payment for the purchase of assets from GENBAND which amounted to $1.0 million, capitalized software development costs amounting to $1.8 million, capital expenditures of $.4 million, and net purchases of investments which totaled $1.7 million.

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

Fair Value Measurement and Disclosures:

In May 2011, the FASB issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The Company adopted this guidance as of January 1, 2012 without significant effect on its financial statements.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Company’s 2011 Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause PT’s actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in the Company’s 2011 Annual Report on Form 10-K. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks in the normal course of business, primarily interest rate risk and changes in the market value of investments and management believes PT’s exposure to such risk is minimal. PT’s investments are made in accordance with PT’s investment policy and primarily consist of money market funds, highly-rated corporate and quasi-government bonds, certificates of deposit and bank guaranteed contracts. The Company is also subject to foreign currency exchange risks related to its operations in Kanata, Ontario, Canada, and in the United Kingdom. The Company believes that its balance sheet exposure to foreign currency exchange risks is minimal, as generally all revenues and accounts receivable are denominated in U.S. dollars. However, PT’s expenses at these locations are denominated in the local currency and PT’s results of operations are influenced by changes in the exchange rates between the United States and Canada and the United Kingdom. Both the Canadian dollar and British Pound were essentially flat against the U.S. dollar, comparing rates at September 30, 2012 with December 31, 2011. See Note H to the accompanying condensed consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

4.1 Amendment No. 2 dated August 16, 2012 to the Rights Agreement dated as of November 1, 2000 between Performance Technologies, Incorporated and American Stock Transfer & Trust Company, LLC

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

November 13, 2012	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

November 13, 2012	By: /s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer

Exhibit 4.1

AMENDMENT NO. 2

TO

RIGHTS AGREEMENT

DATED AS OF NOVEMBER 1, 2000,

AS AMENDED AUGUST 19, 2010

BETWEEN

PERFORMANCE TECHNOLOGIES, INCORPORATED

AND

AMERICAN STOCK TRANSFER & TRUST COMPANY

THIS AMENDMENT NO. 2 (the “Amendment”) is made as of this 16th day of August, 2012, by and between Performance Technologies, Incorporated, a Delaware corporation having an office at 140 Canal View Boulevard, Rochester, New York 14623 (the “Company”) and American Stock Transfer & Trust Company, a New York corporation, having an office at 6201 15th Avenue, Brooklyn, New York 11219 (the “Rights Agent”).

WHEREAS, the Company and the Rights Agent entered into that certain Rights Agreement as of the 1st day of November, 2000 (the “Agreement”) which Agreement, as amended on August 19, 2010, will expire by its terms on November 1, 2012.

WHEREAS, the Company desires to extend the term of the Agreement for an additional three (3) years under the same terms and conditions contained in the Agreement.

NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants contained in the Agreement and this Amendment, the parties agree that the definition of Final Expiration Date set forth in Section 1 of the Agreement is hereby amended to read as follows:

(v) “Final Expiration Date” shall mean November 1, 2015.

The remaining provisions of the Agreement, not modified by this Amendment, remain in full force and effect.

IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first set forth above.

Performance Technologies, Incorporated.

By: /s/ John M. Slusser

John M. Slusser, President and Chief Executive Officer

American Stock Transfer & Trust Company

By: /s/ Isaac Kagen

Isaac Kagen, Vice President

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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 13, 2012	By:/s/	John M. Slusser
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 13, 2012	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: November 13, 2012	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer

Date: November 13, 2012	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

-32-