Form 10-K
period 2012-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2013-03-07
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-K

_______________________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-27460

PERFORMANCE TECHNOLOGIES, INCORPORATED

Incorporated pursuant to the Laws of the State of Delaware

Internal Revenue Service – Employer Identification No. 16-1158413

140 Canal View Boulevard, Rochester, New York 14623

(585) 256-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. Large accelerated filer☐   Accelerated filer☐   Non-accelerated filer☐   Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on June 30, 2012 was approximately $19,574,296, based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, was 11,116,397 as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive proxy statement relating to the May 23, 2013 Annual Meeting of Stockholders are specifically incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, except for the equity plan information required by Item 12 as set forth therein.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts, possible supply limitations and increased costs due to the conflict-free mineral regulations, the possibility that our common stock will be delisted from trading on the Nasdaq Global Stock Market, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause PT’s actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in this Annual Report on Form 10-K. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control.

Available Information

The Company’s website address is www.pt.com. The Company makes available free of charge via a hypertext link on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The Company will provide this information upon written request to the attention of the Chief Financial Officer, Performance Technologies, Incorporated, 140 Canal View Boulevard, Rochester, New York 14623. Materials we provide to the SEC are also available for the public to read and copy through the SEC website at www.sec.gov or at the SEC Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 or by calling 1-800-SEC-0330.

ITEM 1 – Business

Overview

PT, a Delaware corporation founded in 1981, is a global supplier of advanced, high availability network communications solutions.

PT’s product portfolio includes its SEGway™ Diameter and SS7 Signaling Systems, which provide tightly integrated signaling and advanced routing capabilities and applications that uniquely span the mission critical demands of both existing and next-generation 4G LTE and IMS telecommunications networks. The Company’s IPnexus® Multi-Protocol Gateways and Servers enable a broad range of IP-interworking in data acquisition, sensor, radar, and control applications for aviation, weather and other infrastructure networks.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

Strategy

On January 10, 2013, the Company announced the sharpening of its strategic focus and refinement of its business strategy. This multi-faceted initiative involves concentrating on two product families, transitioning away from other product portfolio elements, and operational expense reductions.

The Company’s strategy is to focus on its high value-add network communications solutions – leveraging its core competencies. In the telecommunications space, PT is building upon its seventeen years of signaling systems experience and its installed customer base for its SEGway SS7 Signaling Systems. The mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/Long Term Evolution (LTE)-based network architectures. As part of this network evolution, service providers’ signaling infrastructure is migrating from SS7 signaling to Diameter signaling. During 2012, PT introduced the SEGway Universal Diameter Router – its premier Diameter Signaling solution set for next-generation 4G LTE networks. The Company expects to be a key player in this growth market by providing high value proposition “best-of-breed” solutions and by taking those solutions to the global market through a combination of strong channel partners and focused direct sales activities.

In the government network infrastructure arena, PT is focused on maximizing the sales of its IPnexus® Multi-Protocol IP-interworking solutions. These PT systems have enabled extremely reliable and highly available radar and sensor communications services over IP networks – gathering and delivering vital data such as weather, flight tracking, and ground surveillance. PT’s presence in air traffic control and defense-related communications is approaching 4,000 systems deployed in over 30 different countries. Looking ahead, the Company expects to expand its IPnexus Multi-Protocol Gateways and Servers into new aerospace/defense applications as well as potentially enter new emerging markets such as Energy and Smart-Grid.

As part of its strategic realignment, PT began transitioning out of the general OEM platform business during the fourth quarter 2012. Notices were sent to selected customers informing them of a last-time buy program related to the Company’s OEM products. This last-time buy and build program will run through 2014 for major customers. PT will continue to utilize its own open standards platforms as key elements of its network communications solutions and maintain a certain number of strategic customers.

The Company discontinued its own direct sales and development activity on its Xpress SIP applications product line and in December 2012 entered into an agreement with an independent value-added reseller for subsequent Xpress-related sales and support.

The Company reduced its personnel by ten employees, or 8% of its workforce on January 10, 2013. This action reduced operating expenses by approximately $.7 million per year. When combined with the savings from the restructuring PT announced in October 2012, the Company has reduced its break-even expense level by more than $2 million a year. During the first half of 2013, we expect to increase our sales and marketing investments in our Diameter signaling product to accelerate its penetration in this growing market.

In summary, given this concentrated product focus, the substantial steps we have taken to reduce our operating expense levels and our strong and unleveraged balance sheet, management believes PT is now well positioned for a positive future trajectory as economic conditions improve.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers have recently been very sluggish; the total available market for traditional SS7-based signaling products is declining and the market for next-generation 4G network products is currently in an early-stage of growth. Despite the present economic climate, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability is improving because expenses have been aligned with projected revenues and our strong channel partners are engaged in selling our products.

Market Overview

PT’s business addresses one industry segment – Communications, and globally targets two primary vertical markets for its network communications products: telecommunications, and government aerospace/defense.

The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. The mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/Long Term Evolution (LTE) -based network architectures. The extraordinary increase in the projected number of wireless subscribers and related mobile data and application demands will drive tremendous growth in signaling traffic and was the basis for defining a new signaling infrastructure based upon the Diameter protocol. The Diameter signaling market is projected by industry analysts to result in an aggregate spend of over $2 billion in the next five years. To complement its SEGway SS7 Signaling solutions for present generation telecommunications networks, during 2012 PT introduced the SEGway Universal Diameter Router – its premier Diameter Signaling solution set for next-generation 4G LTE networks. The Company is marketing its SEGway Diameter and SS7 Signaling solutions to the global market through a combination of strong channel partners and focused direct sales activities.

Sales into the government aerospace/defense market are typically to prime contractors and system integrators and reflect investment levels by various government agencies and defense branches in specific programs and projects requiring radar and sensor communications services over IP networks. PT’s IPnexus Multi-Protocol Gateways and Servers enable the gathering and delivering of vital data such as weather, flight tracking, and ground surveillance over IP networks for these applications. PT’s presence in air traffic control and defense-related communications is approaching 4,000 systems deployed in over 30 countries. During the second half of 2012, aerospace and defense budgets for radar and sensor communications projects were dramatically reduced and PT’s prime contractor partners are unclear about future project deployment schedules.

Products

PT’s product portfolio includes SEGway Diameter and SS7 Signaling Systems, which are sold to carriers and service providers, and IPnexus Multi-Protocol Gateways and Servers, which are sold to the government aerospace/defense market.

SEGway Diameter and SS7 Signaling Solutions: The mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/LTE-based network architectures. As part of this network evolution, service providers’ signaling infrastructure is migrating from SS7 signaling to Diameter signaling. PT has more than seventeen years of expertise in the SS7 signaling market and a broad array of SS7 signaling solutions. During 2012, PT introduced the SEGway Universal Diameter Router – its premier Diameter signaling solution set for next-generation 4G LTE networks. Although the Company was not the first supplier into the Diameter signaling space, PT brings several distinctive factors to the market including:

•	Our historical “roots” as a provider of highly-reliable, carrier-grade SS7 signaling solutions deployed worldwide;
•	Our unique ability to provide a complete solution set – combining a software suite that is our own intellectual property closely coupled with our own carrier-grade hardware platform; and
•	Our ability to offer an integrated and unified signaling solution set that supports both today’s SS7-based signaling and tomorrow’s Diameter-based signaling requirements.

These unique capabilities allow service providers a means of reliably meeting their ongoing needs for SS7 infrastructure – mitigating the risk arising from existing aging and unsupported SS7 equipment – through deployment of our leading-edge SS7 technology that also provides a straightforward migration path to Diameter signaling as their networks evolve.

IPnexus Multi-Protocol Gateways and Servers: In the government network infrastructure arena, PT is focused on maximizing the sales of its IPnexus Multi-Protocol IP-interworking solutions. These PT systems have enabled extremely reliable and highly available radar and sensor communications services over IP networks – gathering and delivering vital data such as weather, flight tracking, and ground surveillance. PT’s presence in air traffic control and defense-related communications is approaching 4,000 systems deployed in over 30 different countries.

Looking ahead, the Company expects to expand its IPnexus Multi-Protocol Gateways and Servers into new aerospace/defense applications as well as potentially entering new emerging markets such as Energy and Smart-Grid.

Transitioning of OEM Platforms and Xpress SIP Application product lines: On January 10, 2013, PT announced the sharpening of its strategic focus and refinement of its business strategy. This initiative involves concentrating on the two product families discussed above and transitioning away from other product portfolio elements.

PT began transitioning out of the general OEM platform business during the fourth quarter 2012. Notices were sent to selected customers informing them of a last-time buy program related to the Company’s OEM platform products. This last-time buy and build program will run through 2014 for major customers. PT will continue to utilize its own open standards platforms as key elements of its network communications solutions and maintain a certain number of strategic customers.

In addition, the Company suspended its own direct sales and development activity on its Xpress SIP applications product line and in December 2012 entered into an agreement with an independent value-added reseller for subsequent Xpress-related sales and support.

Sales, Marketing and Distribution

The Company is marketing its SEGway Diameter and SS7 Signaling solutions to the global market through a combination of channel partners and focused direct sales activities. Two years ago, our sales and marketing strategy for our SEGway signaling solutions became increasingly focused on working with strong channel partners as our primary vehicle to further expand our reach in global and emerging markets. We added GENBAND as a strong channel partner in January 2011 and Kapsch CarrierCom AG in the third quarter 2011, to complement our established channel partner relationship with Alcatel-Lucent. Sales of our IPnexus Multi-Protocol Gateways and Servers into the government aerospace/defense market are typically to prime contractors and system integrators including Lockheed Martin, Raytheon and General Dynamics.

Due to the highly technical nature of PT's products, it is essential that PT's salespeople are technically oriented and are knowledgeable in the communications and networking systems fields. To supplement its sales force, PT has customer engineers who assist prospective customers in determining if PT’s products will meet their requirements.

As of January 31, 2013, PT had a total of 19 sales, marketing and sales support personnel located in various U.S. offices including: Rochester, New York; Raleigh, North Carolina; Chicago, Illinois; San Jose, California and internationally in London, England, Ottawa, Canada and Shanghai, China. In addition, PT had a total of three individual and corporate independent sales representatives and agents.

PT executes various ongoing marketing strategies designed to attract new customers and to stimulate additional business with existing customers. These strategies include web-based activities, technology seminars, email campaigns, active participation in technical standards groups, participation in regional, national and international trade shows, placement of selected trade press advertisements and the authoring of technical articles.

Sales to customers outside of the United States represented 46%, 46% and 58% of PT's revenue in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, export shipments to the United Kingdom represented 8%, 20% and 26% of sales, respectively. International sales are subject to risks of import and export controls, transportation delays and foreign governmental regulations. Payments for shipments from the United States to outside the United States are generally made in U.S. dollars.

Customers

PT has approximately 100 customers worldwide in the telecommunications and government aerospace/defense market. Many of PT’s major customers are Fortune 1000 companies in the United States or companies of similar stature in Europe, Africa and Asia. In 2012, PT’s largest customer (GENBAND) represented 14% of sales and PT’s four largest customers represented 32% of sales. In 2011, PT’s largest customer represented 19% of sales and PT’s four largest customers represented 38% of sales. In 2010, PT’s largest customer represented 24% of sales and PT’s four largest customers represented 39% of sales.

In 2012, approximately 84% of PT’s revenue came from the telecommunications industry and 16% from the government aerospace/defense market. In 2011, approximately 76% of PT’s revenue came from the telecommunications industry and 24% from the government aerospace/defense market.

SEGway Signaling Solutions Customers: Announced customers include Alcatel-Lucent, Alltel Communications (now Verizon), Bakcell Ltd., Cable and Wireless Guernsey, Comfone, Elephant Talk, Ericsson, GENBAND, GeoLink, Globacom, Hawaiian Telcom, Kapsch CarrierCom AG, Leap Wireless/Cricket, Pocket Communications, Primus Telecommunications, Siemens, Starcomms, Syniverse, Telefonica Moviles Espana, Tata Communications (formerly Teleglobe) and VeriSign.

Government Aerospace/defense Customers: Announced customers for our IPnexus Multi-Protocol Gateways and Server systems include: Alcatel-Lucent, Engility Holdings, FAA, General Dynamics, Lockheed Martin, NATO, Nologin Consulting S.L., Northrop Grumman, Raytheon and Stratus Technologies.

The loss of one or more of our larger customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

Backlog

The scheduled backlog of orders amounted to $9.1 million at February 4, 2013 and $7.7 million at February 1, 2012. The year-over-year increase is primarily due to orders received under the Company’s last time buy and build program, offset partially by continued weakness in demand, particularly in the government aerospace/defense market. Substantially all of the backlog amounts are expected to be shipped and recognized in revenue prior to the end of 2013. Orders are received unevenly, which makes comparison of backlog not particularly relevant. Orders are subject to postponement of delivery or cancellation in the normal course of business. A substantial portion of PT’s revenue in each quarter results from orders placed within the quarter and shipped in the final month of the same quarter. Due to the global economic climate, forward-looking visibility on customer orders continues to be very challenging. (For more information regarding forward-looking visibility of customer orders, see Management's Discussion & Analysis included in Item 7 of Part II of this annual report).

Seasonality

PT's business is not generally subject to large seasonal swings but business is frequently slower during the summer months due to the European and United States vacation seasons. Some of PT’s customers have seasonal swings in their business which are reflected in their orders with PT. Much of PT’s government aerospace/defense orders are project-related, which can cause quarterly fluctuations in revenue.

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

Competition

PT’s SEGway Signaling solutions satisfy a wide range and scale of signaling requirements, most of which typically involve some component of utilizing Internet Protocol (IP) to carry signaling traffic. PT’s SEGway SS7 solutions compete with products from Tekelec, Huawei and Ericsson. PT’s SEGway Diameter solutions compete with products from Acme Packets, F5 Networks/Traffix, Huawei, Tekelec and others.

Our unique ability to provide a complete solution set, combining a software suite that is fully our own intellectual property closely coupled with our own carrier-grade hardware platform, is a key differentiating factor of PT’s SEGway Signaling Solutions.

We cannot guarantee that we will be able to compete successfully with our existing or new competitors or that the competitive pressures faced by us will not have a material adverse effect on our revenue and operating results.

Research and Development

PT's research and development expenses were approximately $5.6 million, $7.1 million and $7.8 million in 2012, 2011, and 2010, respectively, and were net of capitalized software development costs of $2.3 million, $2.0 million and $2.3 million, respectively. These expenses consist primarily of personnel costs, material consumed in developing and designing new products, and amounts expended for software licenses/tools. PT expects to continue to strategically invest in research and development in order to create innovative next-generation products and maintain competitive advantages in the communications markets we serve. Research and development expenses declined in 2012 over 2011 primarily due to the reductions in force that occurred in both 2011 and 2012.

In January 2011, the Company acquired GENBAND's Universal Signaling Platform (“USP”) and SP2000 signaling technology at a cost of $4.3 million. PT is further developing the SP2000 product and is selling both the USP and SP2000 products to GENBAND. This technology was recorded in purchased intangible assets.

PT has significant core competencies associated with advanced network communications and control solutions. PT provides remotely manageable, IP-centric network solutions and systems specifically engineered for high availability, scalability, and long life cycle deployments. Its products are built upon our own U.S. manufactured hardware.

Proprietary Technology

PT's success depends in part upon retaining and maximizing its proprietary technologies. While PT owns several patents and is actively pursuing patents on certain other technologies developed by the Company, to date, PT has relied principally upon trademark, copyright and trade secret laws to protect its proprietary technology.

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

Manufacturing and Suppliers

In a fast-paced technology environment, product life cycles generally extend for two to four years. The obsolescence by manufacturers of individual electronic components used in PT’s products is occurring more rapidly than ever before. During 2010, PT completed the transition of its printed circuit board assembly for the hardware elements of PT’s products to a contract manufacturer, Mack Technologies, Inc. (“Mack”), based near Boston, Massachusetts. The purpose of this transition was to bring tangible benefits to PT, which includes more predictable product costs, a significant reduction in capital expenditure requirements, and an enhanced ability to continue to offer cutting-edge technologies in PT’s product lines without sacrificing PT’s high standards of quality. PT performs all system integration and final testing steps of its products at its Rochester facility. The outsourcing of all printed circuit board assembly to one contract manufacturer presents additional risks, including reliance on Mack’s on-time delivery, the quality of Mack’s products, and Mack’s financial wherewithal.

Mack is responsible for the acquisition of most of the electronic components that go into the Company’s printed circuit boards. The lack of availability of components can cause delays in shipments. In addition, the costs and time delays caused by redesigning specific products when components are not available has become a challenging factor in many cases.

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

Employees

As of December 31, 2012, PT had 124 full-time and three part-time employees. Subsequent to December 31, 2012, the Company announced its plan to reduce its staff by ten positions. Management believes its relations with its employees are generally good. PT’s employees are not subject to collective bargaining agreements.

PT’s full-time employees work in the following areas:

Research and Development	63
Sales and Marketing	19
Manufacturing	26
General and Administrative	16
Total	124

Management believes that PT's future success will depend on its ability to continue to attract and retain qualified personnel.

ITEM 1A – Risk Factors

Our global growth is subject to a number of economic risks.

Our revenue and profitability depend on the overall demand for our products and related services and the successful implementation of our strategy. While the economy in the United States appears to be slowly recovering from the great recession of 2008, the government debt crisis in Europe continues to severely diminish liquidity and credit availability for European economies. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, tight credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.

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

The market for our products is generally characterized by rapid technological change and frequent introduction of products based on new technologies. Although we have continued to enhance our products and introduce new products within our OEM Platform offerings, certain platforms in this product family have been in the marketplace for nine years and the latest generation of platforms in this family has been slow to be embraced in the OEM market. Application of our OEM platforms, especially as targeted at the telecommunications industry, is volatile as the effects of new technologies, new standards, and new products contribute to changes in the market and the performance of industry participants. Although we have continued to enhance and introduce new features within our SEGway Signaling Solutions, the SS7 signaling product family has been in the marketplace for more than ten years. The replacement for signaling protocols in IP-based networks (Diameter) has been defined and our next-generation products with this new protocol are currently available. Our future revenue will depend upon our ability to anticipate technological changes and to develop and introduce enhanced products on a timely basis that meet customer requirements and comply with industry standards. New product introductions, or the delays thereof, could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for legacy products decline. Moreover, significant delays can occur between product introduction and market acceptance. The inability to develop new products in a timely manner, the existence of reliability, quality or availability problems in our products, or the failure to achieve market acceptance for our products would have a material adverse effect on our revenue and operating results. Further, current technologies may become obsolete before being replaced by new technologies, which would have a material adverse effect on our revenue and operating results.

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

We cannot assure that our principal customers, including our channel partners, will continue to purchase products from us at current levels. Customers typically do not enter into long-term volume purchase contracts with us and customers have certain rights to extend or delay the shipment of their orders. During 2012, Metaswitch Networks transitioned away from using PT’s OEM platform products in some of its product offerings. As a result, a significant reduction of shipments to Metaswitch began in the second quarter of 2012. The loss of one or more of our major customers, the reduction, delay or cancellation of orders, or a delay in shipment of our products to such customers, would have a material adverse effect on our revenue and operating results.

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

We have held investments in privately held companies from time to time. We may make additional investments in the future in these or other companies. Depending upon the future fortunes of these companies in meeting their operating objectives, an impairment charge or reserves could be recorded on these investments in the future. The occurrence of a future impairment or additional reserve would adversely affect our results of operations.

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

Our products are very complex and may contain errors or defects that could be detected at any point in the life of the product. While we have rigorous quality control and testing procedures for our products, we can provide no absolute assurances that errors or defects will not be found in our products until deployment or long after a product has been deployed. Our products, even if error free, must interoperate with other vendors’ equipment in our customers’ networks and such operation could result in technical problems with our products. A warranty or product liability claim brought against us could result in costly, highly disruptive and time-consuming litigation, which could harm our business. Although our agreements with our customers generally contain provisions designed to limit our exposure to potential warranty and product liability claims, it is possible that these limitations may not be effective to cover all claims. Although we maintain product liability insurance, it may not be sufficient to cover all claims to which we may be subject. Errors and defects or failures to properly interoperate, could cause diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation, increased service and warranty costs or could result in disputes, litigation and product liability losses with our customers. If any of these were to occur, there would be a material adverse effect to our revenue and operating results.

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

We derived approximately 16% and 24% of our revenue for 2012 and 2011 from contracts with agencies of the United States Federal Government or subcontracts with prime contractors or subcontractors of the Federal Government, or contracts with foreign governments. The loss or significant curtailment of any of these government contracts or subcontracts, whether due to PT’s performance or due to interruptions of or changes in governmental funding for such contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are: a significant decline in, or reapportioning of, spending by the Federal Government; changes, delays or cancellations of Federal Government programs or requirements; the adoption of new laws or regulations that affect companies that provide services to the Federal Government; Federal Government shutdowns or other delays in the government appropriations process; changes in the political climate, including with regard to the funding of the products we provide; and general economic conditions.

New regulations related to conflict-free minerals may result in our incurring additional expenses and could limit the supply and increase the cost of certain metals used in our manufacturing processes.

In August 2012, the SEC issued their final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We will be required to conduct specified due diligence activities for the 2013 calendar year, and provide our first report in May 2014. We anticipate that fulfilling our compliance obligations with the rules may be both time consuming and potentially costly. The new rule could also affect sourcing at competitive prices and availability in sufficient quantities of certain of these conflict minerals used in the manufacture of the Company's products or in the provision of the Company's services. The number of suppliers who provide conflict-free minerals may be limited, which could have a material adverse effect on the Company's ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, unexpected consequences to the Company's reputation, the limited number of suppliers, and possible changes in the sourcing of these minerals, could have a material adverse effect on our financial condition and results of operations.

We no longer meet the continued listing requirements of the NASDAQ Stock Market LLC and as a result our common stock may be delisted from trading on NASDAQ, which could have a material effect on us and our stockholders.

On December 27, 2012 the Company was notified by the NASDAQ Stock Market LLC (“NASDAQ”) that PT no longer meets NASDAQ’s continued listing requirement under Listing Rule 5450(a)(1) because the Company’s common stock has traded below $1.00 per share for 30 consecutive business days. The notification letter states that the Company will be afforded 180 calendar days (until June 25, 2013) to regain compliance with the minimum bid price continued listing requirement. To regain compliance, the closing bid price of the common stock must equal or exceed $1.00 per share for a minimum of 10 consecutive business days. If PT does not regain compliance by June 25, 2013, NASDAQ will provide written notification to PT that its securities are subject to delisting. During this time, PT will continue to monitor the closing bid price for its common stock and consider its available options to regain compliance with the NASDAQ minimum bid price requirement, which may include applying for an extension of the compliance period, an appeal to a NASDAQ Listing Qualifications Panel, or a transfer of its listing to The NASDAQ Capital Market.

There can be no assurance that we will be able to comply with this condition, in which case our common stock may be subject to delisting by NASDAQ. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on NASDAQ or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find their ability to trade in our stock to be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 - Properties

PT’s corporate headquarters is located in 32,000 square feet of leased office and manufacturing space in Rochester, New York. This lease expires in June 2017, and the Company may, at its option, reduce its rented space by approximately 11,000 square feet in February 2015. Corporate headquarters includes executive offices, along with sales, marketing, engineering and manufacturing operations.

PT also leases engineering office space in San Diego, California under a lease which expires in November 2013. PT’s Signaling Systems Group is located in 16,000 square feet of office space located in Kanata Ontario (Canada), a suburb of Ottawa. This lease expires in October 2013. PT’s European, Middle East and Africa marketing group occupies leased office space near London, England. The lease for this space expires in March 2013. PT intends to renew the expiring leases under terms the Company finds acceptable and is prepared to move to alternative space in the event such terms are not acceptable.

ITEM 3 - Legal Proceedings

From time to time, PT is involved in litigation relating to claims arising out of its operations in the normal course of business.

PT is not presently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on PT’s results of operations, financial condition or cash flows.

ITEM 4 - Mine Safety Disclosures

Not applicable.

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

2012	High	Low
First Quarter	$2.58	$1.74
Second Quarter	2.56	1.85
Third Quarter	2.25	1.36
Fourth Quarter	1.47	.73

2011	High	Low
First Quarter	$2.11	$1.68
Second Quarter	2.33	1.91
Third Quarter	2.17	1.74
Fourth Quarter	2.00	1.57

On December 27, 2012, the Company received a letter from the NASDAQ Stock Market LLC (“NASDAQ”) notifying PT that it no longer meets NASDAQ’s continued listing requirement under Listing Rule 5450(a)(1) because the Company’s common stock has traded below $1.00 per share for 30 consecutive business days. This notification has no effect at this time on the listing of the Company’s common stock, which will continue to trade on the NASDAQ Global Market.

The notification letter states that the Company will be afforded 180 calendar days (until June 25, 2013) to regain compliance with the minimum bid price continued listing requirement. To regain compliance, the closing bid price of the common stock must equal or exceed $1.00 per share for a minimum of 10 consecutive business days. If PT does not regain compliance by June 25, 2013, NASDAQ will provide written notification to PT that its securities are subject to delisting. During this time, PT will continue to monitor the closing bid price for its common stock and consider its available options to regain compliance with the NASDAQ minimum bid price requirement, which may include applying for an extension of the compliance period, an appeal to a NASDAQ Listing Qualifications Panel, or a transfer of its listing to The NASDAQ Capital Market.

As of February 20, 2013, there were 152 stockholders of record of the Company's common stock.

To date, PT has not paid cash dividends on its common stock and has no expectation to do so for the foreseeable future. PT has not sold any securities during the past three years, other than shares of common stock issued pursuant to stock option exercises. Please refer to Item 12 of Part III for information regarding PT’s equity plans.

ITEM 6 - Selected Financial Data

(in thousands, except per share amounts)

The following selected financial data are derived from our consolidated financial statements:

For the Year Ended December 31:	2012	2011	2010	2009	2008
Sales	$23,320	$36,176	$27,946	$29,491	$40,517
Net (loss) income	(7,138)	(1,163)	(11,177)	(10,112)	1,663
Basic (loss) earnings per share:
Net (loss) income	$(.64)	$(.10)	$(1.01)	$(0.91)	$0.14
Weighted average common shares	11,116	11,116	11,116	11,130	11,601
Diluted earnings per share:
Net income					$0.14
Weight average common and
common equivalent shares					11,611

At December 31:	2012	2011	2010	2009	2008
Working capital (1)	$15,513	$18,657	$23,181	$32,326	$41,220
Total assets	$31,516	$38,749	$40,440	$48,889	$59,318
Total stockholders' equity	$25,020	$31,781	$32,768	$43,616	$53,447
(1) – defined as current assets less current liabilities

See “Financial Overview” of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PT's annual operating performance is subject to various risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes, included elsewhere herein, as well as the risk factors described in Item 1A of Part I of this Form 10-K. PT's future operating results may be affected by various trends and factors, which are beyond PT's control. These risks and uncertainties include, among other factors, business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

For arrangements with multiple deliverables, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. A selling price hierarchy is employed for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. For PT’s multiple deliverable arrangements, our products and services qualify as separate units of accounting. The Company’s multiple deliverable arrangements generally include a combination of telecommunications hardware and software products, services including installation and training, and support services. These arrangements typically have both software and non-software components that function together to deliver the product’s essential functionality. These arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue. Because the Company rarely sells its proprietary hardware and software products on a stand-alone basis or without support, PT isn’t able to establish VSOE for these products. Additionally, PT generally expects that it will not be able to establish TPE due to the proprietary nature of PT’s products and the markets in which we compete. Accordingly, PT expects the selling price of its products to be based on its BESP. PT has established VSOE for its support and services and, therefore, it utilizes VSOE for these elements.

Since the adoption of this guidance on January 1, 2011, we have primarily used the same information used to set pricing strategy to determine BESP. The Company has corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables and the characteristics of the geographical markets in which the deliverables are sold. PT plans to analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At December 31, 2012, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $23 million in order to fully realize the value of the Company's deferred tax assets.  Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its deferred tax assets.

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

Overview

PT, a Delaware corporation founded in 1981, is a global supplier of advanced, high availability network communications solutions.

PT’s product portfolio includes its SEGway™ Diameter and SS7 Signaling Systems, which provide tightly integrated signaling and advanced routing capabilities and applications that uniquely span the mission critical demands of both existing and next-generation 4G LTE and IMS telecommunications networks. The Company’s IPnexus Multi-Protocol Gateways and Servers enable a broad range of IP-interworking in data acquisition, sensor, radar, and control applications for aviation, weather and other infrastructure networks.

PT’s business addresses one industry segment – Communications, and globally targets two primary vertical markets for its network communications products: telecommunications, and government aerospace/defense.

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

Strategy

On January 10, 2013, the Company announced the sharpening of its strategic focus and refinement of its business strategy. This multi-faceted initiative involves concentrating on two product families, transitioning away from other product portfolio elements, and operational expense reductions.

The Company’s strategy is to focus on its high value-add network communications solutions – leveraging its core competencies. In the telecommunications space, PT is building upon its seventeen years of signaling systems experience and its installed customer base for its SEGway SS7 Signaling Systems. The mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/ LTE-based network architectures. As part of this network evolution, service providers’ signaling infrastructure is migrating from SS7 signaling to Diameter signaling. During 2012, PT introduced the SEGway Universal Diameter Router – its premier Diameter Signaling solution set for next-generation 4G LTE networks. The Company expects to be a key player in this growth market by providing high value proposition “best-of-breed” solutions and by taking those solutions to the global market through a combination of strong channel partners and focused direct sales activities.

In the government network infrastructure arena, PT is focused on maximizing the sales of its IPnexus Multi-Protocol IP-interworking solutions. These PT systems have enabled extremely reliable and highly available radar and sensor communications services over IP networks – gathering and delivering vital data such as weather, flight tracking, and ground surveillance. PT’s presence in air traffic control and defense-related communications is approaching 4,000 systems deployed in over 30 different countries. Looking ahead, the Company expects to expand its IPnexus Multi-Protocol Gateways and Servers into new aerospace/defense applications as well as potentially enter new emerging markets such as Energy and Smart-Grid.

As part of its strategic realignment, PT began transitioning out of the general OEM platform business during the fourth quarter 2012. Notices were sent to selected customers informing them of a last-time buy program related to the Company’s OEM platform products. This last-time buy and build program will run through 2014 for major customers. PT will continue to utilize its own open standards platforms as key elements of its network communications solutions and maintain a certain number of strategic customers.

The Company discontinued its own direct sales and development activity on its Xpress SIP applications product line and in December 2012 entered into an agreement with an independent value-added reseller for subsequent Xpress-related sales and support.

The Company reduced its personnel by ten employees, or 8% of its workforce on January 10, 2013. This action reduced operating expenses by approximately $.7 million per year. When combined with the savings from the restructuring PT announced in October 2012, the Company has reduced its break-even expense level by more than $2 million a year. During the first half of 2013, we expect to increase our sales and marketing investments in our Diameter signaling product to accelerate its penetration in this growing market.

In summary, given this concentrated product focus, the substantial steps we have taken to reduce our operating expense levels and our strong and unleveraged balance sheet, management believes PT is now well positioned for a positive future trajectory as economic conditions improve.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers have recently been very sluggish; the total available market for traditional SS7-based signaling products is declining and the market for next-generation 4G network products is currently in an early-stage of growth. Despite the present economic climate, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability is improving because expenses have been aligned with projected revenues and our new channel partners are engaged in selling our products.

Please refer to Part 1, Item 1, under the caption “Business,” for further information regarding the Company’s “Strategy.”

Key Performance Indicator

PT believes that a key indicator for its business is the trend for the volume of orders received from customers. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers, and the mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/LTE-based network architectures. Revenues from our telecommunications customers declined by $8.0 million, or 29%, in 2012, from 2011. Much of this decrease in revenue was due to a much steeper and more rapid decline in sales to the Company’s traditionally largest customer than was anticipated. Sales to this U.K.-domiciled customer declined by $5.5 million year-over-year. In addition, the Company experienced a $1.7 million year over year decline in sales to one signaling systems customer. The economy appears to be recovering unevenly around the world and current business conditions continue to remain quite challenging in the telecommunications equipment market.

Sales into the government aerospace/defense market are typically to prime contractors and system integrators that reflect investment levels by various government agencies and defense agencies in specific programs and projects requiring enhanced communications capabilities. Revenues from the government aerospace/defense market customers declined by $4.9 million, or 57%, in 2012, compared to 2011. This decrease in revenue was partially attributable to the non-recurrence in 2012 of a $2.0 million sale to the Federal Government’s Federal Aviation Administration in 2011.

During 2012, the challenging global economic climate continued to cause customers to limit and/or delay investments in their network infrastructure. Sales to customers amounted to $23.3 million in 2012, compared to $36.2 million in 2011. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders continues to be very challenging.

Financial Overview

Revenue:

Revenue for 2012 amounted to $23.3 million, compared to $36.2 million in 2011. With continued weakness in the global economy and lower demand for the Company’s products, PT experienced a 36% decrease in sales in 2012, compared to 2011. While the Company had anticipated that sales to the Company’s traditionally largest customer would decline as that customer completed its transition away from using PT’s platform products in some of their products, this process occurred earlier and much more rapidly than was anticipated. Shipments to the Company’s traditionally largest customer declined by $5.5 million in 2012, compared to 2011. In addition, the Company experienced a $1.7 million year-over-year decline in sales to one signaling systems customer who did not have such equipment requirements in 2012.

Shipments to customers outside of the United States represented 46% of sales in both 2012 and 2011. Shipments to customers in the United States decreased by $7.0 million in 2012, compared to 2011. Shipments to the United Kingdom represented 8% and 20% of PT’s total sales in 2012 and 2011, respectively. Shipments to various government aerospace/defense customers amounted to $3.7 million, representing a 57% decrease, compared to 2011. This decrease in revenue was partially attributable to the non-recurrence in 2012 of a $2.0 million sale to the Federal Government’s Federal Aviation Administration in 2011. In addition, we believe that during the second half of 2012, aerospace and defense budgets for radar and sensor communications projects were dramatically reduced.

Earnings:

PT incurred a net loss in 2012 amounting to ($7.1 million), or ($.64) per basic share, based on 11.1 million shares outstanding. This loss included:

  Charges for the impairment of software development costs, purchased intangible assets and other assets totaling $.14 per share;
  OEM excess inventory charges of $.12 per share;
  Restructuring charges of $.04 per share;
  Stock-based compensation expense of $.02 per share;
  A discrete income tax charge of $.01 per share; and
  Amortization of purchased intangible assets of $.10 per share.

PT incurred a net loss in 2011 amounting to ($1.2 million), or ($.10) per basic share, based on 11.1 million shares outstanding. This loss included:

  Restructuring charges of $.02 per share;
  Stock-based compensation expense of $.03 per share;
  An impairment charge against vendor software of $.04 per share;
  Write-offs of software development costs of $.02 per share;
  Amortization of purchased intangible assets of $.10 per share; and
  Litigation expenses of $.04 per share.

Cash:

Cash, cash equivalents and investments amounted to $14.3 million and $15.8 million at December 31, 2012 and 2011, respectively, and the Company had no long-term debt at either date. The decrease in cash in 2012 was due primarily to the final $1.0 million payment relating to the 2011 purchase of GENBAND assets and the loss for the year, net of non-cash items, and offset partially by cash flow generated by the Company’s decrease in accounts receivable and inventories.

Cash flows from operating activities totaled $2.5 million in 2012, a $.9 million decline from 2011, when operations provided $3.4 million in cash flows. The 2012 amount included the net loss of ($7.1 million), non-cash revenue of $.3 million, and net bad debt recoveries of $.2 million, offset by non-cash charges including depreciation, amortization, asset write-offs and impairments totaling $5.3 million, an inventory obsolescence charge of $1.4 million, and stock-based compensation expense of $.2 million. In addition, accounts receivable, inventories and prepaid expenses decreased by $2.0 million, $.5 million and $.2 million, respectively, and accounts payable and accrued expenses and deferred revenue each increased by $.2 million. This was partially offset by a $.1 million increase in prepaid income taxes. The increase in accounts receivable was principally due to lower fourth quarter sales in 2012, compared to 2011. The decrease in inventory is primarily attributable to the Company’s ongoing efforts to manage inventory levels relative to revenue expectations.

Cash flows used in investing activities totaled $4.6 million, including the final $1.0 million payment to GENBAND, $.5 million of equipment purchases and $2.3 million of capitalized software costs, offset partially by $.7 million of net investment purchases.

Restructuring Activities:

PT completed one restructuring action during 2012 and announced another subsequent to December 31, 2012.

In October 2012, the Company announced a program to restructure its operations, reduce its workforce, rationalize its product lines, and refocus its resources on initiatives that are more closely aligned with the Company’s near-term objectives and market potential. The program included the elimination of fourteen positions, which represented 10% of the Company’s workforce, for which the Company recorded a fourth quarter charge for severance costs in the amount of $.4 million. Substantially all of this charge resulted in an outlay of cash in the fourth quarter 2012.

In January 2013, the Company announced its decision to sharpen its strategic business focus, concentrate on its high value-add communications product families, transition away from other product portfolio elements, and implement operational expense reductions. In conjunction with this decision, the Company reduced its personnel by ten employees, or 8% of its workforce as of January 10, 2013. As a result of this action, the Company expects to incur first quarter 2013 pre-tax restructuring charges of approximately $.3 million, representing employee-related costs which will result in cash expenditures.

In December 2010, the Company announced its plan to implement a reduction of its existing workforce in response to the continuing challenges of the global economic environment. This program, which was completed in the fourth quarter 2011, was projected to reduce operating expenses by approximately $4.0 million to $4.5 million on an annualized run rate basis. It included closing the San Luis Obispo, California engineering facility and the elimination of 22 sales, marketing and engineering positions, which represented approximately 12% of the Company’s workforce. The Company recorded a pre-tax charge of $0.9 million in the fourth quarter of 2010 and a pre-tax charge of $.2 million in 2011 for severance and other costs related to this program.  This program required an outlay of cash totaling $1.1 in 2011.

Results of Operations

The following table sets forth, for the years indicated, certain consolidated financial data expressed as a percentage of sales, which has been included as an aid to understanding PT’s results and should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements (including the notes thereto) appearing elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of goods sold	53.2%	51.4%	55.7%
Software capitalization and purchased intangible
asset write-offs	6.9%	0.5%	2.1%
OEM excess inventory charge	5.8%
Gross profit	34.1%	48.1%	42.2%

Operating expenses:
Selling and marketing	21.2%	17.7%	29.7%
Research and development	23.9%	19.7%	28.0%
General and administrative	17.1%	12.6%	20.9%
Restructuring charges	1.9%	.7%	4.2%
Impairment charges - vendor software		1.1%
Total operating expenses	64.1%	51.8%	82.8%
Loss from operations	(30.0%)	(3.7%)	(40.6%)

Other income, net	0.2%	0.4%	1.2%
Loss before income taxes	(29.8%)	(3.3%)	(39.4%)
Income tax provision (benefit)	0.8%	(0.1%)	0.6%
Net loss	(30.6%)	(3.2%)	(40.0%)

Year Ended December 31, 2012 compared with the Year Ended December 31, 2011

Sales. Total revenue for 2012 amounted to $23.3 million, compared to $36.2 million for 2011. PT’s products have been grouped into two primary vertical markets within one segment, communications. Revenue from each product category is expressed as a percentage of sales for the periods indicated:

	2012	2011
Telecommunications	84%	76%
Military, aerospace and government systems	16%	24%
Total	100%	100%

Telecommunications products:

Revenue from telecommunications products amounted to $19.6 million and $27.6 million in 2012 and 2011, respectively. This decrease in revenue of $8.0 million, or 29%, was primarily due to a much steeper and more rapid decline in sales to the Company’s traditionally largest customer than was anticipated. Sales to this customer declined by $5.5 million year-over-year. In addition, the Company experienced a $1.7 million year-over-year decline in sales to one signaling systems customer.

As part of its strategic realignment, PT began transitioning out of the general OEM platform business during the fourth quarter 2012. Notices were sent to selected customers informing them of a last-time buy program related to the Company’s OEM platform products. This last-time buy and build program will run through 2014 for major customers. PT will continue to utilize its own open standards platforms as key elements of its network communications solutions and maintain a certain number of strategic customers.

The Company discontinued its own direct sales and development activity on its Xpress SIP applications product line and in December 2012 entered into an agreement with an independent value-added reseller for subsequent Xpress-related sales and support.

Looking ahead, PT’s telecommunications product portfolio includes its SEGway Diameter and SS7 Signaling Systems, which provide tightly integrated signaling and advanced routing capabilities and applications that uniquely span the mission critical demands of both existing and next-generation 4G LTE and IMS telecommunications networks.

Government aerospace/defense products:

The Company’s IPnexus Multi-Protocol Gateways and Servers enable a broad range of IP-interworking in data acquisition, sensor, radar, and control applications for aviation, weather and other infrastructure networks. We continue to work with numerous prime contractors to incorporate these products into specific programs and projects requiring enhanced communications capabilities. Revenue from government aerospace/defense products amounted to $3.7 million and $8.6 million in 2012 and 2011, respectively. This decrease of $4.9 million, or 57%, was principally due to the non-recurrence of a $2.0 million sale in 2011 to support the Federal Aviation Administration, plus sales decreases totaling $1.9 million to two Federal government prime contractors.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit totaled $8.0 million and $17.4 million in 2012 and 2011, respectively, a decrease of $9.4 million, or 54%. The decline in gross margin was primarily caused by the decrease in sales, the impairment of software development costs, purchased intangible assets and other assets, and an OEM excess inventory charge. Gross margin was 34.1% and 48.1% of sales for 2012 and 2011, respectively. An impairment charge of $1.6 million was recorded in 2012 to write off the recorded value of software development costs and purchased intangible assets relating to the Company’s Xpress product family. In addition, an inventory obsolescence charge totaling $1.4 million was recorded in 2012 to reflect the Company’s decision to transition away from its general OEM platform products. These two charges represent 6.9% and 5.8% of sales, respectively.

Without including these charges, cost of goods sold as a percentage of sales increased from 51% in 2011 to 53% in 2012, primarily due to reduced utilization of relatively fixed manufacturing labor and overhead costs due to the Company’s significantly lower sales, offset partially by an improved sales mix toward higher-margin, higher software content products. Included in cost of goods sold is the amortization of software development costs and purchased intangible assets, which totaled $2.8 million and $3.0 million in 2012 and 2011, respectively, excluding the charges for the impairment of capitalized software development projects and purchased intangible assets discussed above.

Total Operating Expenses. Total operating expenses in 2012 amounted to $14.9 million including restructuring expenses of $.4 million, and stock compensation expense of $.2 million. Total operating expenses in 2011 amounted to $18.8 million including restructuring charges of $.3 million, an impairment charge-vendor software of $.4 million and stock compensation expense of $.3 million. Total operating expenses decreased $3.8 million from 2011 to 2012, as discussed below.

Selling and marketing expenses amounted to $4.9 million and $6.4 million in 2012 and 2011, respectively. This decrease of $1.5 million, or 23%, was principally the result of reduced numbers of sales and marketing personnel primarily due to the Company’s December 2010 restructuring program, lower sales commissions, and lower trade show expenses.

Research and development expenses amounted to $5.6 million and $7.1 million in 2012 and 2011. The Company capitalizes certain software development costs, which reduces the amount charged to research and development expenses. Amounts capitalized were $2.0 million in both 2012 and 2011. Gross research and development expenditures were $7.6 million and $9.1 million in 2012 and 2011, respectively. The decrease in gross research and development expenditures totaled $1.5 million, or 16%, and was primarily due to the effect of the Company’s decision to close its engineering center in San Luis Obispo, California, as well as the reduction in personnel that occurred in 2012, plus lower new product prototype costs.

General and administrative expenses totaled $4.0 million and $4.6 million for 2012 and 2011, respectively. General and administrative expenses in 2011 were unusually high due to the costs associated with the Company’s defense of intellectual property litigation instituted by one of the Company’s competitors. This litigation was dismissed in May 2011. These litigation-related expenses totaled $.4 million in 2011.

During 2011, PT recorded a $.4 million charge to impair certain assets in conjunction with the Company’s termination of a value-added reseller agreement. In addition, a $.1 million out-of-period charge was recorded in 2011 to reduce the recorded balance of software development costs.

Restructuring charges amounted to $.4 million and $.3 million in 2012 and 2011, respectively. In 2012, the Company announced its decision to restructure its operations, reduce its workforce, rationalize its product lines, and refocus its resources on initiatives that are more closely aligned with the Company’s near-term objectives and market potential. The program included the elimination of fourteen positions, which represented 10% of the Company’s workforce, for which the Company recorded a fourth quarter charge for severance costs in the amount of $.4 million.

In December 2010, the Company announced a reduction in force, which was completed during 2011. A restructuring charge of $.3 million was recorded in 2011 in connection with this action.

A summary with respect to the 2012 and 2011 restructuring activities is as follows (amounts in millions):

	Number of employees	Severance Reserve	Lease commit- ments and other	Total
Balance at January 1, 2011	23	$.9	$—	$.9
2011 restructuring charges	2	.1	.1	.2
2011 utilization	(25)	(1.0)	(.1)	(1.1)
Balance at December 31, 2011	—	—	—	—
2012 restructuring charges	14	.4	—	.4
2012 utilization	(14)	(.4)	—	(.4)
Balance at December 31, 2012	—	$—	$—	$—

All utilization amounts except $.1 million in 2011 represent cash payments.

Other Income, net. Other income consists primarily of interest income and totaled $.1 million in 2012 as compared to $.2 million in 2011. This decrease was due to continued depressed yields the Company is earning on its investments and lower average cash and investment balances in 2012, compared to 2011, plus the effect of a $.06 million out-of-period charge to adjust the recorded balance of accumulated other comprehensive income. As of December 31, 2012, the Company’s funds are primarily invested in high-quality corporate bonds of short duration, government-backed money market funds, and municipal bonds.

Income taxes. The effective income tax rate is a combination of federal, state and foreign tax rates and is generally lower than statutory rates because it includes benefits derived from tax credits related to research and development activities in the United States and Canada, and tax-exempt interest income. The Company carries a full valuation allowance against its net deferred income tax assets.

For 2012, the income tax provision amounted to $.2 million and includes a tax provision relating to the possible repatriation of foreign subsidiaries’ earnings and the recording of a full valuation allowance against the Company’s foreign subsidiaries’ deferred tax assets. Unlike 2011, the 2012 tax provision excludes the effect of expected foreign investment and research credits, which are now presented as a reduction of research and development expenses. For 2011, the income tax benefit amounted to $.02 million and includes the effect of refundable foreign investment and research tax credits.

Stock compensation expense. Cost of goods sold and operating expenses include stock compensation expense, which totaled $.2 million and $.3 million in 2012 and 2011, respectively.

Year Ended December 31, 2011 compared with the Year Ended December 31, 2010

The following discussion references a number of products which, as detailed in this annual report, the Company has discontinued. Those products were sold in 2011 and 2010 and are therefore included in this discussion.

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

Telecommunications products:

Telecommunications products are comprised of Application-Ready Platforms, SEGway signaling systems and Xpress products. PT’s Application-Ready Platforms are designed for high availability, scalability, and long life cycle deployments and are sold to telecommunication equipment manufacturers. The Company’s SEGway signaling products, which are built on our Application-Ready Platforms, provide a full suite of signaling solutions that seamlessly bridge between circuit-switched networks and growing “IP-based” networks. PT’s Xpress products are a portfolio of SIP-based applications and enabling infrastructure for next-generation network (NGN) architectures.

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

Military, aerospace and government products:

Our Government Systems group continues to work with numerous prime contractors to incorporate PT's Multi-Protocol Gateways and Servers into specific programs and projects requiring enhanced communications capabilities. Revenue from military, aerospace and government system products was $8.6 million and $5.3 million in 2011 and 2010, respectively. This increase of $3.3 million, or 61%, included increased shipments to two customers amounting to $1.5 million and $.7 million, respectively.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, and expenses associated with engineering contracts and the technical support function. Gross profit totaled $17.4 million and $11.8 million in 2011 and 2010, respectively, an increase of $5.6 million, or 47%. Gross margin was 48.1% and 42.2% of sales for 2011 and 2010, respectively. Of the increase in margin, $.4 million resulted from a decrease in charges to write off or write down to estimated net realizable value software development costs. Such charges totaled $.2 million and $.6 million in 2011 and 2010, respectively. The most significant factors impacting the improved gross margin were the increase in revenue; an improvement in product mix toward higher-margin, more software-content products, especially our signaling products; and better utilization of the Company’s fixed manufacturing labor and overhead due to the increase in sales. Included in cost of goods sold is the amortization of software development costs and purchased intangible assets, which totaled $3.0 million and $2.1 million in 2011 and 2010, respectively, excluding the charges for the write down of capitalized software development projects discussed above. The amount of amortization recorded in 2011 increased by $.9 million, as compared to 2010, due to the amortization associated with the purchase of signaling technology from GENBAND in January 2011. This technology is being amortized over a five-year estimated life.

Total Operating Expenses. Total operating expenses in 2011 amounted to $18.8 million including restructuring expenses of $.3 million, an impairment charge-vendor software of $.4 million and stock compensation expense of $.3 million. Total operating expenses in 2010 amounted to $23.1 million including restructuring charges of $1.2 million and stock compensation expense of $.4 million. Total operating expenses decreased $4.3 million from 2010 to 2011, as discussed below.

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

A summary of the activity with respect to the 2011 and 2010 restructuring activity is as follows (amounts in millions):

	Number of employees	Severance Reserve	Lease commitments and other	Total
Balance at January 1, 2010	—	$—	$—	$—
2010 restructuring charges	36	1.1	.1	1.2
2010 utilization	(13)	(.2)	(.1)	(.3)
Balance at December 31, 2010	23	.9	—	.9
2011 restructuring charges	2	.1	.1	.2
2011 utilization	(25)	(1.0)	(.1)	(1.1)
Balance at December 31, 2011	—	$—	$—	$—

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

Stock compensation expense. Cost of goods sold and operating expenses include stock compensation expense which totaled $.3 million and $.4 million in 2011 and 2010, respectively.

Liquidity and Capital Resources

At December 31, 2012, our primary sources of liquidity are cash, cash equivalents and investments. The Company does not currently have a revolving credit facility. Together, cash, cash equivalents and investments totaled $14.3 million and $15.8 million at December 31, 2012 and 2011, respectively. The decrease in cash, cash equivalents and investments amounted to $1.5 million and is primarily the result of the Company’s final $1.0 million payment relating to the 2011 purchase of GENBAND assets and the loss for the year, net of non-cash items, and offset partially by cash flow generated by the Company’s decrease in accounts receivable and inventories. The Company had working capital of $15.5 million and $18.7 million at December 31, 2012 and 2011, respectively. The decrease in working capital amounted to $3.2 million and can be largely attributed to the final GENBAND payment, capital expenditures totaling $.5 million, and $.7 million of net purchases of investments. In 2012, the Company also used cash to fund capitalized software development costs of $2.3 million.

Cash flows from operating activities totaled $2.5 million in 2012, a $.9 million decline from 2011, when operations provided $3.4 million in cash flows. The 2012 amount included the net loss of ($7.1 million), non-cash revenue of $.3 million, and net bad debt recoveries of $.2 million, offset by non-cash charges including depreciation, amortization, asset write-offs and impairments totaling $5.3 million, an inventory obsolescence charge of $1.4 million, and stock-based compensation expense of $.2 million. In addition, accounts receivable, inventories and prepaid expenses decreased by $2.0 million, $.5 million and $.2 million, respectively, and accounts payable and accrued expenses, and deferred revenue each increased by $.2 million. This was partially offset by a $.1 million increase in prepaid income taxes. The increase in accounts receivable was principally due to lower fourth quarter sales in 2012, compared to 2011. The decrease in inventory is primarily attributable to obsolescence charges.

While cash flow from operations was positive for 2012, the Company is prepared to take measures and consider alternatives to further reduce its costs should significant negative cash flow from operations occur.

Cash used by investing activities during 2012 amounted to $4.6 million, compared to cash used by investing activities during 2011, which amounted to $6.5 million. Cash used by investing activities resulted primarily from the Company’s final $1.0 million payment for the purchase of software, equipment, inventory and intellectual property from GENBAND in early 2012 and payments to acquire property, equipment and improvements of $.5 million. In addition, the Company capitalized $2.3 million of software development costs and had a net increase in investments totaling $.7 million. Cash used by investing activities during 2011 amounted to $6.5 million resulting primarily from payments to acquire software, equipment, inventory and intellectual property from GENBAND which totaled $4.4 million, purchases of property, equipment and improvements of $.3 million, and capitalized software development costs of $2.0 million, offset partially by net sales of investments, which amounted to $.2 million.

In 2012, management continued to take measures to align expenses with projected revenue levels and in January 2013, the Company reduced its personnel by ten employees, or 8% of its workforce. Management believes that the Company’s current cash, cash equivalents and investments will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months. However, if revenue levels are not sustained, expenses may need to be reduced further. Furthermore, management is continuing to evaluate strategic acquisitions to accelerate the Company’s growth and market penetration efforts. These strategic acquisition efforts could have an impact on our working capital, liquidity or capital resources.

Off-Balance Sheet Arrangements:

The Company had no off-balance sheet arrangements during 2012.

Contractual Obligations:

The Company leases facilities under operating leases. PT’s corporate headquarters is located in 32,000 square feet of leased office and manufacturing space in Rochester, New York, for which the Company pays rent of approximately $30,000 per month. This lease expires in June 2017, and the Company may, at its option, reduce its rented space by approximately 11,000 square feet in February 2015. Corporate headquarters includes executive offices, along with sales, marketing, engineering and manufacturing operations.

During 2011, the Company exercised its option to early terminate its lease for its former facility in San Luis Obispo, California, effective April 30, 2011.

The Company leases office space in Kanata, Ontario, Canada under a lease which was extended in 2011. This lease terminates in October 2013. Rent payments under this lease, including payments of minimum operating costs, amount to $435,000CDN annually (approximately $435,000USD at December 31, 2012), with annual inflationary adjustments.

PT also leases engineering office space in San Diego, California under a lease which expires in November 2013. Rent payments under this lease will amount to $80,000 in 2013.

The Company leases office space near London, England under a contract which expires in March 2013.

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

Due to uncertainties regarding whether, and when, the Company’s tax returns may be examined by the applicable taxing authorities, and the uncertain possible outcomes of such examinations, if any, an estimate of the timing of payments related to uncertain tax positions and related interest cannot be made. See Note L, “Income Taxes,” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s uncertain tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance was effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company).  The guidance required changes in financial statement presentation only and has had no impact on the Company's financial position or results of operations.

In January 2013, the FASB issued authoritative guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company does not expect the adoption of this standard, which is required for reporting periods beginning in 2013, to have an impact on its consolidated financial position or results of operations.

Fair Value Measurement and Disclosures:

In May 2011, the FASB issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance was effective for the Company for reporting periods beginning in 2012.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Performance Technologies, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Performance Technologies, Incorporated and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

March 6, 2013

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,546,000	$9,641,000
Investments (Note D)	4,794,000	2,798,000
Accounts receivable, net (Note E)	3,775,000	5,622,000
Inventories (Note F)	3,615,000	5,421,000
Prepaid expenses and other assets	932,000	1,155,000
Prepaid income taxes (Note L)	206,000	67,000
Deferred income taxes (Note L)	445,000	368,000
Total current assets	21,313,000	25,072,000

Investments (Note D)	1,969,000	3,362,000
Property, equipment and improvements, net (Note G)	1,683,000	1,891,000
Software development costs, net (Note M)	3,716,000	3,932,000
Purchased intangible assets, net (Notes B and C)	2,835,000	4,390,000
Deferred income taxes (Note L)		102,000
Total assets	$31,516,000	$38,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,134,000	$1,015,000
Accrued expenses (Note H)	1,664,000	1,547,000
Deferred revenue	3,002,000	2,808,000
Fair value of foreign currency hedge contracts (Note O)		46,000
Other payable (Note B)		999,000
Total current liabilities	5,800,000	6,415,000

Deferred income taxes (Note L)	696,000	553,000
Total liabilities	6,496,000	6,968,000

Commitments and contingencies (Notes I and P)

Stockholders’ equity:
Preferred stock - $.01 par value: 1,000,000
shares authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized; 13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,591,000	17,347,000
Retained earnings	17,099,000	24,237,000
Accumulated other comprehensive income (loss)	15,000	(118,000)
Treasury stock – at cost; 2,188,199 shares held	(9,818,000)	(9,818,000)
Total stockholders’ equity	25,020,000	31,781,000
Total liabilities and stockholders’ equity	$31,516,000	$38,749,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010

Product sales	$18,440,000	$32,103,000	$24,920,000
Support and service revenue	4,880,000	4,073,000	3,026,000
Total revenue	23,320,000	36,176,000	27,946,000
Cost of goods sold	12,416,000	18,585,000	15,558,000
Impairments of software development costs, purchased intangible assets and other assets (Notes C and M)	1,600,000	175,000	604,000
OEM excess inventory charge (Notes C and F)	1,351,000
Gross profit	7,953,000	17,416,000	11,784,000

Operating expenses:
Selling and marketing	4,935,000	6,410,000	8,301,000
Research and development	5,583,000	7,124,000	7,823,000
General and administrative	3,997,000	4,568,000	5,824,000
Restructuring charges (Note Q)	434,000	253,000	1,176,000
Impairment charge – vendor software (Note G)		400,000
Total operating expenses	14,949,000	18,755,000	23,124,000
Loss from operations	(6,996,000)	(1,339,000)	(11,340,000)

Other income, net	52,000	154,000	329,000
Loss before income taxes	(6,944,000)	(1,185,000)	(11,011,000)
Income tax provision (benefit)	194,000	(22,000)	166,000
Net loss	$(7,138,000)	$(1,163,000)	$(11,177,000)

Basic loss per share	$(.64)	$(.10)	$(1.01)

Weighted average number of common shares
used in basic loss per share	11,116,397	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010

Net loss	$(7,138,000)	$(1,163,000)	$(11,177,000)
Change in unrealized gain (loss) on foreign currency hedge contracts	46,000	(57,000)	(117,000)
Change in unrealized gain (loss) on available-for-sale investments	87,000	(72,000)
Other comprehensive income (loss)	133,000	(129,000)	(117,000)
Comprehensive loss	$(7,005,000)	$(1,292,000)	$(11,294,000)

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

						Accumulated
	Common	Common	Additional			Other
	Stock	Stock	Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance -
January 1, 2010	13,304,596	$133,000	$16,596,000	$36,577,000	$(9,818,000)	$128,000	$43,616,000
Comprehensive loss				(11,177,000)		(117,000)	(11,294,000)
Stock compensation expense			446,000				446,000
Balance -
December 31, 2010	13,304,596	133,000	17,042,000	25,400,000	(9,818,000)	11,000	32,768,000
Comprehensive loss				(1,163,000)		(129,000)	(1,292,000)
Stock compensation expense			305,000				305,000
Balance -
December 31, 2011	13,304,596	133,000	17,347,000	24,237,000	(9,818,000)	(118,000)	31,781,000
Comprehensive (loss) income				(7,138,000)		133,000	(7,005,000)
Stock compensation expense			244,000				244,000
Balance -
December 31, 2012	13,304,596	$133,000	$17,591,000	$17,099,000	$(9,818,000)	$15,000	$25,020,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(7,138,000)	$(1,163,000)	$(11,177,000)
Non-cash adjustments:
Depreciation and amortization	3,743,000	3,767,000	2,959,000
Stock-based compensation expense	244,000	305,000	446,000
Impairment of long-lived assets	1,600,000	575,000	666,000
OEM excess inventory charge	1,351,000
(Recovery) provision for bad debts	(161,000)	75,000	91,000
Revenue from non-monetary exchange	(257,000)
Loss (gain) on disposal of assets	9,000	32,000	(75,000)
Non-cash interest and other	1,000	26,000
Deferred income taxes	168,000	38,000	191,000
Realized loss on maturity of investments		17,000
Changes in operating assets and liabilities:
Accounts receivable	2,008,000	(219,000)	973,000
Inventories	455,000	2,433,000	(3,328,000)
Prepaid expenses and other assets	164,000	(215,000)	(120,000)
Accounts payable and accrued expenses	236,000	(3,122,000)	2,787,000
Deferred revenue	194,000	862,000	(374,000)
Income taxes payable and prepaid income taxes	(139,000)	(36,000)	423,000
Net cash provided (used) by operating activities	2,478,000	3,375,000	(6,538,000)

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets	(1,000,000)	(4,378,000)
Purchases of property, equipment and improvements	(530,000)	(300,000)	(1,341,000)
Capitalized software development costs	(2,295,000)	(2,037,000)	(2,261,000)
Purchases of investments	(3,501,000)	(4,782,000)	(5,344,000)
Proceeds from sales and maturities of investments	2,753,000	4,963,000	10,605,000
Proceeds from sale of equipment		4,000	112,000
Net cash (used) provided by investing activities	(4,573,000)	(6,530,000)	1,771,000

Net decrease in cash and cash equivalents	(2,095,000)	(3,155,000)	(4,767,000)
Cash and cash equivalents at beginning of year	9,641,000	12,796,000	17,563,000
Cash and cash equivalents at end of year	$7,546,000	$9,641,000	$12,796,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Net income taxes refunded	$64,000	$26,000	$475,000
Purchased intangible assets acquired in non-monetary exchange	$257,000
Non-cash investing activity:
Other payable incurred for the purchase of assets		$973,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A – Nature of Business and Summary of Significant Accounting Policies

The Company: Performance Technologies, Incorporated (“the Company”, “PT”) was formed in 1981 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is a global supplier of advanced high-availability communications solutions.

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

Reclassifications and Adjustments: An out-of-period charge amounting to $63,000 was made to other income during 2012 to adjust the recorded balance of unrealized gain (loss) on available-for-sale securities, and a $94,000 out-of-period charge was recorded in 2011 to reduce the recorded balance of software development costs. These adjustments did not have a material impact on our consolidated financial statements.

Prior year amounts for current and non-current deferred taxes have been corrected to conform with the current year presentation to reflect the pro-rata allocation of the Company's full valuation allowance against its netdeferred tax assets. The correction resulted in an increase of $368,000 in current deferred tax assets, an increase of $102,000 in non-current deferred tax assets, and an increase of $470,000 of non-current deferred tax liabilities. This adjustment did not have any impact on the 2011 results of operations.

Concentration of Credit Risk: Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of bank deposits, investments, and accounts receivable. Investments consist of high quality, interest bearing financial instruments. Included in cash and cash equivalents at December 31, 2012 are $1.3 million of AAA-rated money market funds and $4.9 million of deposits with one AA- rated Canadian bank.

The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable. As of December 31, 2012, two customers represented 21% and 15% of net accounts receivable, respectively. As of December 31, 2011, three customers represented 25%, 14% and 11% of net accounts receivable, respectively.

Fair Value of Financial Instruments: The carrying amounts of the Company's accounts receivable and accounts payable approximate fair values at December 31, 2012 and 2011, as the maturity of these instruments are short term. The fair value of investments is discussed in Note D – Investments.

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

Revenue Recognition for Arrangements with Multiple Deliverables –

For arrangements with multiple deliverables, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. A selling price hierarchy is employed for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. For PT’s multiple deliverable arrangements, our products and services qualify as separate units of accounting. The Company’s multiple deliverable arrangements generally include a combination of telecommunications hardware and software products, services including installation and training, and support services. These arrangements typically have both software and non-software components that function together to deliver the product’s essential functionality. These arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue. Because the Company rarely sells such products on a stand-alone basis or without support, PT isn’t able to establish VSOE for these products. Additionally, PT generally expects that it will not be able to establish TPE due to the proprietary nature of PT’s products and the markets in which we compete. Accordingly, PT expects the selling price of its proprietary hardware and software products to be based on its BESP. PT has established VSOE for its support and services and, therefore, it utilizes VSOE for these elements.

Since the adoption of this guidance on January 1, 2011, we have primarily used the same information used to set pricing strategy to determine BESP. The Company has corroborated the BESP with our historical sales prices, the anticipated margin on the deliverable, the selling price and profit margin for similar deliverables and the characteristics of the geographical markets in which the deliverables are sold. PT plans to analyze the selling prices used in our allocation of arrangement consideration at least semi-annually. Selling prices will be analyzed more frequently if a significant change in our business necessitates a more timely analysis.

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

Derivative Financial Instruments: The Company may use derivative financial instruments from time to time as foreign currency hedges of a portion of the costs of its Canadian and United Kingdom operations. The fair value of these derivative instruments is estimated in accordance with the framework for measuring fair value contained in GAAP and is recorded as either an asset or liability in the balance sheet based on changes in the current spot rate, as compared to the exchange rates specified in the contracts. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The fair value measurement of the Company’s derivative instruments is estimated using Level 2 inputs, which are inputs other than quoted prices that are directly or indirectly observable for the asset or liability (See Note O).

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

Advertising: Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Operations. Advertising expense, including web-based marketing expenses, amounted to $44,000, $108,000, and $93,000 for 2012, 2011, and 2010, respectively.

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

Prior to the fourth quarter 2010, the Company had not provided for federal and state income taxes on the accumulated earnings of its Canadian subsidiary as it was the Company’s intent to indefinitely reinvest such earnings in the operations of the subsidiary. As of December 2010, the Company now believed that it is reasonably possible that a portion of such accumulated earnings may be repatriated in the foreseeable future. As such, during 2012, 2011 and 2010, the Company recorded a deferred tax provision amounting to $65,000, $48,000 and $138,000, respectively, calculated based on the amount of earnings of the Canadian subsidiary that the Company may repatriate, recorded at the federal and state marginal tax rates, less the amount of net operating losses and tax credit carry-forwards that can be used to offset the federal and state tax.

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

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Due to the net losses in 2012, 2011 and 2010, diluted earnings per share are equal to basic earnings per share. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive employee stock options and unvested restricted stock, if any, applying the treasury stock method. Diluted earnings per share calculations exclude the effect of approximately 1,654,000, 1,688,000 and 1,663,000 options in 2012, 2011 and 2010, respectively, since such options have an exercise price in excess of the average market price of the Company’s common stock.

Stock Options and Stock-Based Employee Compensation: In 2003, the stockholders approved the 2003 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. Awards under the 2003 Omnibus Incentive Plan may include stock options, stock appreciation rights, restricted stock and other stock performance awards as determined by the Board of Directors. During 2012, the stockholders approved the 2012 Omnibus Incentive Plan pursuant to which 1,500,000 shares of common stock were reserved for future grants. At December 31, 2012, 394,000 shares were available for future grant under the 2003 Plan and 1,500,000 shares were available for grant under the 2012 Plan.

Stock options may be granted to any officer or employee at not less than the fair market value at the date of grant (not less than 110% of the fair market value in the case of holders of more than 10% of the Company's common stock). Options granted under the plans generally expire between five and ten years from the date of grant and vest in periods ranging from one year to five years.

The Company recognizes compensation expense in the financial statements for share-based awards based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term.

The Company may either issue shares or utilize treasury stock shares upon employees’ stock option exercises. In 2012, 2011 and 2010 there were no exercises of stock options.

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

Shipments to customers outside of the United States represented 46%, 46% and 58% of sales in 2012, 2011 and 2010, respectively. In 2012, 2011 and 2010, export shipments to the United Kingdom represented 8%, 20% and 26% of sales, respectively. The Company maintains significant amounts of long-lived assets in the United States and Canada.

For 2012, 2011, and 2010, four customers accounted for approximately 32%, 38% and 39% of sales respectively. In 2012, one customer accounted for 14% of sales. In 2011, one customer accounted for 19% of sales. In 2010, one customer accounted for 24% of sales.

As of December 31, 2012, all of the Company’s printed circuit board assembly operations are conducted by one vendor and platform chassis are manufactured by two contract manufacturers.

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

The Company’s assets measured at fair value on a recurring basis at December 31, 2012 were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,262,000	$1,501,000	$—
Total assets measured at fair value	$5,262,000	$1,501,000	$—

There were no liabilities measured at fair value on a recurring basis at December 31, 2012.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$4,260,000	$1,900,000	$—
Total assets measured at fair value	$4,260,000	$1,900,000	$—

Liabilities:
Foreign currency hedge contracts	$—	$46,000	$—
Total liabilities measured at fair value	$—	$46,000	$—

Foreign currency hedge contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs. We use these derivative instruments to mitigate the effect of changing foreign currency exchange rates on our expense levels in our Canadian operations. All contracts are recorded at fair value and marked to market at the end of each reporting period and realized and unrealized gains and losses are included in net income for that period.

Contingencies and Related Legal Costs: An accrual of losses related to contingencies is made when, in the opinion of management and legal counsel, if applicable, the likelihood of loss is deemed probable and the amount of loss is reasonably estimable. Related legal costs are expensed as incurred. (See Note P).

Recent Accounting Pronouncements: From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Comprehensive Income:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance was effective retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2011 (an effective date of January 1, 2012 for the Company).  The guidance required changes in financial statement presentation only and has had no impact on the Company's financial position or results of operations.

In January 2013, the FASB issued authoritative guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company does not expect the adoption of this standard, which is required for reporting periods beginning in 2013, to have an impact on its consolidated financial position or results of operations.

Fair Value Measurement and Disclosures:

In May 2011, the FASB issued authoritative guidance that amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance was effective for the Company for reporting periods beginning in 2012.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

The total consideration for these assets amounted to $5,378,000, of which $4,000,000 was paid at closing in January 2011, $378,000 was paid for transaction-related costs, and $1,000,000 was due in January 2012.  This payable, discounted at 3%, had a present value of $973,000 at the date of closing and $999,000 at December 31, 2011. The full balance of $1,000,000 was paid in January 2012.

Approximately $613,000 of the total consideration for the GENBAND assets was allocated to property, plant and equipment, $67,000 to inventory, and the remainder was allocated to purchased intangible assets, including the estimated value of the support contract, which amounted to $420,000, and purchased developed technologies, which amounted to $4,260,000.

Note C – Purchased Intangible Assets and Asset Impairments

In addition to the software technologies acquired from GENBAND, purchased intangible assets include the technologies acquired in 2009 from Pactolus with a cost of $835,000. Purchased intangible assets are being amortized over estimated useful lives of three to five years.

In the fourth quarter 2012, the Company made the decision to transition out of its general OEM platform and Xpress product lines and to focus on its Signaling and Multi-Protocol IP-internetworking product families. As a result of this business decision, the Company recorded a fourth quarter 2012 impairment charge against purchased intangible assets, capitalized software development costs and other assets associated with these product lines. This impairment charge totaled $1,600,000, of which $656,000 reduced the recorded value of purchased intangible assets, $885,000 reduced the recorded value of capitalized software development costs (see Note M), and $59,000 reduced the recorded value of other assets. In addition, in conjunction with this decision, the Company recorded a charge to increase its reserve for excess and obsolete inventories amounting to $1,351,000 (see Note F) which reduces its carrying value of the inventories for its OEM Platform product line.

Purchased intangible assets consist of the following:

	At December 31,
	2012	2011
Purchased developed technologies	$5,352,000	$5,095,000
Support contracts	420,000	420,000
Total	5,772,000	5,515,000
Less: impairment charge	(656,000)
Less: accumulated amortization	(2,281,000)	(1,125,000)
Purchased intangible assets, net	$2,835,000	$4,390,000

Amortization of purchased intangible assets totaled $1,812,000, $1,094,000 and $31,000 in 2012, 2011 and 2010, respectively, including the impairment charge of $656,000 in 2012. Amortization of purchased intangible assets will total approximately $936,000, $936,000, $936,000, and $27,000 in 2013, 2014, 2015 and 2016, respectively.

Note D – Investments

Investments consisted of the following:

	At December 31,
	2012		2011
	Amortized cost	Fair value	Amortized cost	Fair value
Corporate bonds	$5,247,000	$5,262,000	$4,328,000	$4,260,000
Municipal bonds	1,501,000	1,501,000	504,000	500,000
Guaranteed investment certificates	—	—	1,400,000	1,400,000
Total investments	6,748,000	6,763,000	6,232,000	6,160,000
Less-current investments	(4,786,000)	(4,794,000)	(2,849,000)	(2,798,000)
Non-current investments	$1,962,000	$1,969,000	$3,383,000	$3,362,000

All income generated from the Company’s investments is recorded net of bond premium amortization in other income, net, and totaled $22,000, $169,000 and $198,000 in 2012, 2011 and 2010, respectively.

The Company’s bond investments have a cumulative par value of $6,678,000 at December 31, 2012. Nine of these bonds with a cumulative par value of $4,748,000 mature in 2013 and are classified as current assets, while four bonds with a cumulative par value of $1,930,000 mature in 2014 and are classified as non-current assets.

Note E – Accounts Receivable, net

Accounts receivable consisted of the following:

	At December 31,
	2012	2011
Accounts receivable	$3,905,000	$5,942,000
Less: allowance for doubtful accounts	(130,000)	(320,000)
Net	$3,775,000	$5,622,000

The (recovery of) provision for doubtful accounts is included in selling and marketing expenses and amounted to $(161,000), $75,000 and $91,000 in 2012, 2011 and 2010, respectively.

Note F – Inventories

Inventories consisted of the following:

	At December 31,
	2012	2011
Purchased parts and components	$1,245,000	$2,036,000
Work in process and purchased assemblies	1,631,000	2,015,000
Finished goods	739,000	1,370,000
Net	$3,615,000	$5,421,000

In conjunction with the Company’s decision in the fourth quarter 2012 to transition away from its OEM platform products, a charge amounting to $1,351,000 was recorded to increase its reserve for excess and obsolete inventories (see Note C).

Note G – Property, Equipment and Improvements, net

Property, equipment and improvements consisted of the following:

	At December 31,
	2012	2011
Land	$407,000	$407,000
Engineering equipment and software	6,618,000	6,698,000
Manufacturing equipment	1,196,000	1,141,000
Furniture and equipment	1,621,000	1,608,000
Leasehold improvements	289,000	412,000
	10,131,000	10,266,000
Less: accumulated depreciation and amortization	(8,448,000)	(8,375,000)
Net	$1,683,000	$1,891,000

Total depreciation and amortization expense for equipment and improvements for 2012, 2011 and 2010 was $719,000, $748,000 and $766,000, respectively.

The net book value of property, equipment and improvements located in the United States was $987,000 and $951,000 at December 31, 2012 and 2011, respectively. Substantially all of the Company’s property, equipment and improvements outside the United States are located in Canada.

During 2010, the Company paid one-time license fees totaling $580,000 to acquire certain software technologies, which the Company planned to use in synergistic combination with its captive technologies to develop new end-market products. These amounts were recorded in property, equipment and improvements. During 2011, the Company terminated a value-added reseller agreement with the licensor of certain of these software technologies and recorded an impairment totaling $400,000 against this asset.

During 2012, the Company disposed of assets with a cost basis of $663,000 and accumulated depreciation of $654,000. The loss on disposal was $9,000. During 2011, the Company disposed of assets with a cost basis of $1,352,000 (including the $400,000 impairment of vendor software technologies) and accumulated depreciation of $916,000. The loss on disposal totaled $32,000. During 2010, the Company disposed of assets with a cost basis of $994,000 and accumulated depreciation of $957,000 and recorded a gain on disposal of $75,000.

During 2009, the Company made the decision to outsource manufacturing of the printed circuit board assembly for the hardware elements of the Company’s products. This action was completed during 2010 and certain long-lived manufacturing assets were identified for sale, which was completed during 2010. As of December 31, 2010, the carrying values of the remaining assets relating to the printed circuit board assembly operation were reviewed for recoverability and the Company recorded a non-cash impairment against the recorded value of property, equipment and improvements in the amount of $61,000.

Note H – Accrued Expenses

Accrued expenses consisted of the following:

	At December 31,
	2012	2011
Accrued compensation and related costs	$680,000	$776,000
Accrued vacation	27,000	33,000
Accrued professional services	132,000	221,000
Accrued warranty obligations	68,000	92,000
Accrued restructuring	2,000	3,000
Accrued OEM inventory commitments (Note I)	317,000
Other accrued expenses	438,000	422,000
Total	$1,664,000	$1,547,000

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for 2012, 2011 and 2010 were as follows:

Accrued warranty obligations at January 1, 2010	$78,000
Actual warranty experience	(106,000)
Net warranty provisions	184,000
Accrued warranty obligations at December 31, 2010	156,000
Actual warranty experience	(101,000)
Net warranty provisions	37,000
Accrued warranty obligations at December 31, 2011	92,000
Actual warranty experience	(58,000)
Net warranty provisions	34,000
Accrued warranty obligations at December 31, 2012	$68,000

Note I – Commitments

The Company leases facilities under operating leases. During 2012, the Company entered into a lease for new, more appropriately-sized office and manufacturing space in Rochester, New York. Under the terms of this lease, the Company pays rent of approximately $30,000 per month, with an annual escalation of approximately 1.3%. The lease expires in February 2015 for approximately 1/3 of the space and in June 2017 for the remainder of the space. The Company has an option to renew the lease for periods of up to five years.

The lease for office space in San Diego, California requires a monthly payment of approximately $7,000, and expires in November 2013.

The Company also leases office space in Kanata, Ontario, Canada. This lease, which requires a monthly rental and operating expense totaling approximately $36,000CDN (approximately $36,000USD based on the December 31, 2012 exchange rate) expires in October 2013.

Finally, the Company leases office space near London, England. This lease requires a quarterly rental of approximately £1,500 (approximately $2,000 based on the December 31, 2012 exchange rate) expires in June 2013.

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

Future minimum payments for all operating leases at December 31, 2012 are as follows (based on current foreign currency exchange rates):

2013	$ 877,000
2014	737,000
2015	266,000
2016	249,000
2017	126,000
Total	$2,255,000

Rent expense amounted to $866,000, $1,344,000 and $1,386,000 for 2012, 2011 and 2010, respectively.

The Company is committed to repurchase excess inventory at vendors totaling $317,000 under its contracts with contract manufacturers as of December 31, 2012. The expense relating to this commitment has been recorded as part of the OEM excess inventory charge (see Note F).

Note J – Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Stock-based compensation expense -
Stock options	$244,000	$305,000	$446,000
Decrease in earnings per share:
Basic	$.02	$.03	$.04

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards. This model incorporates various and highly subjective assumptions, including expected term and expected volatility. For valuation purposes, stock option awards were categorized into two groups, stock option grants to employees and stock option grants to members of the Board of Directors.

Based on employee exercise history, the term of options granted for 2010 through 2012 is estimated as the average of the vesting term of the options granted. The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

Pre-vesting option forfeitures at the time of grant are required to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2012, 2011 and 2010:

	2012	2011	2010
Expected term (years)	3.33 to 4	3.28 to 4	3.28 to 4
Volatility	36% to 40%	32% to 33%	33%
Risk free interest rate	0.2% to 0.5%	0.8% to 1.6%	1.3% to 1.9%

The weighted average grant date fair value of options granted during 2012 and 2011 was $.55 and $.60 per option, respectively. Unrecognized stock-based compensation expense was approximately $232,000 as of December 31, 2012, relating to a total of 800,000 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table summarizes stock option activity for the three years ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Exercise Price Range

Outstanding at January 1, 2010	1,444,983	$4.99	$2.59 - $7.08
Granted	421,150	$2.93	$2.60 - $2.97
Exercised	-
Expired	(203,200)	$5.40	$2.97 - $6.78
Outstanding at December 31, 2010	1,662,933	$4.42	$2.59 - $7.08
Granted	391,000	$2.17	$1.71 - $2.22
Exercised	-
Expired	(365,550)	$5.10	$2.59 - $7.08
Outstanding at December 31, 2011	1,688,383	$3.75	$1.71 - $6.64
Granted	386,000	$1.88	$1.87 - $1.96
Exercised	-
Expired	(419,783)	$4.63	$1.87 - $6.64
Outstanding at December 31, 2012	1,654,600	$3.08	$1.71 - $6.64

The following table summarizes stock option information at December 31, 2012:

	Options outstanding			Options exercisable
		Weighted	Weighted		Weighted	Weighted
Range of		Average	average		average	average
exercise		Remaining	exercise		remaining	exercise
price	Shares	life (yrs)	price	Shares	life (yrs)	price
$1.71 - $2.40	745,600	3.73	$2.03	107,800	3.37	$2.13
$2.41 - $2.97	546,500	1.75	$2.80	402,575	1.64	$2.74
$2.98 - $5.00	-	-	-	-	-	-
$5.01 - $6.64	362,500	1.35	$5.72	362,500	1.35	$5.72
	1,654,600	2.55	$3.08	872,875	1.73	$3.90

The total intrinsic value of all outstanding options at December 31, 2012 whose exercise price was less than the Company’s closing stock price on that date was $0. No options were exercised in 2012, 2011 or 2010. The total grant-date fair value of options that vested during 2012, 2011 and 2010 was $155,000, $428,000 and $722,000, respectively.

Subsequent to December 31, 2012, options to purchase 692,000 shares of common stock were granted to the Company’s executive officers and other key employees with an exercise price of $.90, which was the market price on the date the options were granted. These options vest over a three-year period and expire after five years. These options have a value of approximately $.31 per share.

Note K – Stockholder Rights Plan

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

The Rights Plan was scheduled to expire on November 1, 2012 and was extended by the Board of Directors through November 1, 2015. The Plan can be modified or terminated, at the option of the Board of Directors.

Note L – Income Taxes

Pre-tax earnings consisted of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Pre-tax (loss) earnings:
United States	$(7,402,000)	$(1,448,000)	$(11,547,000)
Outside United States	458,000	263,000	536,000
Total pre-tax (loss) earnings	$(6,944,000)	$(1,185,000)	$(11,011,000)

For the same periods, the provision (benefit) for income taxes was as follows:

	2012	2011	2010
Current income tax provision (benefit):
Federal		$14,000	$53,000
State	$14,000	13,000	5,000
Foreign	12,000	(81,000)	(83,000)
Net change in liability for unrecognized
tax benefits			(6,000)
	26,000	(54,000)	(31,000)
Deferred provision	168,000	32,000	197,000
Total provision (benefit)	$194,000	$(22,000)	$166,000

Prior to December 31, 2010, the Company had not provided for federal and state income taxes on the accumulated earnings of its Canadian subsidiary as it was the Company’s intent to indefinitely reinvest such earnings in the operations of the subsidiary. At December 31, 2010, the Company believed that it was reasonably possible that a portion of such accumulated earnings may be repatriated in the foreseeable future. The 2010 deferred provision included a discrete tax provision of $138,000 related to the impact on earnings of this change in assumption, recorded at the federal and state marginal tax rates, less the amount of net operating losses and tax credit carry-forwards that can be used to offset the federal and state tax. Because at December 31, 2012 the Company believes it remains reasonably possible that a portion of accumulated earnings may be repatriated in the foreseeable future, a discrete tax provision of $65,000 and $48,000 was recorded in 2012 and 2011, respectively, related to this potential impact.

In 2012, the Company recorded a discrete income tax charge of $102,000 to record a full valuation allowance against the Company’s foreign subsidiaries’ net deferred tax assets.

During 2010, the Company received a refund amounting to $387,000 relating to a 2009 United States tax law change that allowed the Company to carry back net operating losses five years rather than two years.

 A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

	2012	2011	2010
Federal income tax at statutory rate	34.0%	34.0%	34.0%
Foreign taxes	(2.5)	1.4	.8
State tax provision	2.0	30.2	2.7
Meals and Entertainment	(.2)	(4.3)	(0.7)
Stock compensation expense	(.1)	(2.6)	(0.5)
Tax exempt interest		.1	.3
Canadian tax credits	9.5	46.0	4.4
Repatriation of foreign earnings	(7.7)	(30.0)	(10.3)
Research and development credits	.2	23.1	3.0
Resolution of prior year tax uncertainties			.1
Valuation allowance	(39.0)	(97.3)	(35.4)
Other	1.0	1.3	.1
Effective tax rate	(2.8)%	1.9%	(1.5)%

Research and development tax credits and Canadian tax credits are generated primarily from research and development efforts in the United States and Canada. The tax exempt interest relates to the Company’s investment portfolio. The tax uncertainties were released based upon the lapsing of the statute of limitations related to these uncertainties. The Company receives certain foreign research tax credits which are refundable regardless of the reported income in the jurisdiction; those credits are reported as a reduction of research and development expense.

Deferred income tax assets and liabilities consist of the following:

	At December 31,
	2012	2011
Assets:
Current:
Accrued vacation, payroll and other accrued expenses	$230,000	$289,000
Inventory and inventory related items	1,786,000	1,262,000
Bad debt and note receivable reserves	47,000	115,000
Fair value of foreign currency hedge contracts		17,000
Non-current:
Net operating loss carryforwards	8,767,000	6,170,000
Stock compensation expense	1,031,000	949,000
Capital loss carryforwards		68,000
Tax credit carryforwards	4,659,000	4,025,000
Depreciation		214,000
Goodwill	665,000	776,000
Other	32,000	37,000
Total deferred income tax assets	17,217,000	13,922,000
Less – valuation allowance	(13,678,000)	(11,120,000)
Net deferred income tax assets	3,539,000	2,802,000

(continued)	At December 31,
	2012	2011
Liabilities:
Non-current:
Capitalized software development costs, net	$(1,363,000)	$(1,361,000)
Depreciation	(369,000)
Unremitted earnings	(2,058,000)	(1,524,000)
Total deferred income tax liabilities	(3,790,000)	(2,885,000)
Net deferred income tax liabilities	$(251,000)	$(83,000)

The total deferred tax assets and liabilities as presented in the accompanying Consolidated Balance Sheets are as follows:

	At December 31,
	2012	2011
Net current deferred income tax assets	$445,000	$368,000
Net non-current deferred income tax assets		102,000
Net non-current deferred income tax liabilities	$(696,000)	$(553,000)

The Company has recorded a full valuation allowance against its net deferred income tax assets. Deferred income tax liabilities used in this assessment are of like character, in the same jurisdiction and are scheduled to reverse in the same period as the deferred tax assets.

The total change in the valuation allowance in 2012 and 2011 was $2,558,000 and $876,000, respectively.

In 2012, 2011 and 2010, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $23,700,000 at December 31, 2012, begin to expire in 2026, if not utilized. Of the Company’s tax credit carryforwards, $4,372,000 expire between 2019 and 2032, if not utilized, and the remaining of carryforwards do not expire.

At December 31, 2012 and 2011, the Company’s balance of unrecognized tax benefits was $0. A reconciliation of the unrecognized tax benefits liability for 2010 is as follows:

Balance at January 1, 2010	$65,000
Additions for the accrual of interest	2,000
Reductions from settlements with taxing authorities (including interest and penalties of $14,000)	(67,000)
Balance at December 31, 2010, 2011 and 2012	$—

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is no longer subject to tax examinations for years prior to 2009. For foreign and state returns, the Company is also no longer subject to tax examinations for years prior to 2008. It is reasonably possible that the liability associated with the Company’s unrecognized tax benefits will increase within the next twelve months. Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits. These changes may be the result of new examinations by taxing authorities, ongoing examinations, or the expiration of statutes of limitations.

Note M – Research and Development

The Company incurred research and development costs relating to the development of new products as follows:

	2012	2011	2010
Gross expenditures for engineering and software
development	$7,878,000	$9,161,000	$10,084,000
Less: amounts capitalized	(2,295,000)	(2,037,000)	(2,261,000)
Net charged to operating expenses	$5,583,000	$7,124,000	$7,823,000

Software development costs consisted of the following:

	At December 31,
	2012	2011
Capitalized software development costs	$24,450,000	$22,155,000
Less: accumulated amortization	(20,734,000)	(18,223,000)
Net	$3,716,000	$3,932,000

Amortization of software development costs included in cost of goods sold was $2,511,000, $1,925,000 and $2,716,000 for 2012, 2011 and 2010, respectively. Amortization of software development costs for 2012, 2011 and 2010 included charges to write off or write down to estimated net realizable value software development costs amounting to $885,000, $175,000 and $604,000, respectively, which were capitalized for new products which either had not reached commercial general release and were discontinued, or which have been released and for which revenue is not expected to be sufficient to absorb the project’s unamortized cost. (See Note C)

It is estimated that amortization of software development costs capitalized at December 31, 2012 will total approximately $1,615,000, $1,213,000, $771,000, and $117,000 in 2013, 2014, 2015, and 2016, respectively.

Note N – Employee Benefit Plans

For the Company’s operations in the United States, the Company’s Retirement Savings Plan qualifies under Section 401(k) of the Internal Revenue Code. The Company made no discretionary matching contributions in 2012, 2011 or 2010. For its operations in Canada, statutory contributions were made in 2012, 2011 and 2010 to a Registered Retirement Savings Plan (RRSP) that is administered by the Canadian government. No discretionary matching contributions were made for the Company’s operations in Canada in 2012, 2011 or 2010.

Note O – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign exchange rates in its Canadian and United Kingdom operations. The Company’s risk management program is designed to reduce the exposure and volatility arising from this risk.

During 2011, the Company entered into foreign currency forward contracts with JPMorgan Chase Bank, N.A. (the “Bank”) in order to fix in U.S. dollars a portion of the monthly costs of the Company’s Canadian operation, which is denominated in Canadian dollars. The purpose of these contracts was to reduce the Company’s exposure to variability in the exchange rates between the United States and Canada for each month. These contracts effectively fixed the exchange rate on the first $100,000CDN of 2011 monthly expenses for the months of July and August and on the first $200,000CDN of monthly expenses for the months of September through December at a rate of .98. In addition, the Company entered into contracts to fix the exchange rate on the first $200,000CDN of 2012 monthly expenses through June 2012 at approximately .983.

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

All of these contracts were designated as effective cash flow hedges and any gains or losses resulting from changes in the fair value of these contracts are recorded in other comprehensive income. The Company receives, or is required to disburse, cash payments upon the expiration of each contract depending on fluctuations in the underlying exchange rates; such payments will be recorded as reductions to or increases in expense as they are determined.

The Company did not have any foreign currency forward contracts in place at December 31, 2012.

The fair value of the Company’s derivative instruments was as follows:

	Balance Sheet	Fair value at December 31,
	Location	2012	2011
Derivatives designated as hedging instruments	Current liabilities	$ -	$(46,000)

All of the fair value of the Company’s derivative instruments at December 31, 2011 was reclassified against earnings during 2012.

The Company’s derivative instruments had the following effect on the statements of operations:

	Location of gain (loss)	Amount of gain reclassified from accumulated other comprehensive income (loss) to the statement of operations
Derivatives fair value hedging	recognized in	Year ended December 31,
relationships	operations	2012	2011	2010
Foreign exchange contracts	Operating expenses	$(27,000)	$(8,000)	$273,000

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Amount of gain recognized in comprehensive income
	Year ended December 31,
	2012	2011	2010
Accumulated other comprehensive (loss) income -derivatives, beginning	$(46,000)	$11,000	$128,000
Amount of loss (gain) recognized in statement of operations, net of tax	27,000	5,000	(175,000)
Net change in fair value of derivative instruments	19,000	(62,000)	58,000
Accumulated other comprehensive (loss) income - derivatives, ending	$—	$(46,000)	$11,000

Subsequent to December 31, 2012, the Company entered into similar foreign currency forward contracts with the Bank. These contracts effectively fix the exchange rate on the first $125,000CDN of 2013 monthly expenses for the months of February through December 2013 at approximately 1.004, and fix the exchange rate on $125,000CDN of 2013 monthly expenses for the months of March through December 2013 at 1.0202. All of these contracts have been designated as effective cash flow hedges and any gains or losses resulting from changes in the fair value of these contracts will be recorded in other comprehensive income.

Note P – Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.

In 2009, a complaint was filed against the Company by Tekelec, a California corporation headquartered in Morrisville, North Carolina, which alleged that certain of the Company’s signaling systems products infringe certain of Tekelec’s issued patents. The claim sought a determination of infringement, a preliminary and permanent injunction from further infringement and an unspecified amount of damages. In May 2011, PT and Tekelec agreed to voluntarily dismiss all of the claims and defenses against each other, without prejudice. By stipulation dated May 4, 2011, the litigation was dismissed without prejudice.

The Company issues indemnifications in the ordinary course of business with certain customers, suppliers, service providers and business partners. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during 2012 was not material to the Company’s financial position, results of operations or cash flows.

Note Q – Restructuring Charges

Restructuring charges amounted to $434,000, $253,000 and $1,176,000 in 2012, 2011 and 2010, respectively.

In October 2012, the Company announced an expense reduction action. The program included the elimination of 14 positions, which represented approximately 10% of the Company’s workforce. Annualized cost savings resulting from this action are estimated to be approximately $1,039,000. Restructuring charges associated with this action included employee severance and related costs and totaled $437,000 in 2012. These amounts were cash charges and this action was completed during the fourth quarter 2012.

In December 2010, the Company announced an expense reduction action which was implemented during the first and second quarters 2011. The program included the elimination of 22 positions, which represents 12% of the Company’s workforce. In addition, in connection with this action, the Company’s San Luis Obispo, California engineering center was closed with those hardware engineering functions assumed by the Company’s engineering staff in Rochester, New York. Restructuring charges associated with this action, which was completed in 2011, totaled $245,000 and $905,000 in 2011 and 2010, respectively. The charges resulting from this action were employee severance and related costs, rental and lease termination expenses, moving costs and write-downs of equipment. Cash expenditures incurred in relation to this action totaled $1,123,000 and $0 in 2011 and 2010, respectively.

A summary of the activity with respect to restructuring charges is as follows:

	Number of employees	Severance Reserve	Lease commitments and other	Total
Balance at January 1, 2010	—	—	—	—
2010 restructuring charges	36	$1,114,000	$62,000	$1,176,000
2010 utilization	(13)	(190,000)	(62,000)	(252,000)
Balance at December 31, 2010	23	924,000	—	924,000
2011 restructuring charges	2	141,000	112,000	253,000
2011 utilization	(25)	(1,065,000)	(109,000)	(1,174,000)
Balance at December 31, 2011	—	—	3,000	3,000
2012 restructuring charges	14	437,000	(3,000)	434,000
2012 utilization	(14)	(435,000)	—	(435,000)
Balance at December 31, 2012	—	$2,000	$—	$2,000

Subsequent to December 31, 2012, the Company announced an expense reduction action which is being implemented in the first quarter 2013. This action includes the elimination of 10 positions, representing 8% of the Company’s workforce, from which approximately $700,000 of annualized cost savings are expected to be achieved. Restructuring costs associated with this action total $252,000 and will be recognized in the first quarter 2013.

Note R – Product Revenue

The following table represents the Company’s total sales for 2012, 2011 and 2010 classified by product category:

	2012	2011	2010
Telecommunications	$19,595,000	$27,568,000	$22,599,000
Government aerospace/defense	3,725,000	8,608,000	5,347,000
Total	$23,320,000	$36,176,000	$27,946,000

Note S – Quarterly Results (unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$8,356	$5,018	$4,671	$5,275
Software capitalization and intangible asset write-off				1,600
OEM excess inventory charge				1,351
Gross profit (loss)	4,559	2,074	1,801	(481)
Restructuring charges				434
Stock compensation expense	67	58	61	58
Income (loss) from operations	298	(1,830)	(1,635)	(3,829)
Net income (loss)	$289	$(1,754)	$(1,673)	$(4,000)

Basic income (loss) per share	$0.03	$(0.16)	$(0.15)	$(.36)
Diluted income per share	$0.03

	2011
	(in thousands, except per share data)
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Sales	$9,672	$8,453	$9,000	$9,051
Software capitalization write-off				175
Gross profit	4,493	3,667	4,546	4,710
Restructuring charges	122	60	71
Stock compensation expense	89	79	66	71
Litigation expenses	347	69	12
Impairment charge – vendor software			400
(Loss) income from operations	(1,224)	(537)	(84)	506
Net (loss) income	$(1,098)	$(452)	$(86)	$473

Basic (loss) income per share	$(0.10)	$(0.04)	$(0.01)	$0.04
Diluted income per share				$0.04

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, according to the criteria.

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

  Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 9B - Other Information

None.

PART III

Except as provided in Item 12 below, the information required by Part III, Items 10 – 14, is omitted from this Report and will be presented in the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, in connection with the Company's Annual Meeting of Stockholders to be held on May 23, 2013, which information included therein is incorporated herein by reference.

ITEM 10 - Directors, Executive Officers and Corporate Governance

The sections entitled “Corporate Governance,” “Section 16(a) Beneficial Ownership Compliance Reporting,” “Election of Directors” and “Executive Officers” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2013, sets forth certain information with respect to the directors, executive officers and corporate governance of the Company and is incorporated herein by reference.

ITEM 11 - Executive Compensation

The sections entitled "Executive Compensation" and “Compensation Committee Report” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2013, sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Security Ownership of Certain Beneficial Owners and Management” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2013, sets forth certain information with respect to the ownership of the Company's common stock and is incorporated herein by reference.

Equity Plan Information

In June 2003, the stockholders approved the 2003 Omnibus Incentive Plan, and in May 2012, the stockholders approved the 2012 Omnibus Incentive Plan.

The following table provides certain information regarding the Company’s equity compensation plans as of December 31, 2012:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column a)
Equity compensation plans approved by security holders	1,654,600	$3.09	1,894,000

Equity compensation plans not approved by security holders
Total	1,654,600	$3.09	1,894,000

The Company has no equity compensation plans that have not been approved by its stockholders.

ITEM 13 - Certain Relationships, Related Transactions and Director Independence

The sections entitled "Certain Relationships and Transactions" and “Corporate Governance” appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2013, sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers, as well as director independence, and is incorporated herein by reference.

ITEM 14 - Principal Accountant Fees and Services

The section entitled "Principal Accountant Fees and Services" appearing in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2013, sets forth certain information with respect to fees and services between the Company and its principal accountant and is incorporated herein by reference.

PART IV

ITEM 15 - Exhibits and Financial Statement Schedule

(1)	Financial Statements

The financial statements filed as part of this report are included in the response to Item 8 of Part II of this Form 10-K.

There are no other financial statement schedules required to be filed because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

Exhibit Number	Ref. Number
		Description
2.1	(1)	Asset Sale Agreement between Registrant and GENBAND dated as of January 11, 2011
2.2	(2)	Intellectual Property License Agreement between Registrant and GENBAND dated as of January 11, 2011
3.1	(3)	Restated Certificate of Incorporation
3.2	(4)	Certificate of Amendment
3.3	(3)	Amended By-laws
3.3	(8)	Amendment to By-laws
4.1	(3)	Form of Common Stock Certificate
4.5	(5)	Rights Agreement
4.5	(9)	Amendment No. 1 to Rights Agreement
4.5	(10)	Amendment No. 2 to Rights Agreement
4.7	(7)	2003 Omnibus Incentive Plan
4.8	(*)	2012 Omnibus Incentive Plan
10.1	(11)	Form of Indemnification Agreement
10.16	(3)	License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992
10.3	(*)	Form of Stock Option Agreement
10.33	(12)	Lease Agreement dated as of January 1, 2012 between the Registrant and HUB Properties Trust
10.33a	(6)	Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC
10.33b	(6)	First Amendment to Lease dated as of July 19, 2001 between the Registrant and Christa PT, LLC
10.33c	(6)	Second Amendment to Lease dated as of July 31, 2001 between the Registrant and Christa PT, LLC
21.1	(*)	List of Subsidiaries
31.1	(*)	Certification of Chief Executive Officer
31.2	(*)	Certification of Chief Financial Officer
32.1	(*)	Section 1350 Certification

(*)	Filed herewith
(1)	Incorporated by reference to the Registrant's amended Annual Report on Form 10-K/A as filed on December 29, 2011.
(2)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on April 1, 2011.
(3)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed November 22, 1995 (Registration No. 33-99684).
(4)	Incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed on March 30, 2000.

(5)	Incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form 8-A12G filed November 8, 2000 (Registration No. 000-27460).
(6)	Incorporated by reference to Exhibits 10.33(a)-(c) of the Quarterly Report on Form 10-Q filed on August 14, 2001.
(7)	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on April 30, 2003.
(8)	Incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed December 28, 2007.
(9)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed August 19, 2010.
(10)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed November 13, 2012.
(11)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 21, 2012.
(12)	Incorporated by reference to Exhibit 10.33 of the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2013	PERFORMANCE TECHNOLOGIES, INCORPORATED

By:/s/ John M. Slusser John M. Slusser President and Chief Executive Officer

By:/s/ Dorrance W. Lamb Dorrance W. Lamb Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Signature	Title	Date
/s/John M. Slusser John M. Slusser	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 7, 2013

/s/Dorrance W. Lamb Dorrance W. Lamb	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2013

/s/Dennis C. Connors Dennis C. Connors	Director	March 7, 2013

/s/Charles E. Maginness Charles E. Maginness	Director	March 7, 2013

/s/Stuart B. Meisenzahl Stuart B. Meisenzahl	Director	March 7, 2013

/s/Robert L. Tillman Robert L. Tillman	Director	March 7, 2013

Index of Exhibits

Exhibit 4.8	2012 Omnibus Incentive Plan
Exhibit 10.3	Form of Stock Option Agreement
Exhibit 21.1	List of Subsidiaries
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification

