Form 10-K/A
period 2012-12-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2013-03-14
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________________

FORM 10-K/A

Amendment No. 1

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

 EXPLANATORY NOTE

 The sole purpose of this Amendment No. 1 to Performance Technologies, Incorporated’s Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 7, 2013, is solely to furnish our consolidated financial statements and related disclosures for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL), which is attached as Exhibit 101.

Users of the XBRL data are advised that pursuant to Rule 406T of Regulation S-T, these interactive files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-K, except to furnish the exhibit described above that should have been attached to the original filing. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the disclosures made in the Form 10-K.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3)	Exhibits

Exhibit Number	Ref. Number
		Description
2.1	(1)	Asset Sale Agreement between Registrant and GENBAND dated as of January 11, 2011
2.2	(1)	Intellectual Property License Agreement between Registrant and GENBAND dated as of January 11, 2011
3.1	(1)	Restated Certificate of Incorporation
3.2	(1)	Certificate of Amendment
3.3	(1)	Amended By-laws
3.3	(1)	Amendment to By-laws
4.1	(1)	Form of Common Stock Certificate
4.5	(1)	Rights Agreement
4.5	(1)	Amendment No. 1 to Rights Agreement
4.5	(1)	Amendment No. 2 to Rights Agreement
4.7	(1)	2003 Omnibus Incentive Plan
4.8	(1)	2012 Omnibus Incentive Plan
10.1	(1)	Form of Indemnification Agreement
10.16	(1)	License Agreement between the Registrant and Spider Systems Limited dated March 18, 1992
10.3	(1)	Form of Stock Option Agreement
10.33	(1)	Lease Agreement dated as of January 1, 2012 between the Registrant and HUB Properties Trust
10.33a	(1)	Lease Agreement dated as of May 19, 2001 between the Registrant and Christa PT, LLC
10.33b	(1)	First Amendment to Lease dated as of July 19, 2001 between the Registrant and Christa PT, LLC
10.33c	(1)	Second Amendment to Lease dated as of July 31, 2001 between the Registrant and Christa PT, LLC
21.1	(1)	List of Subsidiaries
31.1	(1)	Certification of Chief Executive Officer
31.2	(1)	Certification of Chief Financial Officer
32.1	(1)	Section 1350 Certification
101.INS	(2)	XBRL Instance Document
	(2)	XBRL Taxonomy Extension Schema
	(2)	XBRL Taxonomy Extension Calculation Linkbase
	(2)	XBRL Taxonomy Extension Definition Linkbase
	(2)	XBRL Taxonomy Extension Label Linkbase
	(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	These exhibits were previously included or incorporated by reference in Performance Technologies, Incorporated’s Annual Report on Form 10-K to the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 7, 2013.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013	PERFORMANCE TECHNOLOGIES, INCORPORATED

By:/s/ John M. Slusser John M. Slusser President and Chief Executive Officer

By:/s/ Dorrance W. Lamb Dorrance W. Lamb Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

Signature	Title	Date
/s/John M. Slusser John M. Slusser	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer)	March 14, 2013

/s/Dorrance W. Lamb Dorrance W. Lamb	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

/s/Dennis C. Connors Dennis C. Connors	Director	March 14, 2013

/s/Charles E. Maginness Charles E. Maginness	Director	March 14, 2013

/s/Stuart B. Meisenzahl Stuart B. Meisenzahl	Director	March 14, 2013

/s/Robert L. Tillman Robert L. Tillman	Director	March 14, 2013