Form 10-Q
period 2013-03-31
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2013-05-06
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

The number of shares outstanding of the registrant's common stock was 11,116,397 as of April 30, 2013.

1

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS

	March 31,	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$9,004,000	$7,546,000
Investments	3,024,000	4,794,000
Accounts receivable, net	5,386,000	3,775,000
Inventories, net	3,246,000	3,615,000
Prepaid expenses and other assets	1,067,000	932,000
Prepaid income taxes	255,000	206,000
Deferred income taxes	444,000	445,000
Total current assets	22,426,000	21,313,000

Investments	453,000	1,969,000
Property, equipment and improvements, net	1,629,000	1,683,000
Software development costs, net	3,697,000	3,716,000
Purchased intangible assets, net	2,601,000	2,835,000
Total assets	$30,806,000	$31,516,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,046,000	$1,134,000
Accrued expenses	1,481,000	1,664,000
Deferred revenue	3,367,000	3,002,000
Fair value of foreign currency hedge contracts	15,000
Total current liabilities	5,909,000	5,800,000
Deferred income taxes	704,000	696,000
Total liabilities	6,613,000	6,496,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares
authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,648,000	17,591,000
Retained earnings	16,233,000	17,099,000
Accumulated other comprehensive loss	(3,000)	15,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	24,193,000	25,020,000
Total liabilities and stockholders' equity	$30,806,000	$31,516,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Sales	$6,285,000	$8,356,000
Cost of goods sold	3,456,000	3,797,000
Gross profit	2,829,000	4,559,000

Operating expenses:
Selling and marketing	1,395,000	1,614,000
Research and development	1,181,000	1,697,000
General and administrative	849,000	950,000
Restructuring charges	243,000
Total operating expenses	3,668,000	4,261,000
(Loss) income from operations	(839,000)	298,000

Other (expense) income, net	(9,000)	(30,000)
(Loss) income before income taxes	(848,000)	268,000

Income tax provision (benefit)	18,000	(21,000)
Net (loss) income	$(866,000)	$289,000

Basic (loss) income per share	$(0.08)	$0.03
Diluted income per share		$0.03
Weighted average number of common shares
used in basic and diluted income (loss) per share	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net (loss) income	$(866,000)	$289,000
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on foreign currency hedge
Contracts	(15,000)	37,000
Change in unrealized (loss) gain on available-for-sale
Investments	(3,000)	79,000
Other comprehensive income	(18,000)	116,000
Comprehensive (loss) income	$(884,000)	$405,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(866,000)	$289,000
Non-cash adjustments:
Depreciation and amortization	648,000	687,000
Amortization of purchased intangible assets	234,000	279,000
Stock-based compensation expense	57,000	67,000
Deferred income taxes	9,000	7,000
Revenue from non-monetary exchange		(257,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,611,000)	(623,000)
Inventories	369,000	524,000
Prepaid expenses and other assets	(135,000)	(22,000)
Accounts payable and accrued expenses	(271,000)	83,000
Deferred revenue	365,000	374,000
Income taxes payable and prepaid income taxes	(49,000)	(28,000)
Net cash provided (used) by operating activities	(1,250,000)	1,380,000

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets		(1,000,000)
Purchases of property, equipment and improvements	(95,000)	(50,000)
Capitalized software development costs	(448,000)	(560,000)
Proceeds from sales of investments	3,251,000
Purchases of investments		(2,037,000)
Net cash used by investing activities	2,708,000	(3,647,000)

Net increase (decrease) in cash and cash equivalents	1,458,000	(2,267,000)
Cash and cash equivalents at beginning of period	7,546,000	9,641,000
Cash and cash equivalents at end of period	$9,004,000	$7,374,000

Supplemental Disclosure of Cash Flow Information:
Software acquired in non-monetary exchange		$257,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note A – Basis of Presentation and Changes in Significant Accounting Policies

The interim unaudited Consolidated Financial Statements of Performance Technologies, Incorporated and Subsidiaries (collectively “PT” or “the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2012, as reported in its Annual Report on Form 10-K filed with the SEC.

Our preparation of the interim unaudited Consolidated Financial Statements of PT requires us to make estimates and assumptions that affect the amounts in those financial statements and accompanying notes. Actual results could differ from these estimates.

Financial Statement Presentation

Certain reclassifications have been made to the amounts presented for the first quarter 2012 in order to conform to the current year presentation. Due to the Company’s recent restructuring actions and realignment of its business, management has elected to change the account classification of certain items of compensation and related expense, previously reported in general and administrative expenses to selling and marketing expense and research and development expense.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:

In February 2013, the FASB issued authoritative guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”), which is effective for reporting periods beginning after December 15, 2012. This guidance requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements. Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. The Company has adopted this authoritative guidance. To date, its adoption does not have a material impact on its consolidated financial statement disclosures.

Disclosures about Offsetting Assets and Liabilities:

In December 2011, the FASB issued authoritative guidance requiring enhanced disclosures about offsetting assets and liabilities, which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB issued a clarification of the guidance in order to address implementation issues surrounding the scope of the standard and to clarify the scope of the offsetting disclosures and address any unintended consequences. The Company has evaluated this updated authoritative guidance, and the adoption of this guidance does not have a material impact on its consolidated financial statement disclosures.

Note B – Investments

Investments are stated at fair value and consisted of the following:

	March 31, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value

Corporate bonds	$2,964,000	$2,977,000	$5,247,000	$5,262,000
Municipal bonds	500,000	500,000	1,501,000	1,501,000
Total investments	3,464,000	3,477,000	6,748,000	6,763,000
Less: current investments	(3,013,000)	(3,024,000)	(4,786,000)	(4,794,000)
Non-current investments	$451,000	$453,000	$1,962,000	$1,969,000

The Company’s bond investments have a cumulative par value of $6,601,000 at March 31, 2013.

Note C – Inventories, net

Inventories consisted of the following:

	March 31,	December 31,
	2013	2012
Purchased parts and components	$1,110,000	$1,245,000
Work in process and purchased assemblies	1,496,000	1,631,000
Finished goods	640,000	739,000
Net	$3,246,000	$3,615,000

Note D – Software Development Costs

Software development costs consisted of the following:

	March 31,	December 31,
	2013	2012
Capitalized software development costs	$24,898,000	$24,450,000
Less: accumulated amortization	(21,201,000)	(20,734,000)
Net	$3,697,000	$3,716,000

Amortization of software development costs included in cost of goods sold was $467,000 and $400,000 in the first quarter 2013 and 2012, respectively.

Note E – Purchased Intangible Assets

Purchased intangible assets consisted of the following:

	March 31,	December 31,
	2013	2012
Purchased developed technologies	$5,352,000	$5,352,000
Support contracts	420,000	420,000
Total	5,772,000	5,772,000
Less: accumulated amortization	(3,171,000)	(2,937,000)
Purchased intangible assets, net	$2,601,000	$2,835,000

Amortization of purchased intangible assets included in cost of goods sold was $234,000 and $279,000 in the first quarter 2013 and 2012, respectively.

Note F – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for PT’s products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Accrued warranty obligations, January 1	$68,000	$92,000
Actual warranty experience	(9,000)	(14,000)
Warranty provisions	9,000	14,000
Accrued warranty obligations, March 31	$68,000	$92,000

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

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. PT’s risk management program is designed to reduce the exposure and volatility arising from this risk. At March 31, 2013, the Company had contracts in place to hedge approximately 65% of its estimated Canadian foreign currency risk for the remainder of 2013. At March 31, 2012, the Company had contracts in place to hedge approximately 60% of its estimated Canadian foreign currency risk for the second quarter 2012. The Company had no such contracts in place at December 31, 2012.

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

The fair value of the Company’s derivative instruments consisted of the following:

		Fair value at
	Balance sheet location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments	Current Liabilities	$(15,000)	$—

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) to the statement of operations
Derivatives fair value	Location of gain (loss) recognized in	Three Months Ended March 31,
hedging relationships	operations	2013	2012
Foreign exchange contracts	Research and development expenses	$(4,000)	$(12,000)

The Company’s derivative instruments had the following effect on accumulated other comprehensive income:

	Three Months Ended
	March 31,
	2013	2012
Accumulated other comprehensive income, January 1	$—	$(46,000)
Amount of loss (gain) recognized in statement of operations, net of tax	4,000	12,000
Net change in fair value of derivative instruments	(19,000)	25,000
Accumulated other comprehensive income, March 31	$(15,000)	$(9,000)

Note I – Accumulated Other Comprehensive Loss

Accumulated other comprehensive income consists of the following:

	March 31,	December 31,
	2013	2012
Unrealized loss on foreign currency hedge contracts	$(15,000)	$—
Unrealized gain on available-for-sale investments	12,000	15,000
Net	$(3,000)	$15,000

An out-of-period charge amounting to $63,000 was made to other (expense) income during the three months ended March 31, 2012 to adjust the recorded balance of unrealized gain (loss) on available-for-sale securities. This adjustment did not have a material impact on our consolidated financial statements for the quarter ended March 31, 2012.

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

The Company’s assets measured at fair value on a recurring basis at March 31, 2013, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$2,977,000	$500,000	$—
Total assets measured at fair value	$2,977,000	$500,000	$—

Liabilities:
Foreign currency hedge contracts	$—	$15,000	$—
Total liabilities measured at fair value	$—	$15,000	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments	$5,262,000	$1,501,000	$—
Total assets measured at fair value	$5,262,000	$1,501,000	$—

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

Note K – Stock-Based Compensation

PT has stock options outstanding from two stock-based employee compensation plans: the 2003 Omnibus Incentive Plan and the 2012 Omnibus Incentive Plan. Each plan provides for equity-based incentive awards to selected employees, directors and consultants, with a maximum of 1,500,000 shares that may be awarded under each plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012

Stock-based compensation expense	$57,000	$67,000
Income tax benefit	—	—
Decrease in net income / increase in net loss	$57,000	$67,000

Per share	$0.01	$0.01

The following table summarizes stock option activity for the first quarter 2013:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,654,600	$3.08
Granted	692,000	.90
Exercised	—	—
Expired	(22,250)	4.23
Outstanding at March 31, 2013	2,324,350	2.43

Exercisable at March 31, 2013	1,071,750	$3.62

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At March 31, 2013, PT had approximately $373,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 2.2 years.

Note L – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT’s estimated effective annual tax rate was -2% for the three months ended March 31, 2013 and does not include any material discrete items. The estimated effective annual tax rate used for the three months ended March 31, 2012 was -8% and did not include any material discrete items. The change in the effective annual tax rate is due to expected refundable Canadian provincial tax credits which are presented as a reduction of research and development expenses.

The Company had no balance in unrecognized tax benefits at either March 31, 2013 or December 31, 2012.

At March 31, 2013, the Company had gross deferred income tax assets totaling approximately $17,100,000, against substantially all of which the Company has recorded a valuation allowance. At December 31, 2012, the Company had gross deferred income tax assets totaling approximately $17,217,000 and has recorded a valuation allowance against substantially all of this amount.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2009. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2008. It is reasonably possible that the Company may need to establish a liability associated with the Company’s unrecognized tax benefits within the next twelve months.  Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits.  These changes may be the result of new examinations by taxing authorities or the expiration of statutes of limitations.

NOTE M – Restructuring

On January 10, 2013, the Company announced a program to sharpen its strategic business focus, which included a reduction of its workforce to better align its expense structure with its projected revenue levels. The program included the reduction of ten employees, or 8% of the Company’s workforce, for which the Company recorded a first quarter charge for severance costs in the amount of approximately $243,000. Substantially all of this charge resulted in an outlay of cash in the first quarter 2013.

The Company currently estimates that the full annualized cost savings resulting from this restructuring program will be approximately $700,000 on an annualized basis.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At March 31, 2013, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $28 million in order to fully realize the value of the Company's deferred tax assets. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against the full value of its net deferred tax assets.

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

PT’s product portfolio includes its SEGway™ Diameter and SS7 Signaling Systems, which provide tightly integrated signaling and advanced routing capabilities and applications that uniquely span the mission critical demands of both existing and next-generation 4G/Long-Term Evolution (“LTE”) and IMS telecommunications networks. The Company’s IPnexus® Multi-Protocol Gateways and Servers enable a broad range of IP-interworking in data acquisition, sensor, radar, and control applications for aviation, weather and other infrastructure networks.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

Strategy

The Company’s strategy is to focus on its high value-add network communications solutions – leveraging its core competencies. In the telecommunications space, PT is building upon its seventeen years of signaling systems experience and its installed customer base for its SEGway SS7 Signaling Systems. The mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/LTE-based network architectures. As part of this network evolution, service providers’ signaling infrastructure is migrating from SS7 signaling to Diameter signaling. During 2012, PT introduced its own SEGway Universal Diameter Router (“UDR”), a premier Diameter Signaling solution set for next-generation 4G/LTE networks, and the Company recognized its first related revenue during the first quarter 2013. The Company expects to be a key player in this growth market by providing high value proposition “best-of-breed” solutions and by taking those solutions to the global market through a combination of strong channel partners and focused direct sales activities.

Sales of our IPnexus Multi-Protocol IP-interworking solutions are typically to prime contractors and system integrators and generally reflect investment levels by various government agencies and defense branches in specific programs and projects requiring radar and sensor communications services over IP networks. These solutions enable extremely reliable and highly available radar and sensor communications – gathering and delivering vital data such as weather, flight tracking, and ground surveillance over IP networks. We continue to work with numerous prime contractors to incorporate these products into specific programs and projects requiring enhanced communications capabilities. Looking ahead, the Company expects to expand its IPnexus Multi-Protocol Gateways and Servers into new aerospace/defense applications as well as potentially enter new emerging markets such as Energy and Smart-Grid.

As part of its strategic realignment, which was initiated during the fourth quarter 2012, PT is transitioning out of the general OEM platform business, through a last-time buy and build program which will run through 2014 for major customers. PT will continue to utilize its own open standards platforms as key elements of its network communications solutions and maintain a certain number of strategic OEM platform customers.

During the first quarter 2013, the Company reduced its personnel by ten employees, or 8% of its workforce. This action reduced operating expenses by approximately $.7 million per year. When combined with the savings from the restructuring PT completed in the fourth quarter 2012, the Company has reduced its break-even expense level by more than $2 million a year. During the first half of 2013, the Company is increasing its sales and marketing investments for our Diameter signaling product line to accelerate our penetration in this growing market.

In summary, given our concentrated product focus, the substantial steps we have taken to reduce our operating expense levels and our strong and unleveraged balance sheet, management believes PT is well positioned for a positive future trajectory as economic conditions improve.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers have been very sluggish; the total available market for traditional SS7-based signaling products is declining and the market for next-generation 4G network products is currently in an early-stage of growth. Despite the present economic climate, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability is improving because expenses have been aligned with projected revenues and we have strong channel partners actively engaged in selling our products.

Market Overview

PT’s business addresses one industry segment – Communications. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Industry analysts are forecasting the market for SS7 signaling products will continue for the next seven to ten years, albeit on a declining scale. While the worldwide market for these products is declining, the number of vendors selling into this market has dropped much more rapidly and now stands at four, including PT. Management believes this is an opportunity to grow its share of the SS7 signaling market. In addition, the mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/LTE-based network architectures. The extraordinary increase in the projected number of wireless subscribers and related mobile data and application demands is driving tremendous growth in signaling traffic, which was the basis for defining a new signaling infrastructure based upon the Diameter protocol. The Diameter signaling market is at an early stage of growth and only a few of the world’s wireless carriers have implemented or are currently implementing 4G/LTE. This market is projected by industry analysts to result in an aggregate spend of over $2 billion in the next five years.

To complement its SEGway SS7 Signaling solutions for present generation telecommunications networks, during 2012 PT introduced the SEGway Universal Diameter Router – its premier Diameter Signaling solution set for next-generation 4G/LTE networks. The Company is marketing its SEGway Diameter and SS7 Signaling solutions to the global market through a combination of strong channel partners and focused direct sales activities.

Sales of our IPnexus Multi-Protocol IP-interworking solutions are typically to prime contractors and system integrators and generally reflect investment levels by various government agencies and defense branches in specific programs and projects requiring radar and sensor communications services over IP networks. Our IPnexus Multi-Protocol Gateways and Servers enable the gathering and delivering of vital data such as weather, flight tracking, and ground surveillance over IP networks for these applications. Beginning in the second half of 2012, aerospace and defense budgets for radar and sensor communications projects were dramatically reduced and PT’s prime contractor partners were unclear about future project deployment schedules. During the first quarter 2013, customer spending for radar and sensor communications projects improved.

Financial Overview

Revenue:

Revenue in the first quarter 2013 amounted to $6.3 million, compared to $8.4 million in the first quarter 2012. The decrease in revenue in the first quarter 2013 was primarily the result of a decrease in sales to the Company’s OEM platform customers, most notably a decrease in sales of $1.3 million to the Company’s former largest customer. Shipments to customers outside of the United States represented 46% and 53% of sales in the first quarter 2013 and 2012, respectively.

Net (loss) income:

PT incurred a net loss in the first quarter 2013 in the amount of ($.9 million), or ($.08) per basic share, including a restructuring charge of $.2 million, or $.02 per share, amortization of purchased intangible assets of $.2 million, or $.02 per share, and stock-based compensation expense of $.1 million, or $.01 per share, based on 11.1 million shares outstanding. Net income in the first quarter 2012 amounted to $.3 million, or $.03 per diluted share, including stock-based compensation expense of $.1 million, or $.01 per share and amortization of purchased intangible assets of $.3 million, or $.03 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and long-term investments amounted to $12.5 million and $14.3 million at March 31, 2013 and December 31, 2012, respectively. The Company had no long-term debt at either date.

Accounts receivable at March 31, 2013 amounted to $5.4 million, compared to $3.8 million at the end of 2012. The higher level of accounts receivable is primarily related to the higher level of sales in the first quarter 2013 as compared to the fourth quarter 2012, as well as the timing of shipments within those quarters.

Inventories decreased by $.3 million, to $3.3 million at March 31, 2013, from December 31, 2012. The decrease in inventory is primarily attributable to the decline in forecasted OEM platform shipments resulting from the change in strategy for this product line.

Cash used by operating activities amounted to $1.3 million in the three months ended March 31, 2013, as compared to cash provided by operating activities of $1.4 million in the three months ended March 31, 2012. The large swing in cash (used) provided by operating activities was due to the net loss in 2013 as compared to net income in the first quarter 2012, a significantly larger increase in accounts receivable in the first quarter 2013 as compared with the first quarter 2012, and a $.1 million increase in accounts payable, accrued expenses and deferred revenue in the first quarter 2013, as compared to a $.4 million decrease in the corresponding accounts in first quarter 2012.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers. PT’s decision in the fourth quarter 2012 to transition out of the general OEM platform business is expected to impact revenues derived from that product line, which amounted to $5.8 million in 2012.

Total revenue for the first quarter 2013 amounted to $6.3 million, compared to $8.4 million for the corresponding quarter in 2012. The decrease in revenue in the first quarter 2013 was primarily the result of a decrease in sales to the Company’s OEM platform customers, most notably a decrease in sales of $1.3 million to the Company’s former largest customer. In addition, the Company experienced a $.4 million period-over-period decline in sales to its signaling systems channel partners.

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

Results of Operations

Three Months Ended March 31, 2013, compared with the

Three Months Ended March 31, 2012

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Sales	100.0%	100.0%
Cost of goods sold	55.0%	45.4%
Gross profit	45.0%	54.6%

Operating expenses:
Selling and marketing	22.2%	19.3%
Research and development	18.8%	20.3%
General and administrative	13.5%	11.4%
Restructuring	3.9%
Total operating expenses	58.4%	51.0%
(Loss) income from operations	(13.4)%	3.6%

Other income (expense), net	(.1)%	(.4)%
(Loss) income before income taxes	(13.5)%	3.2%

Income tax provision (benefit)	.3%	(.3)%
Net (loss) income	(13.8)%	3.5%

Sales. Total revenue for the first quarter 2013 amounted to $6.3 million, compared to $8.4 million for the corresponding quarter in 2012. In the first quarter 2013, PT’s four largest customers represented 31% of sales, compared to 48% of sales in the first quarter 2012. Shipments to customers outside of the United States represented 46% and 53% of PT’s sales during the first quarter of 2013 and 2012, respectively.

Revenue from telecommunications customers amounted to $4.8 million and $7.1 million in the first quarter 2013 and 2012, respectively. This decrease of $2.3 million, or 32%, was largely due to a $1.3 million decrease in shipments to the Company’s former largest customer, and a $.4 million decrease in sales to the Company’s signaling channel partners.

Revenues from our IPnexus Multi-Protocol IP-interworking solutions increased by $.1 million to $1.2 million in the first quarter 2013, compared to the first quarter 2012. This increase in revenue reflects a recovery in shipments compared to each quarter in the second half of 2012 and was also attributable to shipments amounting to $.3 million to a new U.K.-based prime contractor.

Revenues from our OEM platform product line amounted to $1.5 million in the first quarter 2013, compared to $2.6 million in the first quarter of 2012.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, amortization of purchased intangible assets, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $2.8 million and 45.0% of sales in the first quarter 2013, compared to $4.6 million and 54.6% of sales for the first quarter 2012. The decline in gross margin percentage was primarily attributable to a less favorable sales mix and the effect of fixed manufacturing costs absorbed by a lower level of sales, offset partially by lower manufacturing costs and a decreased level of amortization expenses associated with purchased intangible assets.

Total Operating Expenses. Total operating expenses amounted to $3.7 million in the first quarter 2013, as compared to $4.3 million in the first quarter 2012.

Selling and marketing expenses were $1.4 million and $1.6 million for the first quarter 2013 and 2012, respectively. The decrease of $.2 million, or 13%, primarily relates to a reduction in sales and marketing headcount and lower sales commissions.

Research and development expenses were $1.2 million and $1.7 million in the first quarter 2013 and 2012, respectively. PT capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.4 million and $.6 million in the first quarter of 2013 and 2012, respectively. Gross expenditures amounted to $1.5 million and $2.2 million in the first quarter 2013 and 2012, respectively. The significant decrease in research and development expenses is due primarily to the elimination of engineering positions in the Company’s fourth quarter 2012 and first quarter 2013 restructuring actions.

General and administrative expenses were $.8 million and $.9 million in the first quarter 2013 and 2012, respectively. The decrease is primarily due to the elimination of positions in the Company’s recent restructuring actions.

Restructuring expenses were $.2 million in the first quarter 2013. The Company reduced its personnel by ten employees, or 8% of its workforce, in a restructuring action commenced in January 2013 and completed in the same quarter. All of the expense associated with this action resulted in cash expenditures.

Other (expense) income, net. Other income consists primarily of interest income. PT’s funds continue to be invested in high-quality corporate and government bonds, guaranteed investment contracts and money market funds. Other expense, net, amounted to $.01 million for the first quarter 2013 while other expense, net, amounted to $.03 million for the first quarter 2012. Other expense, net included a $.06 million out-of-period charge in 2012 to adjust the recorded balance of accumulated other comprehensive income.

Income taxes. The Company’s effective income tax rates differ from the statutory rates primarily due to a full valuation allowance provided against its U.S. deferred tax assets, income taxes on foreign income and refundable income tax credits that differ from the U.S. income tax rate, and permanent income tax differences including Canadian research activities.

PT’s income tax provision for the first quarter 2013 amounted to $.02 million, compared to a benefit for the first quarter 2012 of $.02 million. PT’s annual estimated effective income tax rate is -2% for 2013, as compared to an estimated effective income tax rate of -8% for the first quarter 2012. The expected annual effective income tax rate in the first quarter 2013 is different than in the corresponding quarter in 2012 primarily due to a change in the classification of refundable Canadian provincial tax credits the Company expects to receive for 2013.

Liquidity and Capital Resources

PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $12.5 million at March 31, 2013 and $14.3 million at December 31, 2012. The Company had working capital of $16.5 million and $15.5 million at March 31, 2013 and December 31, 2012, respectively. The $1.8 million decrease in cash, cash equivalents and long-term investments during the first quarter 2013 was primarily due to a $1.6 million increase in accounts receivable, capital expenditures of $.1 million, and capitalized software development costs of $.4 million, offset partially by changes in other current assets and liabilities which totaled $.3 million.

For the first quarter 2013, cash used by operating activities amounted to $1.3 million. This amount included the net loss of $.9 million, depreciation and amortization charges of $.6 million, amortization of purchased intangible assets of $.2 million, and stock-based compensation expense of $.1 million. Changes in operating assets and liabilities included an increase of accounts receivable of $1.6 million, a decrease in inventories of $.4 million and a net increase in accounts payable, accrued expenses and deferred revenue of $.1 million. The increase in accounts receivable was primarily due to the higher level of sales in the month of March 2013, compared to the month of December 2012.

Cash provided by investing activities during the first quarter 2013 totaled $2.8 million, as proceeds from the maturity of investments totaling $3.3 million was partially offset by $.1 million of capital expenditures and capitalized software development costs of $.4 million.

Current Position:

Management believes that PT’s current cash, cash equivalents and investments, together with cash generated from operations will be sufficient to meet our anticipated cash requirements, including working capital and capital expenditure requirements, for at least the next twelve months.

Actions taken by management that change the business may affect cash or cash generated from operations. In addition, the company’s ability to profitably generate revenue depends not only on the execution of its business plans, but also on general market factors that are outside of its control. The Company’s ability to profitably generate revenue would be adversely impacted by further deterioration of macroeconomic condition in the markets that the Company serves.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:

In February 2013, the FASB issued authoritative guidance on the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”), which is effective for reporting periods beginning after December 15, 2012. This guidance requires companies to provide information about the amounts reclassified out of AOCI either in a single note or on the face of the financial statements. Significant amounts reclassified out of AOCI should be presented by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in its entirety to net income in the same reporting period. For amounts not required to be reclassified in their entirety to net income, a cross-reference to other disclosures provided for in accordance with U.S. GAAP is required. The Company has adopted this authoritative guidance. To date, its adoption does not have a material impact on its consolidated financial statement disclosures.

Disclosures about Offsetting Assets and Liabilities:

In December 2011, the FASB issued authoritative guidance requiring enhanced disclosures about offsetting assets and liabilities, which is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The new rules require companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to a netting arrangement. In January 2013, the FASB issued a clarification of the guidance in order to address implementation issues surrounding the scope of the standard and to clarify the scope of the offsetting disclosures and address any unintended consequences. The Company has evaluated this updated authoritative guidance, and the adoption of this guidance does not have a material impact on its consolidated financial statement disclosures.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements. Certain written and oral statements made by PT’s management include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These forward-looking statements generally can be identified by words such as “believes,” “expects,” “anticipates,” “projects,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Words such as the “Company,” “PT,” “management,” “we,” “us,” or “our,” mean Performance Technologies, Incorporated and its subsidiaries. All statements herein that describe PT’s business strategy, outlook, objectives, plans, intentions, goals or similar projections are also forward-looking statements within the meaning of the Reform Act. Forward-looking statements should be read in conjunction with the audited Consolidated Financial Statements, the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and other documents filed with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts, possible effects related to compliance with new conflict-free mineral regulations, potential material weaknesses in internal control over financial reporting, and the potential ramifications of our possible inability to comply with NASDAQ’s continued listing requirements. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Section 1350 Certification

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

____________

* XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

May 6, 2013	By: /s/ John M. Slusser
John M. Slusser
Chief Executive Officer (Principal Executive Officer)

May 6, 2013	By: /s/ Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

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
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 6, 2013	By: /s/ John M. Slusser
John M. Slusser
Chief Executive Officer (Principal Executive Officer)

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
d.	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 6, 2013	By: /s/ Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended March 31, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

May 6, 2013	By: /s/ John M. Slusser
John M. Slusser
Chief Executive Officer (Principal Executive Officer)

May 6, 2013	By: /s/ Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

