Form 10-Q
period 2013-06-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2013-08-12
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

The number of shares outstanding of the registrant's common stock was 11,154,730 as of July 31, 2013.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

a – not applicable as PT qualifies as a Smaller Reporting Company

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$9,799,000	$7,546,000
Investments	1,963,000	4,794,000
Accounts receivable, net	6,541,000	3,775,000
Inventories, net	2,741,000	3,615,000
Prepaid expenses and other assets	1,122,000	932,000
Prepaid income taxes	297,000	206,000
Deferred income taxes	409,000	445,000
Total current assets	22,872,000	21,313,000

Investments	510,000	1,969,000
Property, equipment and improvements, net	1,654,000	1,683,000
Software development costs, net	3,567,000	3,716,000
Purchased intangible assets, net	2,367,000	2,835,000
Total assets	$30,970,000	$31,516,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$936,000	$1,134,000
Accrued expenses	1,852,000	1,664,000
Deferred revenue	3,054,000	3,002,000
Fair value of foreign currency hedge contracts	64,000
Total current liabilities	5,906,000	5,800,000
Deferred income taxes	671,000	696,000
Total liabilities	6,577,000	6,496,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares
authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,116,397 shares outstanding	133,000	133,000
Additional paid-in capital	17,714,000	17,591,000
Retained earnings	16,426,000	17,099,000
Accumulated other comprehensive income (loss)	(62,000)	15,000
Treasury stock - at cost; 2,188,199 shares	(9,818,000)	(9,818,000)
Total stockholders' equity	24,393,000	25,020,000
Total liabilities and stockholders' equity	$30,970,000	$31,516,000

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$7,107,000	$5,018,000	$13,392,000	$13,374,000
Cost of goods sold	3,597,000	2,944,000	7,053,000	6,741,000
Impairment of software development costs	137,000		137,000
Gross profit	3,373,000	2,074,000	6,202,000	6,633,000

Operating expenses:
Selling and marketing	1,340,000	1,473,000	2,735,000	3,088,000
Research and development	1,028,000	1,574,000	2,209,000	3,273,000
General and administrative	804,000	857,000	1,653,000	1,804,000
Restructuring charges			243,000
Total operating expenses	3,172,000	3,904,000	6,840,000	8,165,000
Income (loss) from operations	201,000	(1,830,000)	(638,000)	(1,532,000)

Other (expense) income, net	(10,000)	29,000	(19,000)	(1,000)
Income (loss) before income taxes	191,000	(1,801,000)	(657,000)	(1,533,000)

Income tax (benefit) provision	(2,000)	(47,000)	16,000	(68,000)
Net income (loss)	$193,000	$(1,754,000)	$(673,000)	$(1,465,000)

Basic income (loss) per share	$.02	$(.16)	$(.06)	$(.13)
Diluted income per share	$.02

Weighted average number of
common shares used in basic and
diluted income (loss) per share	11,116,397	11,116,397	11,116,397	11,116,397

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$193,000	$(1,754,000)	$(673,000)	$(1,465,000)
Other comprehensive income (loss), net of tax:
Change in unrealized (loss) gain on foreign currency hedge contracts	(49,000)	9,000	(64,000)	46,000
Change in unrealized (loss) gain on available-for-sale investments	(10,000)	(6,000)	(13,000)	73,000
Other comprehensive income (loss)	(59,000)	3,000	(77,000)	119,000
Comprehensive income (loss)	$134,000	$(1,751,000)	$(750,000)	$(1,346,000)

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(673,000)	$(1,465,000)
Non-cash adjustments:
Depreciation and amortization	1,266,000	1,329,000
Amortization of purchased intangible assets	468,000	589,000
Stock-based compensation expense	123,000	125,000
Impairment of software development costs	137,000
Deferred income taxes	11,000	6,000
Realized loss on disposal of property and equipment	5,000
Realized gain on redemption of investment	(4,000)
Revenue from non-monetary exchange		(257,000)
Non-cash interest expense		1,000
Changes in operating assets and liabilities:
Accounts receivable	(2,766,000)	1,319,000
Inventories	885,000	456,000
Prepaid expenses and other assets	(190,000)	139,000
Accounts payable and accrued expenses	(10,000)	(91,000)
Deferred revenue	52,000	676,000
Income taxes payable and prepaid income taxes	(91,000)	(84,000)
Net cash (used) provided by operating activities	(787,000)	2,743,000

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets		(1,000,000)
Purchases of property, equipment and improvements	(285,000)	(279,000)
Capitalized software development costs	(913,000)	(1,170,000)
Proceeds from sales and maturities of investments	4,752,000	1,053,000
Purchases of investments	(514,000)	(2,995,000)
Net cash provided (used) by investing activities	3,040,000	(4,391,000)

Net increase (decrease) in cash and cash equivalents	2,253,000	(1,648,000)
Cash and cash equivalents at beginning of period	7,546,000	9,641,000
Cash and cash equivalents at end of period	$9,799,000	$7,993,000

Supplemental Disclosure of Cash Flow Information:
Software acquired in non-monetary exchange		$257,000

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

Financial Statement Presentation

Certain reclassifications have been made to the amounts presented for the three and six months ended June 30, 2012 in order to conform to the current year presentation. Due to the Company’s recent restructuring actions and realignment of its business, management has elected to change the account classification of certain items of compensation and related expense, previously reported in general and administrative expenses to selling and marketing expense and research and development expense.

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

Note B – Investments

Investments are stated at fair value and consisted of the following:

	June 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value

Corporate bonds	$2,471,000	$2,473,000	$5,247,000	$5,262,000
Municipal bonds			1,501,000	1,501,000
Total investments	2,471,000	2,473,000	6,748,000	6,763,000
Less: current investments	(1,959,000)	(1,963,000)	(4,786,000)	(4,794,000)
Non-current investments	$512,000	$510,000	$1,962,000	$1,969,000

The Company’s bond investments have a cumulative par value of $2,450,000 at June 30, 2013.

Note C – Inventories, net

Inventories consisted of the following:

	June 30,	December 31,
	2013	2012
Purchased parts and components	$827,000	$1,245,000
Work in process and purchased assemblies	1,381,000	1,631,000
Finished goods	533,000	739,000
Net	$2,741,000	$3,615,000

Note D – Software Development Costs

Software development costs consisted of the following:

	June 30,	December 31,
	2013	2012
Capitalized software development costs	$25,363,000	$24,450,000
Less: accumulated amortization	(21,796,000)	(20,734,000)
Net	$3,567,000	$3,716,000

Amortization of software development costs included in cost of goods sold was $595,000 and $437,000 in the second quarter 2013 and 2012, respectively. The second quarter 2013 amount includes a charge amounting to $137,000 for the impairment of certain capitalized software projects. Amortization of software development costs included in cost of goods sold was $1,062,000 and $837,000 for the six months ended June 30, 2013 and 2012, respectively, including the impairment charge in 2013.

Note E – Purchased Intangible Assets

Purchased intangible assets consisted of the following:

	June 30,	December 31,
	2013	2012
Purchased developed technologies	$5,352,000	$5,352,000
Support contracts	420,000	420,000
Total	5,772,000	5,772,000
Less: accumulated amortization	(3,405,000)	(2,937,000)
Purchased intangible assets, net	$2,367,000	$2,835,000

Amortization of purchased intangible assets included in cost of goods sold totaled $234,000 and $310,000 in the second quarter 2013 and 2012, respectively. Amortization of purchased intangible assets included in cost of goods sold totaled $468,000 and $589,000 in the six months ended June 30, 2013 and 2012, respectively.

Note F – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for PT’s products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three and six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
Accrued warranty obligations, January 1	$68,000	$92,000
Actual warranty experience	(9,000)	(14,000)
Warranty provisions	9,000	14,000
Accrued warranty obligations, March 31	68,000	92,000
Actual warranty experience	(11,000)	(20,000)
Warranty provisions	7,000	15,000
Accrued warranty obligations, June 30	$64,000	$87,000

Note G – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options, if any, using the treasury stock method. There were no dilutive stock options for the second quarter 2013. Due to the net losses incurred in the second quarter 2012 and the six months ended June 30, 2013 and 2012, dilutive options were not considered for those periods.  The weighted average number of excluded options totaled approximately 2,289,000 shares and 1,869,000 shares for the second quarter 2013 and 2012, respectively, and 2,218,000 shares and 1,888,000 shares for the six months ended June 30, 2013 and 2012, respectively.

Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. PT’s risk management program is designed to reduce the exposure and volatility arising from this risk. At June 30, 2013, the Company had contracts in place to hedge approximately 60% of its estimated Canadian foreign currency risk for the remainder of 2013. At June 30, 2012 and December 31, 2012, the Company had no such contracts in place.

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

The fair value of the Company’s derivative instruments consisted of the following:

		Fair value at
	Balance sheet location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Current liabilities	$(64,000)	$—

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of (loss) reclassified from accumulated other comprehensive income (loss) to the statement of operations
Derivatives fair value	Location of gain (loss) recognized in	Three Months Ended June 30,
hedging relationships	operations	2013	2012
Foreign exchange contracts	Operating expenses	$(8,000)	$(15,000)

		Six Months Ended June 30,
		2013	2012
Foreign exchange contracts	Operating expenses	$(12,000)	$(27,000)

The Company’s derivative instruments had the following effect on accumulated other comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Accumulated other comprehensive (loss) income – derivative instruments, beginning	$(15,000)	$(9,000)	$—	$(46,000)
Amount of loss recognized in statement of operations, net of tax	8,000	15,000	12,000	27,000
Net change in fair value of derivative instruments	(57,000)	(6,000)	(76,000)	19,000
Accumulated other comprehensive income – derivative instruments, ending	$(64,000)	$—	$(64,000)	$—

Note I – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	June 30, 2013	December 31, 2012
Unrealized loss on foreign currency hedge contracts	$(64,000)	$—
Unrealized gain on available-for-sale investments	2,000	15,000
Net	$(62,000)	$15,000

An out-of-period charge amounting to $63,000 was made to other (expense) income during the six months ended June 30, 2012 to adjust the recorded balance of unrealized gain (loss) on available-for-sale securities. This adjustment did not have a material impact on our consolidated financial statements for the six months ended June 30, 2012.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments – corporate bonds	$2,473,000	$—	$—
Total assets measured at fair value	$2,473,000	$—	$—

Liabilities:
Foreign currency hedge contracts	$—	$64,000	$—
Total liabilities measured at fair value	$—	$64,000	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments – corporate bonds	$5,262,000	$—	$—
Investments – municipal bonds	—	1,501,000	—
Total assets measured at fair value	$5,262,000	$1,501,000	$—

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

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and six month periods ended June 30, 2013 and 2012.

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense – stock options	$65,000	$58,000	$123,000	$125,000
Income tax benefit	—	—	—	—
Net increase in net loss	$65,000	$58,000	$123,000	$125,000

Per share increase in basic net loss:	$.01	$.01	$.01	$.01

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,654,600	$3.08
Granted	732,000	.93
Exercised	—	—
Expired	(156,250)	4.50
Outstanding at June 30, 2013	2,230,350	2.26

Exercisable at June 30, 2013	1,152,017	$3.16

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At June 30, 2013, PT had approximately $327,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.9 years.

Note L – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT’s estimated effective annual tax rate was -2% for the six months ended June 30, 2013 and does not include any material discrete items. The estimated effective annual tax rate used for the six months ended June 30, 2012 was 4% and did not include any material discrete items. The change in the effective annual tax rate is due to expected refundable Canadian provincial tax credits which are presented in 2013 as a reduction of research and development expenses.

The Company had no balance in unrecognized tax benefits at either June 30, 2013 or December 31, 2012.

At June 30, 2013, the Company had gross deferred income tax assets totaling approximately $17,600,000, against substantially all of which the Company has recorded a valuation allowance. At December 31, 2012, the Company had gross deferred income tax assets totaling approximately $17,217,000 and has recorded a valuation allowance against substantially all of this amount.

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

For arrangements with multiple deliverables, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. A selling price hierarchy is employed for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; and (3) best estimated selling price (“BESP”) if neither vendor-specific nor third-party evidence is available. For PT’s multiple deliverable arrangements, our products and services qualify as separate units of accounting. The Company’s multiple deliverable arrangements generally include a combination of telecommunications hardware and software products, services including installation and training, and support services. These arrangements typically have both software and non-software components that function together to deliver the product’s essential functionality. These arrangements generally do not include any provisions for cancellation, termination, or refunds that would significantly impact recognized revenue. Because the Company rarely sells its proprietary hardware and software products on a stand-alone basis or without support, PT is not able to establish VSOE for these products. Additionally, PT generally expects that it will not be able to establish TPE due to the proprietary nature of PT’s products and the markets in which we compete. Accordingly, PT expects the selling price of its products to be based on its BESP. PT has established VSOE for its support and services and, therefore, it utilizes VSOE for these elements.

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

Software Development Costs: All software development costs incurred in establishing the technological feasibility of computer software products to be sold are charged to expense as research and development costs. Software development costs incurred subsequent to the establishment of technological feasibility of a computer software product to be sold, and prior to general release of that product, are capitalized. Amounts capitalized are amortized commencing after general release of that product over the estimated remaining economic life of that product, generally three years, using the straight-line method or using the ratio of current revenues to current and anticipated revenues from such product, whichever provides greater amortization. If the technological feasibility for a particular project is judged not to have been met or recoverability of amounts capitalized is in doubt, project costs are expensed as research and development or charged to cost of goods sold, as applicable. The accounting estimate related to software development costs is considered a “critical accounting estimate” because judgment is exercised in determining whether project costs are expensed as research and development or capitalized as an asset. Such judgments may materially affect expense amounts for any period. Judgment is exercised within the parameters of GAAP in determining when technological feasibility has been met and recoverability of software development costs is reasonably assured.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At June 30, 2013, there are no tax uncertainties that PT has determined are required to be recognized.

Finally, the value of PT’s deferred tax assets is dependent upon PT’s ability to generate future taxable income in the jurisdictions in which PT operates. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards, and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $30 million in order to fully realize the value of the Company's deferred tax assets. Due to the uncertainty of PT’s ability to realize its deferred tax assets, a valuation allowance has been recorded against substantially the full value of its deferred tax assets.

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

PT’s product portfolio includes its SEGway® Diameter and SS7 Signaling Systems, which provide tightly integrated signaling and advanced routing capabilities and applications that uniquely span the mission critical demands of both existing and next-generation 4G/Long-Term Evolution (“LTE”) and IMS telecommunications networks. The Company’s IPnexus® Multi-Protocol Gateways and Servers enable a broad range of IP-interworking in data acquisition, sensor, radar, and control applications for aviation, weather and other infrastructure networks.

PT is headquartered in Rochester, New York and maintains direct sales and marketing offices in the U.S. in Raleigh, North Carolina and Chicago, Illinois and international offices in London, England and Shanghai, China, and has centers of engineering excellence in San Diego, California, and Kanata, Ontario, Canada, in addition to Rochester, New York.

Strategy

The Company’s strategy is to focus on its high value-add network communications solutions – leveraging its core competencies. In the telecommunications space, PT is building upon its seventeen years of signaling systems experience and its installed customer base for its SEGway SS7 Signaling Systems. The mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/LTE-based network architectures. As part of this network evolution, service providers’ signaling infrastructure is migrating from SS7 signaling to Diameter signaling. During 2012, PT introduced its own SEGway Universal Diameter Router (“UDR”), a premier Diameter Signaling solution set for next-generation 4G/LTE networks, and the Company recognized its first related revenue during the first quarter 2013. The Company’s SEGway Diameter signaling product line gained traction and momentum by adding additional customers during the second quarter. The Company expects to be a key player in this growth market by providing high value proposition “best-of-breed” solutions and by taking those solutions to the global market through a combination of strong channel partners and focused direct sales activities.

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

During the first half of 2013, the Company has increased its sales and marketing investments for our SEGway Diameter signaling product line to accelerate our penetration in this growing market.

In summary, given our concentrated product focus, the substantial steps we have taken to reduce our operating expense levels and our strong and unleveraged balance sheet, management believes PT is well positioned for a positive future trajectory as economic conditions improve.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers have continued to be sluggish; the total available market for traditional SS7-based signaling products is declining and the market for next-generation 4G network products is currently in an early-stage of growth. Despite the present economic climate, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability is improving because expenses have been aligned with projected revenues and we have strong channel partners actively engaged in selling our products.

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

Sales of our IPnexus Multi-Protocol IP-interworking solutions are typically to prime contractors and system integrators and generally reflect investment levels by various government agencies and defense branches in specific programs and projects requiring radar and sensor communications services over IP networks. Our IPnexus Multi-Protocol Gateways and Servers enable the gathering and delivering of vital data such as weather, flight tracking, and ground surveillance over IP networks for these applications. Beginning in the second half of 2012, aerospace and defense budgets for radar and sensor communications projects were dramatically reduced and PT’s prime contractor partners were unclear about future project deployment schedules. This trend continued during the first half 2013 as customer spending for radar and sensor communications projects declined from the previous year’s levels.

Financial Overview

Revenue:

Revenue in the second quarter 2013 amounted to $7.1 million, compared to $5.0 million in the second quarter 2012. Revenue was $13.4 million for the six months ended June 30 of both 2013 and 2012. The increase in revenue during the second quarter 2013 over the comparable prior year period reflects increased Diameter and SS7 signaling systems revenue and an increase in shipments of our platform products under the Company’s last-time buy and build program. Revenue was essentially unchanged for the six months ended June 30, 2013 as compared to the prior year, as increased sales to Diameter and SS7 signaling systems customers and last-time buy and build platform sales essentially offset a decrease in sales to the Company’s largest customer from 2007 through 2011. Shipments to customers outside of the United States represented 39% and 41% in the second quarter of 2013 and 2012, respectively, and 43% and 49% in the six months ended June 30, 2013 and 2012, respectively.

Net income (loss):

Net income in the second quarter 2013 amounted to $.2 million, or $.02 per diluted share, including a charge for impairment of software development costs of $.01 per share, amortization of purchased intangible assets of $.02 per share, and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding. The Company incurred a net loss in the second quarter 2012 in the amount of ($1.8 million), or ($.16) per basic share, including amortization of purchased intangible assets of $.03 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.

PT incurred a net loss for the six months ended June 30, 2013 amounting to ($.7 million), or ($.06) per basic share, including a restructuring charge of $.02 per share, a charge for impairment of software development costs of $.01 per share, amortization of purchased intangible assets of $.04 per share, and stock-based compensation of $.01 per share, based on 11.1 million shares outstanding. The Company incurred a net loss for the six months ended June 30, 2012 amounting to ($1.5 million), or ($.13) per basic share, including amortization of purchased intangible assets of $.05 per share and stock-based compensation of $.01 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and investments amounted to $12.3 million and $14.3 million at June 30, 2013 and December 31, 2012, respectively. The Company had no long-term debt at either date. Accounts receivable at June 30, 2013 amounted to $6.5 million, compared to $3.8 million at the end of 2012. The higher level of accounts receivable is primarily related to significantly higher sales in June 2013 than in December 2012.

Cash used by operating activities amounted to ($.8 million) in the six months ended June 30, 2013, as compared to cash provided by operating activities of $2.7 million in the six months ended June 30, 2012. The large swing in cash (used) provided by operating activities was primarily due to a $2.8 million net increase in accounts receivable in 2013, as compared with a net decrease in accounts receivable of $1.3 million in the prior year, and a $.1 million increase in deferred revenue in 2013, as compared with a $.7 million increase in the comparable 2012 period, partially offset by substantially improved earnings in 2013 (a loss of $.7 million in the six months ended 2013 as compared to a loss of $1.5 million in the same period in 2012) and a $.9 million decrease in inventories in 2013, as compared with a $.5 million decrease in 2012. The increase in accounts receivable was due to the higher sales level in June 2013, as compared with the level in December 2012. The decrease in inventory is primarily attributable to the Company’s ongoing efforts to manage inventory levels and the lower increase in deferred revenue is primarily due to the recognition in revenue of amounts previously deferred relating to the Company’s signaling systems sales in Africa.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers. PT’s decision in the fourth quarter 2012 to transition out of the general OEM platform business is impacting revenues derived from that product line, which amounted to approximately $5.8 million in 2012.

Total revenue for the first half 2013 amounted to $13.4 million, on a par with the corresponding period in 2012. Total revenue for the second quarter 2013 amounted to $7.1 million, an increase of $.8 million, or 13%, over the first quarter 2013, and an increase of $2.1 million, or 42%, over the second quarter 2012. The increase in revenue was primarily attributable to an increase in sales to SEGway signaling systems customers and an increase in shipments of platform products as part of the last-time buy and build program in the quarter, as compared to both the first quarter 2013 and second quarter 2012.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Six Months Ended June 30, 2013, Compared with the

Three and Six Months Ended June 30, 2012

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.6	58.7	52.7	50.4
Impairment of software development costs	2.0		1.0
Gross profit	47.4	41.3	46.3	49.6

Operating expenses:
Selling and marketing	18.9	29.3	20.4	23.1
Research and development	14.4	31.4	16.5	24.5
General and administrative	11.3	17.1	12.4	13.5
Restructuring charges			1.8
Total operating expenses	44.6	77.8	51.1	61.1
Income (loss) from operations	2.8	(36.5)	(4.8)	(11.5)

Other (expense) income, net	(.1)	.6	(.1)
Income (loss) before income taxes	2.7	(35.9)	(4.9)	(11.5)
Income tax (benefit) provision	—	(.9)	.1	(.5)
Net income (loss)	2.7%	(35.0)%	(5.0)%	(11.0)%

Sales. Total revenue for the second quarter 2013 amounted to $7.1 million, compared to $5.0 million for the corresponding quarter in 2012. The increase in revenue in the second quarter 2013 over the comparable prior year period was due primarily to increased sales to SEGway signaling systems customers. In the second quarter 2013, PT’s four largest customers represented 52% of sales, compared to 28% of sales in the second quarter 2012. The Company's four largest customers comprised 41% and 37% of sales in the six months ended June 30, 2013 and 2012, respectively.

Total revenue for the six months ended June 30, 2013 amounted to $13.4 million, equal to the comparable period in 2012, as increase in signaling systems sales and a last-time buy for one customer offset the decline in sales to the Company’s largest customer from 2007 through 2011.

Shipments to customers outside of the United States represented 39% and 41% of PT’s sales during the second quarter of 2013 and 2012, respectively. Shipments to customers outside of the United States represented 43% and 49% of the Company's sales for the six months ended June 30, 2013 and 2012, respectively.

Looking at revenue categories:

Revenue from telecommunications customers amounted to $5.5 million and $3.7 million in the second quarter 2013 and 2012, respectively, and $10.3 million and $10.8 million in the six months ended June 30, 2013 and 2012, respectively. The quarter-over-quarter increase of $1.8 million, or 49%, is largely due to a $1.6 million increase in shipments to SEGway signaling systems customers. The decrease of $.5 million from the first half 2012 to the comparable 2013 period is due primarily to a decrease in sales to the Company’s largest customer from 2007 through 2011 (sales to which essentially ceased after the first quarter 2012), partially offset by an increase in shipments to SEGway signaling systems customers.

Revenues from our IPnexus Multi-Protocol IP-interworking solutions decreased by $.8 million, from $1.4 million in the second quarter 2012 to $.6 million in the second quarter 2013. Revenues from this product line were $1.8 million and $2.5 million in the first half of 2013 and 2012, respectively. The period-over-period decreases are due to sharp cutbacks in the quarter in spending by government prime contractors.

Revenues from our OEM platform product line amounted to $1.3 million and $1.2 million in the second quarter 2013 and 2012, respectively, and $2.6 million and $3.8 million in the six months ended June 30, 2013 and 2012, respectively. The decrease in the first six months 2013 over the comparable period in 2012 is primarily attributable to declines in sales to the Company’s largest customer from 2007 through 2011.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, amortization of purchased intangible assets, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $3.4 million and 47.4% of sales in the second quarter 2013, compared to $2.1 million and 41.3% of sales for the second quarter 2012. The improvement in gross margin percentage was primarily attributable to substantial workforce reductions in manufacturing in late 2012 and early 2013, the effect of relatively fixed manufacturing expenses measured against substantially higher sales in 2013, and lower amortization costs in 2013. Also contributing to the improvement in margin was the sale of products and components previously reserved for as excess or obsolete, totaling $.2 million in the quarter. Partially offsetting these improvements, the Company recorded a second quarter 2013 charge in the amount of $.1 million to impair costs associated with certain capitalized software development projects.

Gross margin and gross margin percentage amounted to $6.2 million and 46.3% of sales in the six months ended June 30, 2013, compared to $6.6 million and 49.6% for the six months ended June 30, 2012. The decline in gross margin and gross margin percentage was primarily attributable to the impairment charge discussed above and generally less favorable sales mix, offset partially by the effect of lower manufacturing expenses and amortization expenses in 2013 as compared to the prior year period.

Total Operating Expenses. Total operating expenses amounted to $3.2 million in the second quarter 2013, as compared to $3.9 million in the second quarter 2012. Total operating expenses amounted to $6.8 million in the six months ended June 30, 2013, as compared to $8.2 million in the comparable 2012 period.

Selling and marketing expenses were $1.3 million and $1.5 million for the second quarter 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, selling and marketing expenses were $2.7 million and $3.1 million, respectively. The decrease in 2013 over the comparable 2012 periods is primarily the result of a reduction in sales and marketing headcount and a lower bad debt expense in 2013 than in 2012.

Research and development expenses were $1.0 million and $1.6 million in the second quarter 2013 and 2012, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.5 million and $.6 million during the second quarter 2013 and 2012, respectively. Research and development expenses were $2.2 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively. Six month amounts capitalized to software development costs amounted to $.9 million and $1.2 million in 2013 and 2012, respectively. The period over period decreases in research and development expenses are due primarily to the Company’s staff reductions in the fourth quarter 2012 and first quarter 2013, and staff attrition.

General and administrative expenses were $.8 million and $.9 million in the second quarter 2013 and 2012, respectively. General and administrative expenses were $1.6 million and $1.8 million in the six months ended June 30, 2013 and 2012, respectively. The period over period decreases are primarily due to attrition and the Company’s staff reductions in the fourth quarter 2012 and first quarter 2013.

Restructuring expenses were $.2 million in the six months ended June 30, 2013. The Company reduced its personnel by ten employees, or 8% of its workforce, in a restructuring action commenced and completed during the first quarter 2013. All of the expense associated with this action resulted in cash expenditures.

Other (expense) income, net. Other income consists primarily of interest income. PT’s funds continue to be invested in high-quality corporate and government bonds, and guaranteed investment contracts and money market funds. Other income is presented net of other expense, which consists primarily of foreign currency translation adjustments relating to the Company’s foreign subsidiary financial statements. Other income (expense) for the six months ended June 30, 2012 also included a $.06 million out-of-period charge to adjust the recorded balance of accumulated other comprehensive income.

Income taxes. The Company’s effective income tax rates differ from the statutory rates primarily due to a full valuation allowance provided against its U.S. deferred tax assets, income taxes on foreign income and refundable income tax credits that differ from the U.S. income tax rate, and permanent income tax differences including Canadian research activities.

PT’s annual estimated effective income tax rate for 2013 is -2%, as compared to an estimated effective income tax rate of 4% for 2012. The expected annual effective income tax rate for 2013 is different than in the corresponding period in 2012 due to a change in the classification of refundable Canadian provincial tax credits the Company expects to receive for 2013. These credits are reported as a reduction of research and development expense in 2013, while they were reported as a component of tax provision (benefit) in 2012.

Liquidity and Capital Resources

The Company had working capital of $17.0 million and $15.5 million at June 30, 2013 and December 31, 2012, respectively. This increase is primarily a result of a $2.8 million increase in accounts receivable from December 31, 2012 to June 30, 2013. PT’s primary sources of liquidity are cash, cash equivalents and long-term investments, which totaled $12.3 million at June 30, 2013 and $14.3 million at December 31, 2012.

For the six months ended June 30, 2013, cash used by operating activities amounted to $.8 million. This amount reflects the net loss of ($.7 million), non-cash items such as depreciation and amortization charges of $1.7 million, stock-based compensation expense of $.1 million, and an impairment charge against capitalized software development costs of $.1 million. Cash used by operations due to changes in operating assets and liabilities included a decrease in cash associated with a $2.8 million increase in accounts receivable, and a $.2 million increase in prepaid expenses and other assets, offset partially by a $.9 million decrease in inventories, and a $.1 million increase in deferred revenue. The increase in accounts receivable was primarily attributable to the higher level of sales in the second quarter 2013, as compared with the fourth quarter 2012. The decrease in inventory was primarily attributable to the Company’s efforts to manage inventory levels relative to shipments during the quarter and anticipated product demand.

Cash provided by investing activities during the six months ended June 30, 2013 totaled $3.0 million. Proceeds from the maturity of investments amounted to $4.8 million, offset partially by a purchase of investments of $.5 million, capital expenditures of $.3 million, and capitalized software development costs which amounted to $.9 million.

Off-Balance Sheet Arrangements:

In July 2013, the Company renewed its lease for its San Diego engineering center through November 2016 on the same terms as its current lease.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contain forward-looking statements.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts, possible effects related to compliance with new conflict-free mineral regulations, and potential material weaknesses in internal control over financial reporting,. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause PT’s actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in the Annual Report on Form 10-K. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. Not applicable – Smaller Reporting Company

ITEM 4. CONTROLS AND PROCEDURES

A.	Evaluation of Disclosure Controls and Procedures

PT’s Chief Executive Officer (our principal executive officer) and its Chief Financial Officer (our principal financial officer) have evaluated PT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that PT’s disclosure controls and procedures were effective as of such date.

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

PERFORMANCE TECHNOLOGIES, INCORPORATED

August 12, 2013	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer (principal executive officer)

August 12, 2013	By: /s/	Dorrance W. Lamb
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: August 12, 2013	By:/s/	John M. Slusser
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2013	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended June 30, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 12, 2013	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer (principal executive officer)

Date: August 12, 2013	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (principal financial officer)

- 30 -