Form 10-Q
period 2013-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2013-11-08
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

The number of shares outstanding of the registrant's common stock was 11,154,730 as of October 31, 2013.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

a – not applicable as PT qualifies as a Smaller Reporting Company

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$10,394,000	$7,546,000
Investments	1,457,000	4,794,000
Accounts receivable, net	5,862,000	3,775,000
Inventories, net	2,324,000	3,615,000
Prepaid expenses and other assets	829,000	932,000
Prepaid income taxes	146,000	206,000
Deferred income taxes	408,000	445,000
Total current assets	21,420,000	21,313,000

Investments	2,079,000	1,969,000
Property, equipment and improvements, net	1,777,000	1,683,000
Software development costs, net	3,544,000	3,716,000
Purchased intangible assets, net	2,133,000	2,835,000
Total assets	$30,953,000	$31,516,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,332,000	$1,134,000
Accrued expenses	1,498,000	1,664,000
Deferred revenue	2,423,000	3,002,000
Fair value of foreign currency hedge contracts	4,000
Total current liabilities	5,257,000	5,800,000
Deferred income taxes	663,000	696,000
Total liabilities	5,920,000	6,496,000

Stockholders' equity:
Preferred stock - $.01 par value: 1,000,000 shares
authorized; none issued
Common stock - $.01 par value: 50,000,000 shares authorized;
13,304,596 shares issued; 11,154,730 shares outstanding	133,000	133,000
Additional paid-in capital	17,776,000	17,591,000
Retained earnings	16,756,000	17,099,000
Accumulated other comprehensive (loss) income	(7,000)	15,000
Treasury stock - at cost; 2,149,866 shares	(9,625,000)	(9,818,000)
Total stockholders' equity	25,033,000	25,020,000
Total liabilities and stockholders' equity	$30,953,000	$31,516,000

 The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$7,287,000	$4,671,000	$20,679,000	$18,045,000
Cost of goods sold	3,709,000	2,870,000	10,762,000	9,611,000
Impairment of software development costs			137,000
Gross profit	3,578,000	1,801,000	9,780,000	8,434,000

Operating expenses:
Selling and marketing	1,264,000	1,322,000	3,999,000	4,410,000
Research and development	1,070,000	1,286,000	3,279,000	4,559,000
General and administrative	788,000	828,000	2,441,000	2,632,000
Restructuring charges			243,000
Total operating expenses	3,122,000	3,436,000	9,962,000	11,601,000
Income (loss) from operations	456,000	(1,635,000)	(182,000)	(3,167,000)

Other income (expense), net	28,000	42,000	9,000	41,000
Income (loss) before income taxes	484,000	(1,593,000)	(173,000)	(3,126,000)

Income tax (benefit) provision	(4,000)	80,000	12,000	12,000
Net income (loss)	$488,000	$(1,673,000)	$(185,000)	$(3,138,000)

Basic income (loss) per share	$.04	$(.15)	$(.02)	$(.28)
Diluted income per share	$.04

Weighted average number of
common shares used in basic
income (loss) per share	11,148,172	11,116,397	11,127,105	11,116,397

Potential common shares - stock options	598,214

Weighted average number of common
shares and share equivalents used
in diluted income per share	11,746,386

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$488,000	$(1,673,000)	$(185,000)	$(3,138,000)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on foreign currency hedge contracts	60,000		(4,000)	46,000
Change in unrealized (loss) gain on available-for-sale investments	(5,000)	17,000	(18,000)	90,000
Other comprehensive income (loss)	55,000	17,000	(22,000)	136,000
Comprehensive income (loss)	$543,000	$(1,656,000)	$(207,000)	$(3,002,000)

The accompanying notes are an integral part of these consolidated financial statements.

PERFORMANCE TECHNOLOGIES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(185,000)	$(3,138,000)
Non-cash adjustments:
Depreciation and amortization	1,833,000	1,958,000
Amortization of purchased intangible assets	702,000	891,000
Stock-based compensation expense	185,000	186,000
Impairment of software development costs	137,000
Deferred income taxes	4,000	6,000
Realized loss on disposal of property and equipment	5,000	3,000
Realized gain on redemption of investment	(4,000)
Revenue from non-monetary exchange		(257,000)
Non-cash interest expense		1,000
Changes in operating assets and liabilities:
Accounts receivable	(2,087,000)	1,472,000
Inventories	1,302,000	728,000
Prepaid expenses and other assets	103,000	135,000
Accounts payable and accrued expenses	32,000	(171,000)
Deferred revenue	(579,000)	412,000
Income taxes payable and prepaid income taxes	60,000	(52,000)
Net cash provided by operating activities	1,508,000	2,174,000

Cash flows from investing activities:
Purchase of equipment, inventory and intangible assets		(1,000,000)
Purchases of property, equipment and improvements	(556,000)	(416,000)
Capitalized software development costs	(1,295,000)	(1,770,000)
Proceeds from sales and maturities of investments	5,252,000	1,753,000
Purchases of investments	(2,096,000)	(3,501,000)
Net cash provided (used) by investing activities	1,305,000	(4,934,000)

Cash flows from financing activities:
Proceeds from stock option exercises	35,000
Net cash provided by financing activities	35,000

Net increase (decrease) in cash and cash equivalents	2,848,000	(2,760,000)
Cash and cash equivalents at beginning of period	7,546,000	9,641,000
Cash and cash equivalents at end of period	$10,394,000	$6,881,000

Supplemental Disclosure of Cash Flow Information:
Software acquired in non-monetary exchange		$257,000

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

Financial Statement Presentation

Certain reclassifications have been made to the amounts presented for the three and nine months ended September 30, 2012 in order to conform to the current year presentation. Due to the Company’s recent restructuring actions and realignment of its business, management has elected to change the account classification of certain items of compensation and related expense, previously reported in general and administrative expenses to selling and marketing expense and research and development expense.

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

Note B – Investments

Investments are stated at fair value and consisted of the following:

	September 30, 2013		December 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value

Corporate bonds	$3,539,000	$3,536,000	$5,247,000	$5,262,000
Municipal bonds			1,501,000	1,501,000
Total investments	3,539,000	3,536,000	6,748,000	6,763,000
Less: current investments	(1,454,000)	(1,457,000)	(4,786,000)	(4,794,000)
Non-current investments	$2,085,000	$2,079,000	$1,962,000	$1,969,000

The Company’s bond investments have a cumulative par value of $3,450,000 at September 30, 2013.

Note C – Inventories, net

Inventories consisted of the following:

	September 30,	December 31,
	2013	2012
Purchased parts and components	$861,000	$1,245,000
Work in process and purchased assemblies	1,084,000	1,631,000
Finished goods	379,000	739,000
Net	$2,324,000	$3,615,000

Note D – Software Development Costs

Software development costs consisted of the following:

	September 30,	December 31,
	2013	2012
Capitalized software development costs	$25,743,000	$24,450,000
Less: accumulated amortization	(22,199,000)	(20,734,000)
Net	$3,544,000	$3,716,000

Amortization of software development costs included in cost of goods sold was $405,000 and $414,000 in the third quarter 2013 and 2012, respectively. Amortization of software development costs included in cost of goods sold was $1,467,000 and $1,251,000 for the nine months ended September 30, 2013 and 2012, respectively, including a second quarter 2013 charge of $137,000 for impairment of certain capitalized software projects.

Note E – Purchased Intangible Assets

Purchased intangible assets consisted of the following:

	September 30,	December 31,
	2013	2012
Purchased developed technologies	$5,352,000	$5,352,000
Support contracts	420,000	420,000
Total	5,772,000	5,772,000
Less: accumulated amortization	(3,639,000)	(2,937,000)
Purchased intangible assets, net	$2,133,000	$2,835,000

Amortization of purchased intangible assets included in cost of goods sold totaled $234,000 and $302,000 in the third quarter 2013 and 2012, respectively. Amortization of purchased intangible assets included in cost of goods sold totaled $702,000 and $891,000 in the nine months ended September 30, 2013 and 2012, respectively.

Note F – Warranty Obligations

Warranty obligations are incurred in connection with the sale of certain products. The warranty period for PT’s products is generally one year. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on product-based historical performance rates and related costs to repair. Changes in accrued warranty obligations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
Accrued warranty obligations, January 1	$68,000	$92,000
Actual warranty experience	(9,000)	(14,000)
Warranty provisions	9,000	14,000
Accrued warranty obligations, March 31	68,000	92,000
Actual warranty experience	(11,000)	(20,000)
Warranty provisions	7,000	15,000
Accrued warranty obligations, June 30	64,000	87,000
Actual warranty experience	(11,000)	(15,000)
Warranty provisions	11,000	15,000
Accrued warranty obligations, September 30	$64,000	$87,000

Note G – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise and conversion of dilutive stock options using the treasury stock method. In the third quarter 2013, the weighted average number of in-the-money stock options totaled 1,683,000 shares, which after applying the treasury stock method, results in additional dilutive stock options included in the calculation of diluted earnings per share totaling 598,000 shares. Due to the net losses incurred in the third quarter 2012 and the nine months ended September 30, 2013 and 2012, dilutive options were not considered for those periods.  The weighted average number of excluded options totaled approximately 393,000 shares and 1,722,000 shares for the third quarter 2013 and 2012, respectively, and 2,173,000 shares and 1,845,000 shares for the nine months ended September 30, 2013 and 2012, respectively.

 Note H – Derivative Instruments – Foreign Currency Hedge Contracts

The Company is exposed to the impact of fluctuations in foreign currency exchange rates on the expenses incurred in its Canadian and United Kingdom operations. PT’s risk management program is designed to reduce the exposure and volatility arising from this risk. At September 30, 2013, the Company had contracts in place to hedge approximately 65% of its estimated Canadian foreign currency risk for the remainder of 2013 and approximately 50% of its estimated Canadian foreign currency risk for the first six months of 2014. Subsequent to September 30, 2013, the Company placed contracts to hedge approximately an additional 35% of this risk for the first six months of 2014. At September 30, 2012 and December 31, 2012, the Company had no such contracts in place.

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

The fair value of the Company’s derivative instruments consisted of the following:

		Fair value at
	Balance sheet location	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments	Current liabilities	$(4,000)	$—

The Company’s derivative instruments had the following effect on the statements of operations:

		Amount of (loss) reclassified from accumulated other comprehensive income (loss) to the statement of operations
Derivatives fair value	Location of (loss) recognized in	Three Months Ended September 30,
hedging relationships	operations	2013	2012
Foreign exchange contracts	Operating expenses	$(19,000)	$—

		Nine Months Ended September 30,
		2013	2012
Foreign exchange contracts	Operating expenses	$(31,000)	$(27,000)

The Company’s derivative instruments had the following effect on accumulated other comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Accumulated other comprehensive loss – derivative instruments, beginning	$(64,000)	$—	$—	$(46,000)
Amount of loss recognized in statement of operations, net of tax	19,000	—	31,000	27,000
Net change in fair value of derivative instruments	41,000	—	(35,000)	19,000
Accumulated other comprehensive loss – derivative instruments, ending	$(4,000)	$—	$(4,000)	$—

 Note I – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	September 30, 2013	December 31, 2012
Unrealized loss on foreign currency hedge contracts	$(4,000)	$—
Unrealized gain on available-for-sale investments	(3,000)	15,000
Net	$(7,000)	$15,000

An out-of-period charge amounting to $63,000 was made to other (expense) income during the nine months ended September 30, 2012 to adjust the recorded balance of unrealized gain (loss) on available-for-sale securities. This adjustment did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2012.

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

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments – corporate bonds	$3,536,000	$—	$—
Total assets measured at fair value	$3,536,000	$—	$—

Liabilities:
Foreign currency hedge contracts	$—	$4,000	$—
Total liabilities measured at fair value	$—	$4,000	$—

The Company’s assets measured at fair value on a recurring basis at December 31, 2012, were as follows:

	Level 1	Level 2	Level 3
Assets:
Investments – corporate bonds	$5,262,000	$—	$—
Investments – municipal bonds	—	1,501,000	—
Total assets measured at fair value	$5,262,000	$1,501,000	$—

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

Note K – Stock-Based Compensation

PT has stock options outstanding from three stock-based employee compensation plans: the 2001 Stock Option Plan, the 2003 Omnibus Incentive Plan and the 2012 Omnibus Incentive Plan. Each plan provides for equity-based incentive awards to selected employees, directors and consultants, with a maximum of 1,500,000 shares that may be awarded under each plan. Options can no longer be granted under the 2001 Stock Option Plan and the 2003 Omnibus Incentive Plan.

PT recognizes compensation expense in the financial statements for stock option awards based on the grant date fair value of those awards, estimated using the Black-Scholes-Merton option pricing model. The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense – stock options	$62,000	$61,000	$185,000	$186,000
Income tax benefit	—	—	—	—
Decrease in net income / increase in net loss	$62,000	$61,000	$185,000	$186,000

Per share	$.01	$.01	$.02	$.02

The following table summarizes stock option activity for the nine months ended September 30, 2013:

	Number of shares	Weighted Average Exercise Price
Outstanding at January 1, 2013	1,654,600	$3.08
Granted	752,000	.93
Exercised	(38,333)	.90
Expired	(312,250)	4.93
Outstanding at September 30, 2013	2,056,017	2.07

Exercisable at September 30, 2013	990,184	$2.83

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At September 30, 2013, PT had approximately $266,000 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.9 years.

Note L – Income Taxes

PT’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on and credits against foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

PT’s estimated effective annual tax rate was -4% for the nine months ended September 30, 2013 and does not include any material discrete items. The estimated effective annual tax rate used for the nine months ended September 30, 2012 was -1% and did not include any material discrete items.

The Company had no balance in unrecognized tax benefits at either September 30, 2013 or December 31, 2012.

At September 30, 2013, the Company had gross deferred income tax assets totaling approximately $17,195,000, against substantially all of which the Company has recorded a valuation allowance. At December 31, 2012, the Company had gross deferred income tax assets totaling approximately $17,217,000 and has recorded a valuation allowance against substantially all of this amount.

The Company files U.S. federal, U.S. state, and foreign tax returns. For federal tax returns, the Company is generally no longer subject to tax examinations for years prior to 2010. For state and foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2009. It is reasonably possible that the Company may need to establish a liability associated with the Company’s unrecognized tax benefits within the next twelve months.  Based upon the closing of the tax years in these various jurisdictions, the Company may adjust its liability for unrecognized tax benefits.  These changes may be the result of new examinations by taxing authorities or the expiration of statutes of limitations.

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

Income Taxes: PT provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. If it should be determined that all or part of a net deferred tax asset is not able to be realized in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, in the event that it should be determined that all or part of a net deferred tax asset in the future is realizable in excess of the net recorded amount, an adjustment to the valuation allowance would increase income to be recognized in the period such determination was made.

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

In addition, the calculation of PT’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. PT recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires PT to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires PT to determine the probability of various possible outcomes. PT re-evaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. At September 30, 2013, there are no tax uncertainties that PT has determined are required to be recognized.

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

 Strategy

The Company’s strategy is to focus on its high value-add network communications solutions – leveraging its core competencies. In the telecommunications space, PT is building upon its seventeen years of signaling systems experience and its installed customer base for its SEGway SS7 Signaling Systems. The mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/LTE-based network architectures. As part of this network evolution, service providers’ signaling infrastructure is migrating from SS7 signaling to Diameter signaling. During 2012, PT introduced its own SEGway Universal Diameter Router (“UDR”), a premier Diameter Signaling solution set for next-generation 4G/LTE networks, and during the first quarter 2013 the Company realized its first UDR product sale. Our SEGway Diameter signaling product line continues to gain traction and momentum in the 4G/LTE marketplace. The Company expects to be a key player in this growth market by providing high value proposition “best-of-breed” solutions and by taking those solutions to the global market through a combination of strong channel partners and focused direct sales activities.

Sales of our IPnexus Multi-Protocol IP-interworking solutions are typically to prime contractors and system integrators and generally reflect investment levels by various government agencies and defense branches in specific programs and projects requiring radar and sensor communications services over IP networks. These solutions enable extremely reliable and highly available radar and sensor communications – gathering and delivering vital data such as weather, flight tracking, and ground surveillance over IP networks. We continue to work with numerous prime contractors to incorporate these products into specific programs and projects requiring these enhanced communications capabilities. Looking ahead, the Company expects to expand its IPnexus Multi-Protocol Gateways and Servers into new aerospace/defense applications as well as potentially enter new emerging markets such as Energy and Smart-Grid.

As part of its strategic realignment, which was initiated during the fourth quarter 2012, PT is well along in transitioning out of the general OEM platform business through a last-time buy and build program which ends for most customers at the end of 2013 and continues through 2014 for select customers. As of September 30, 2013, 85% of the last-time buy and build orders have been shipped, which amounted to approximately $5.9 million of revenue year-to-date. PT will continue to utilize its own open standards platforms as key elements of its network communications solutions and maintain a certain number of strategic OEM platform customers.

During 2013, the Company has increased its sales and marketing investments for our SEGway Diameter signaling product line to accelerate our penetration in this growth market.

In summary, management believes the Company’s unique ability of our SEGway Signaling product portfolio to provide a state-of-the-art, unified end solution set encompassing both Diameter and SS7 signaling solidly positions PT to address the opportunities arising from the ongoing telecommunications network evolution.

There are identifiable risks associated with PT’s strategy in the current economic climate. While management believes that its network communications market focus offers opportunities for growth in the long term, network infrastructure investments by carriers have continued to be sluggish; the total available market for traditional SS7-based signaling products is declining and the market for next-generation 4G/LTE network products is currently in an early-stage of growth. Despite the present economic climate, which may involve new risks not currently identified, management believes the outlook for the Company’s profitability has improved because expenses have been aligned with projected revenues and we have strong channel partners actively engaged in selling our products.

Market Overview

PT’s business addresses one industry segment – Communications. The telecommunications market, historically our largest vertical market, is fundamentally driven by investments in network infrastructure by carriers and service providers. Industry analysts are forecasting the market for SS7 signaling products will continue for the next seven to ten years, albeit on a declining scale. While the worldwide market for these products is declining, the number of vendors selling into this market has dropped much more rapidly and now stands at four, including PT. Management believes this is an opportunity to grow its share of the SS7 signaling market. In addition, the mobile telecommunications industry is in the early stages of building out much higher bandwidth 4G/LTE-based network architectures. The extraordinary increase in the projected number of wireless subscribers and related mobile data and application demands is driving tremendous growth in signaling traffic, which was the basis for defining a new signaling infrastructure based upon the Diameter protocol. The Diameter signaling market is at an early stage of growth and only a few of the world’s wireless carriers have implemented or are currently implementing 4G/LTE on a large scale. This market is projected by industry analysts to result in an aggregate spend of over $2 billion in the next five years.

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

Sales of our IPnexus Multi-Protocol IP-interworking solutions are typically to prime contractors and system integrators and generally reflect investment levels by various government agencies and defense branches in specific programs and projects requiring radar and sensor communications services over IP networks. Our IPnexus Multi-Protocol Gateways and Servers enable the gathering and delivering of vital data such as weather, flight tracking, and ground surveillance over IP networks for these applications. During the second half of 2012, aerospace and defense budgets for radar and sensor communications projects were dramatically reduced and PT’s prime contractor partners were unclear about future project deployment schedules. Government spending on this infrastructure is project based and continues to be highly variable from quarter-to-quarter.

Financial Overview

Revenue:

Revenue in the third quarter 2013 amounted to $7.3 million, compared to $4.7 million in the third quarter 2012. Revenue amounted to $20.7 million for the nine months ended September 30, 2013, compared to $18.0 million for the nine months ended September 30, 2012. The revenue increase during the third quarter 2013 over the comparable prior year period reflects increases in SEGway signaling systems revenue, IPnexus Multi-Protocol IP-interworking revenue and increased platform product shipments under the Company’s last-time buy and build program, which ends for most customers at the end of 2013. The revenue increase during the nine months ended September 30, 2013 over the comparable prior year period was primarily due to increased sales to our SEGway signaling systems customers and increased platform product shipments under the Company’s last-time buy and build program. Shipments to customers outside of the United States represented 41% and 47% in the third quarter of 2013 and 2012, respectively, and 42% and 47% in the nine months ended September 30, 2013 and 2012, respectively.

 Net income (loss):

Net income in the third quarter 2013 amounted to $.5 million, or $.04 per diluted share, including amortization of purchased intangible assets of $.02 per share and stock-based compensation expense of $.01 per share, based on 11.7 million shares outstanding. The Company incurred a net loss in the third quarter 2012 in the amount of ($1.7 million), or ($.15) per basic share, including amortization of purchased intangible assets of $.03 per share and stock-based compensation expense of $.01 per share, based on 11.1 million shares outstanding.

PT incurred a net loss for the nine months ended September 30, 2013 amounting to ($.2 million), or ($.02) per basic share, including a restructuring charge of $.02 per share, a charge for impairment of software development costs of $.01 per share, amortization of purchased intangible assets of $.06 per share, and stock-based compensation of $.02 per share, based on 11.1 million shares outstanding. The Company incurred a net loss for the nine months ended September 30, 2012 amounting to ($3.1 million), or ($.28) per basic share, including amortization of purchased intangible assets of $.08 per share and stock-based compensation of $.02 per share, based on 11.1 million shares outstanding.

Liquidity:

Cash, cash equivalents and investments amounted to $13.9 million and $14.3 million at September 30, 2013 and December 31, 2012, respectively. The Company had no long-term debt at either date. Accounts receivable at September 30, 2013 amounted to $5.9 million, compared to $3.8 million at the end of 2012. The higher level of accounts receivable is primarily related to significantly higher sales in September 2013 than in December 2012.

Cash provided by operating activities amounted to $1.5 million in the nine months ended September 30, 2013, as compared to cash provided by operating activities of $2.2 million in the nine months ended September 30, 2012. The decrease in cash provided by operating activities was primarily due to a $2.1 million net increase in accounts receivable in 2013, as compared with a net decrease in accounts receivable of $1.5 million in the prior year, and a $.6 million decrease in deferred revenue in 2013, as compared with a $.4 million increase in the comparable 2012 period, partially offset by a substantial reduction of the net loss in 2013 (a loss of $.2 million in the nine months ended September 30, 2013 as compared to a loss of $3.1 million in the same period in 2012) and a $1.3 million decrease in inventories in 2013, as compared with a $.7 million decrease in 2012.

The increase in accounts receivable was attributable to the higher sales level in September 2013, as compared with the level in December 2012. The decrease in inventory is primarily attributable to the Company’s ongoing efforts to manage inventory levels and the Company’s last-time buy and build program for its OEM platform products. The swing in deferred revenue is primarily due to the recognition in revenue of amounts previously deferred relating to certain of the Company’s signaling systems sales.

Key Performance Indicator:

PT believes that a key indicator for its business is the trend for the volume of orders received from customers. PT’s decision in the fourth quarter 2012 to transition out of the general OEM platform business has altered the revenue pattern for that product line, which amounted to approximately $5.8 million in 2012.

Total revenue for the first nine months of 2013 amounted to $20.7 million, an increase of $2.7 million, or 15% over the corresponding period in 2012. Total revenue for the third quarter 2013 amounted to $7.3 million, an increase of $2.6 million, or 56%, over the third quarter 2012. The revenue increase during the third quarter 2013 over the comparable prior year period reflects increases in SEGway signaling systems revenue, IPnexus Multi-Protocol IP-interworking revenue and increased platform product shipments under the Company’s last-time buy and build program.

More in-depth discussions of PT’s strategy can be found in PT’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Results of Operations

Three and Nine Months Ended September 30, 2013, Compared with the

Three and Nine Months Ended September 30, 2012

The following table presents the percentage of sales represented by each item in PT’s consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.9	61.4	52.0	53.2
Impairment of software development costs			.7
Gross profit	49.1	38.6	47.3	46.8

Operating expenses:
Selling and marketing	17.4	26.4	19.3	22.9
Research and development	14.7	26.1	15.9	24.1
General and administrative	10.8	21.1	11.8	17.3
Restructuring charges			1.2
Total operating expenses	42.9	73.6	48.2	64.3
Income (loss) from operations	6.2	(35.0)	(.9)	(17.5)

Other income (expense), net	.4	.9	.1	.2
Income (loss) before income taxes	6.6	(34.1)	(.8)	(17.3)
Income tax (benefit) provision	(.1)	1.7	.1	.1
Net income (loss)	6.7%	(35.8)%	(.9)%	(17.4)%

Sales. Total revenue for the third quarter 2013 amounted to $7.3 million, compared to $4.7 million for the corresponding quarter in 2012. The revenue increase during the third quarter 2013 over the comparable prior year period reflects increases in SEGway signaling systems revenue, IPnexus Multi-Protocol IP-interworking revenue and increased platform product shipments under the Company’s last-time buy and build program. In the third quarter 2013, PT’s four largest customers represented 42% of sales, compared to 48% of sales in the third quarter 2012. Two customers each accounted for 14% of the Company’s sales in the third quarter of 2013.

Total revenue for the nine months ended September 30, 2013 amounted to $20.7 million, compared to $18.0 million in the comparable period in 2012. The revenue increase during the nine months ended September 30, 2013 over the comparable prior year period was primarily due to increased sales to our SEGway signaling systems customers and increased platform product shipments under the Company’s last-time buy and build program. The Company's four largest customers comprised 40% and 33% of sales in the nine months ended September 30, 2013 and 2012, respectively. Two customers accounted for 15% and 11% of the Company’s sales in the nine months ended September 30, 2013 and 2012, respectively.

Shipments to customers outside of the United States represented 41% and 47% of PT’s sales during the third quarter of 2013 and 2012, respectively. Shipments to customers outside of the United States represented 42% and 47% of the Company's sales for the nine months ended September 30, 2013 and 2012, respectively. The period over period decreases in foreign sales was principally due to the decline in OEM platform sales to the Company’s formerly largest customer located in the United Kingdom.

Looking at revenue categories:

The Company has traditionally grouped revenue into two vertical markets: Telecommunications, and Military, aerospace and government systems. Our SEGway signaling products are generally included in Telecommunications revenue and our IPnexus Multi-Protocol IP-interworking solutions are primarily Military, aerospace and government systems revenue. Our OEM platform products can be sold to either Telecommunication or Military, aerospace and government systems customers.

Revenue from telecommunications customers amounted to $5.0 million and $4.2 million in the third quarter 2013 and 2012, respectively, and $15.3 million and $15.0 million in the nine months ended September 30, 2013 and 2012, respectively. Revenue from military, aerospace and government systems customers amounted to $2.3 million and $.5 million in the third quarter 2013 and 2012, respectively, and $5.4 million and $3.0 million in the nine months ended September 30, 2013 and 2012, respectively. These period over period increases were primarily the result of project variability controlled by government spending. The quarter-over-quarter increase in Telecommunications revenue of $.8 million is due to an increase in SEGway signaling solutions revenue and an increase in OEM platform product line shipments to our telecommunications customers during the quarter. The increase of revenue from our telecommunications customers of $.3 million for the first nine months of 2013 from the comparable prior year period is also primarily attributable to an increase in SEGway signaling solutions revenue.

Revenues from our IPnexus Multi-Protocol IP-interworking solutions amounted to $1.2 million and $.7 million in the third quarter 2013 and 2012, respectively, and $3.0 million and $3.3 million in the nine months ended September 30, 2013 and 2012, respectively. The period-over-period changes are due to project variability controlled by government spending.

Revenues from our OEM platform product line, which included orders from a last-time buy and build program, amounted to $2.7 million and $.8 million in the third quarter 2013 and 2012, respectively, and $6.8 million and $4.8 million in the nine months ended September 30, 2013 and 2012, respectively. The increases in the quarter and the first nine months 2013 over the comparable periods in 2012 are primarily attributable to platform product shipments under the Company’s last-time buy and build program.

Gross profit. Gross profit consists of sales, less cost of goods sold including material costs, manufacturing expenses, depreciation, amortization of software development costs, amortization of purchased intangible assets, and expenses associated with engineering contracts and the technical support function. Gross profit and gross margin percentage amounted to $3.6 million and 49.1% of sales in the third quarter 2013, compared to $1.8 million and 38.6% of sales for the third quarter 2012. The improvement in gross margin percentage was primarily attributable to the effect of relatively fixed manufacturing expenses measured against substantially higher sales in 2013, the effect of the Company’s substantial workforce reductions in manufacturing in late 2012 and early 2013, and lower software amortization costs in 2013.

Gross margin and gross margin percentage amounted to $9.8 million and 47.3% of sales in the nine months ended September 30, 2013, compared to $8.4 million and 46.7% for the nine months ended September 30, 2012. The improvement in gross margin and gross margin percentage was primarily attributable to lower manufacturing expenses and software amortization expenses in 2013 as compared to the prior year period, and the higher level of sales as compared to relatively fixed manufacturing expenses, offset partially by a second quarter 2013 charge recorded to impair costs associated with certain software development projects.

Total Operating Expenses. Total operating expenses amounted to $3.1 million in the third quarter 2013, as compared to $3.4 million in the third quarter 2012. Total operating expenses amounted to $10.0 million in the nine months ended September 30, 2013, as compared to $11.6 million in the comparable 2012 period.

Selling and marketing expenses were $1.3 million in the third quarter of both 2013 and 2012. For the nine months ended September 30, 2013 and 2012, selling and marketing expenses were $4.0 million and $4.4 million, respectively. The decrease in the nine months ended September 30, 2013 over the comparable 2012 period is primarily attributable to sales staff reductions in the Platform group in the fourth quarter 2012.

Research and development expenses were $1.1 million and $1.3 million in the third quarter 2013 and 2012, respectively. The Company capitalizes certain software development costs, which reduces the amount of software development charged to operating expenses. Amounts capitalized were $.4 million and $.6 million during the third quarter 2013 and 2012, respectively. Research and development expenses were $3.3 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively. Nine month amounts capitalized to software development costs amounted to $1.3 million and $1.8 million in 2013 and 2012, respectively. The period-over-period decreases in research and development expenses are primarily due to the Company’s staff reductions in the fourth quarter 2012 and first quarter 2013.

General and administrative expenses were $.8 million in the third quarter of both 2013 and 2012. General and administrative expenses were $2.4 million and $2.6 million in the nine months ended September 30, 2013 and 2012, respectively. This period-over-period decrease is primarily due to the Company’s staff reductions in the fourth quarter 2012.

Restructuring expenses were $.2 million in the nine months ended September 30, 2013. The Company reduced its personnel by ten employees, or 8% of its workforce, in a restructuring action commenced and completed during the first quarter 2013. All of the expense associated with this action resulted in cash expenditures.

Other (expense) income, net. Other income consists primarily of interest income and foreign currency translation adjustments relating to the Company’s foreign subsidiary financial statements. Other income (expense) for the nine months ended September 30, 2012 also included a $.06 million out-of-period charge to adjust the recorded balance of accumulated other comprehensive income.

Income taxes. The Company’s effective income tax rates differ from the statutory rates primarily due to a full valuation allowance provided against its U.S. deferred tax assets, income taxes on foreign income and refundable income tax credits that differ from the U.S. income tax rate and permanent income tax differences including Canadian research activities.

PT’s annual estimated effective income tax rate for 2013 is -4%, as compared to an estimated effective income tax rate of -1% for 2012. The expected annual effective income tax rate for 2013 is different than in the corresponding period in 2012 due primarily to the Company’s significantly improved profitability in 2013.

Liquidity and Capital Resources

The Company had working capital of $16.3 million and $15.5 million at September 30, 2013 and December 31, 2012, respectively. This increase is primarily a result of a $2.1 million increase in accounts receivable, partially offset by a $1.3 million decrease in inventories from December 31, 2012 to September 30, 2013. PT’s primary sources of liquidity are cash, cash equivalents and investments, which totaled $13.9 million at September 30, 2013 and $14.3 million at December 31, 2012.

For the nine months ended September 30, 2013, cash provided by operating activities amounted to $1.5 million. This amount reflects the net loss of ($.2 million), non-cash items such as depreciation and amortization charges totaling $2.5 million, stock-based compensation expense of $.2 million, and an impairment charge against capitalized software development costs of $.1 million. Cash used by operations due to changes in operating assets and liabilities included a decrease in cash associated with a $2.1 million increase in accounts receivable and a $.6 million decrease in deferred revenue, offset partially by a $1.3 million decrease in inventories. The increase in accounts receivable was primarily attributable to the higher level of sales in the third quarter 2013, as compared with the fourth quarter 2012. The decrease in inventory was primarily attributable to the Company’s efforts to manage inventory levels relative to shipments during the quarter and anticipated product demand, as well as the effect of the Company’s last-time buy and build program for its OEM platform product line. The decrease in deferred revenue was primarily attributable to the recognition of revenue upon the completion and acceptance of a specific customer order.

Cash provided by investing activities during the nine months ended September 30, 2013 totaled $1.3 million. Proceeds from the maturity of investments amounted to $5.3 million, offset partially by purchases of investments totaling $2.1 million, capital expenditures of $.6 million, and capitalized software development costs which amounted to $1.3 million.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, errors or defects in our products, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, possible loss or significant curtailment of significant government contracts or subcontracts, possible effects related to compliance with new conflict-free mineral regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(not applicable as PT qualifies as a Smaller Reporting Company)

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 a Certification of Chief Executive Officer

31.2 a Certification of Chief Financial Officer

32.1 a Section 1350 Certification

101.INS b XBRL Instance Document

101.SCH b XBRL Taxonomy Extension Schema Document

101.CAL b XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF b XBRL Taxonomy Extension Definition Linkbase Document

101.LAB b XBRL Taxonomy Extension Label Linkbase Document

101.PRE b XBRL Taxonomy Extension Presentation Linkbase Document

____________

a - furnished herewith

b - XBRL (eXtensible Business Reporting Language) information is to be filed by amendment of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANCE TECHNOLOGIES, INCORPORATED

November 8, 2013	By: /s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer (principal executive officer)

November 8, 2013	By: /s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: November 8, 2013	By:/s/	John M. Slusser
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
b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2013	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Chief Financial Officer

Exhibit 32.1

Section 1350 Certification

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 906”), John M. Slusser and Dorrance W. Lamb, the Chief Executive Officer and Chief Financial Officer, respectively, of Performance Technologies, Incorporated, certify that (i) the quarterly report on Form 10-Q for the quarter ended September 30, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Performance Technologies, Incorporated.

A signed original of this written statement required by Section 906 has been provided to Performance Technologies, Incorporated and will be retained by Performance Technologies, Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

Date: November 8, 2013	By:/s/	John M. Slusser
John M. Slusser
President and Chief Executive Officer (principal executive officer)

Date: November 8, 2013	By:/s/	Dorrance W. Lamb
Dorrance W. Lamb
Senior Vice President and Chief Financial Officer (principal financial officer)

-31-