Form 10-Q/A
period 2013-09-30
PERFORMANCE TECHNOLOGIES INC \DE\
filed 2013-11-12
CIK 1003950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (Form 10-Q), as filed with the Securities and Exchange Commission (SEC) on November 8, 2013, is to furnish our Interactive Data Files (XBRL Exhibits) as Exhibit 101.

No other changes have been made to the Form 10-Q other than the furnishing of the exhibits described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date on the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II - OTHER INFORMATION

Item 6 – Exhibits

101.	INS	XBRL	Instance Document
101.	SCH	XBRL	Taxonomy Extension Schema
101.	CAL	XBRL	Taxonomy Extension Schema Calculation Linkbase
101.	LAB	XBRL	Taxonomy Extension Schema Label Linkbase
101	DEF	XBRL	Taxonomy Extension Definition Linkbase
101.	PRE	XBRL	Taxonomy Extension Schema Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                                                PERFORMANCE TECHNOLOGIES, INC.

November 12, 2013                                                  by /s/ John M. Slusser

                                                                               John M. Slusser

                                                                               President and Chief Executive Officer

November 12, 2013                                                  by /s/ Dorrance W. Lamb

                                                                               Dorrance W. Lamb

                                                                               Senior Vice President - Finance and Chief Financial Officer